Form 10-K
period 2005-12-31
TRONOX INC
filed 2006-03-29
CIK 1328910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 1-32669

TRONOX INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2868245
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

123 Robert S. Kerr Avenue, Oklahoma City, Oklahoma 73102
(Address of principal executive offices)

Registrant’s telephone number, including area code: (405) 775-5000

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value Class B Common Stock, $0.01 par value	New York Stock Exchange New York Stock Exchange

No Securities are Registered Pursuant to Section 12(g) of the Act.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
    Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
          Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer” in Rule 12b-2 under the Exchange Act). (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the Class A common stock was last sold on the New York Stock Exchange on February 28, 2006, was $269.4 million. The registrant has provided this information as of February 28, 2006, because its common equity was not publicly traded as of the last business day of its most recently completed second fiscal quarter.

As of February 28, 2006, 17,801,790 shares of the company’s Class A common stock and 22,889,431 shares of the company’s Class B common stock were outstanding.

Documents Incorporated by Reference
The definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, is incorporated by reference in Part III of this Form 10-K.

Tronox Incorporated
Form 10-K

TRONOX INCORPORATED
PART I

Items 1. and 2.     Business and Properties

Tronox Incorporated, a Delaware corporation, was formed on May 17, 2005, in preparation for the contribution and transfer by Kerr-McGee Corporation (“Kerr-McGee”) of certain entities, including those comprising substantially all of its chemical business (the “Contribution”). The Contribution was completed in November 2005 along with the recapitalization of Tronox, whereby common stock held by Kerr-McGee converted into approximately 22.9 million shares of Class B common stock. An initial public offering (“IPO”) of Class A common stock was subsequently completed on November 28, 2005. Prior to the IPO, Tronox was a wholly-owned subsidiary of Kerr-McGee. Pursuant to the IPO registration statement on Form S-1 (File No. 333-125574), Tronox sold approximately 17.5 million shares of its Class A common stock at a price of $14.00 per share. Pursuant to the terms of the Master Separation Agreement dated November 28, 2005, among Kerr-McGee, Kerr-McGee Worldwide Corporation and the company (the “MSA”), the net proceeds from the IPO of approximately $224.7 million were distributed to Kerr-McGee.

Concurrent with the IPO, the company, through its wholly-owned subsidiaries, issued $350.0 million in aggregate principal amount of 9.5% senior unsecured notes due 2012 and borrowed $200.0 million under a six-year senior secured credit facility. Pursuant to the terms of the MSA, the company distributed to Kerr-McGee the net proceeds from the borrowings of approximately $537.1 million.

Following the IPO, approximately 43.3% of the total outstanding common stock of Tronox was held by the general public and 56.7% was held by Kerr-McGee. The holders of Class A common stock and Class B common stock have identical rights, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to six votes per share on all matters to be voted on by stockholders. As of December 31, 2005, Kerr-McGee owned all of the company’s outstanding Class B common stock, which represented approximately 88.7% of the company’s total voting power.

On March 8, 2006, Kerr-McGee’s Board of Directors declared a dividend of Tronox’s Class B common stock owned by Kerr-McGee to its stockholders (the “Distribution”). The Distribution is expected to be completed on March 30, 2006. Upon completion of the Distribution, Kerr-McGee will have no ownership or voting interest in us.

The terms “Tronox,” “the company,” “we,” “our” and similar terms are used interchangeably in this annual report to refer to the consolidated group or to one or more of the companies that are part of the consolidated group. The company is primarily engaged in the global production and marketing of titanium dioxide, a white pigment used in a wide range of products. The company has in the past operated or held businesses or properties, or currently holds properties, that do not relate to the current chemical business, including businesses involving the treatment of forest products, the production of ammonium perchlorate, the refining and marketing of petroleum products, offshore contract drilling, coal mining and the mining, milling and processing of nuclear materials.

Overview

Tronox is one of the leading global producers and marketers of titanium dioxide pigment. We market titanium dioxide pigment under the brand name TRONOX®, and our pigment segment represented more than 90% of our net sales in 2005. We are the world’s third-largest producer and marketer of titanium dioxide based on reported industry capacity by the leading titanium dioxide producers, and we have an estimated 13% market share of the $9 billion global market in 2005 based on reported industry sales. Our world-class, high-performance pigment products are critical components of everyday consumer applications, such as coatings, plastics and paper, as well as specialty products, such as inks, foods and cosmetics. In addition to titanium dioxide, we produce electrolytic manganese dioxide, sodium chlorate, boron-based and other specialty chemicals. In 2005, we had net sales of $1.4 billion and net income of $18.8 million. Based on the country of production, the geographic distribution of our net sales was as follows during the last three years:

	2005	2004	2003
	(Millions of dollars)
United States	$755.9	$716.8	$646.7
International	608.1	585.0	511.0
	$1,364.0	$1,301.8	$1,157.7

The chart below summarizes our 2005 net sales by business segment:

2005 Net Sales by Business Segment

We have maintained strong relationships with our customers since our current chemical operations began in 1964. We focus on providing our customers with world-class products, end-use market expertise and strong technical service and support. With more than 2,100 employees worldwide, strategically located manufacturing facilities and direct sales and technical service organizations in the United States, Europe and the Asia-Pacific region, we are able to serve our diverse base of more than 1,100 customers in over 100 countries.

Globally, including all of the production capacity of the facility operated under our Tiwest Joint Venture (see "Manufacturing, Operations and Properties - The Tiwest Joint Venture"), we have 517,000 and 107,000 tonnes of aggregate annual chloride and sulfate titanium dioxide production capacity, respectively. We hold over 200 patents worldwide, as well as other intellectual property. We have a highly skilled and technologically sophisticated workforce.

Competitive Strengths

We benefit from a number of competitive strengths, including the following:

Leading Market Positions

We are the world’s third-largest producer and marketer of titanium dioxide products based on reported industry capacity by the leading titanium dioxide producers and the world’s second-largest producer and supplier of titanium dioxide manufactured via proprietary chloride technology, which we believe is preferred for many of the largest end-use applications. We estimate that we have a 15% share of the $5.2 billion global market for the use of titanium dioxide in coatings, which industry sources consider the largest end-use market. We believe our leading market positions provide us with a competitive advantage in retaining existing customers and obtaining new business.

Global Presence

We are one of the few titanium dioxide manufacturers with global operations. We have production facilities and a sales and marketing presence in the Americas, Europe and the Asia-Pacific region. In 2005, sales into the Americas accounted for approximately 48% of our total titanium dioxide net sales, followed by approximately 31% into Europe and approximately 21% into the Asia-Pacific region. Our global presence enables us to provide customers in over 100 countries with a reliable source of multiple grades of titanium dioxide. The diversity of the geographic markets we serve also mitigates our exposure to regional economic downturns.

Well-Established Relationships with a Diverse Customer Base

We sell our products to a diverse portfolio of customers with whom we have well-established relationships. Our customer base consists of more than 1,100 customers in over 100 countries and includes market leaders in each of the major end-use markets for titanium dioxide. We have supplied each of our top ten customers with titanium dioxide pigment for over ten years. We work closely with our customers to optimize their formulations, thereby enhancing the use of titanium dioxide in their production processes. This has enabled us to develop and maintain strong relationships with our customers, resulting in a high customer retention rate.

Innovative, High-Performance Products

We offer innovative, high-performance products for nearly every major titanium dioxide end-use application, including seven grades of titanium dioxide (“TiO2”) for specialty applications such as inks, catalysts and electro-ceramics. We are dedicated to continually developing our titanium dioxide products to better serve our customers and responding to the increasingly stringent demands of their end-use markets. Our recently introduced products, CR-826 and CR-880, offer a combination of optical properties, opacity, ease of dispersion and durability that is valued by customers for a variety of applications. Sales volume of these high-performance products increased at a compounded annual growth rate of 29% from 2001 to 2005.

Proprietary Production Technology

We are one of a limited number of producers in the titanium dioxide industry to hold the rights to a proprietary chloride process for the production of titanium dioxide. Approximately 83% of our gross production capacity uses this process technology, which is the subject of numerous patents worldwide and is utilized by our highly skilled and technologically sophisticated work force. Titanium dioxide produced using chloride process technology is preferred for many of the largest end-use applications. The chloride production process generates less waste, uses less energy and is less labor intensive than the sulfate process. The complexity of developing and operating the chloride process technology makes it difficult for others to enter and successfully compete in the chloride process titanium dioxide industry.

Experienced Management Team

Our management team has an average of 23 years of business experience. The diversity of their business experience provides a broad array of skills that contributes to the successful execution of our business strategy. Our operations team and plant managers, who have an average of 27 years of manufacturing experience, participate in the development and execution of strategies that have resulted in production volume growth, production efficiency improvements and cost reductions. The experience, stability and leadership of our sales organization have been instrumental in growing sales, developing and maintaining customer relationships and increasing our market share.

Business Strategy

We use specific and individualized operating measures throughout our organization to track and evaluate key metrics. This approach serves as a scorecard to ensure alignment with, and accountability for, the execution of our strategy, which includes the following components:

Strong Customer Focus

We target our key markets with innovative, high-performance products that provide enhanced value to our customers at competitive prices. A key component of our business strategy is to continually enhance our product portfolio with high-quality, market-driven product development. We design our titanium dioxide products to satisfy our customers’ specific requirements for their end-use applications and align our business to respond quickly and efficiently to changes in market demands. In this regard, and in order to continue meeting our customers’ needs, we commercialized a new pigment grade for paper coatings and developed a new grade for architectural paints in close cooperation with our customer base. New and enhanced grades for coatings, plastic, paper laminate and specialty applications are in the pipeline for introduction in 2006 and 2007.

Technological Innovation

We employ customer and end-use market feedback, technological expertise and fundamental research to create next-generation products and processes. Our technology development efforts include building value-added properties into our titanium dioxide to enhance its performance in our customers’ end-use applications. Our research and development teams support our future business strategies, and we manage those teams using disciplined project management tools and a team approach to technological development.

Operational Excellence

We achieved record production in 2005 through our currently operating facilities, with fourth- quarter production rates higher than any previous quarter. This is an exceptional achievement because it occurred while our Kwinana plant was shut down approximately two weeks due to force majeure declared by a third-party process gas supplier. This newly demonstrated capability positions us to meet market growth over the short term without investing capital for capacity expansion. While we were not able to offset the rapid increase in energy pricing in 2005 with cost reductions, we continued to improve our energy consumption across plants through Six Sigma projects and other continuous improvement activities. We used a broader spectrum of TiO2 ore than ever before, while improving the TiO2 yield through more tightly controlled plant operations.

Maximize Asset Efficiency

We optimize our production plan through strategic use of our global facilities to save on both transportation and warehousing costs. Our production process is designed with multiple production lines. As a result, we can remedy issues with an individual line without shutting down other lines and idling an entire facility. We also actively manage production capability across all facilities. For instance, if one plant’s finishing lines are already at full capacity, that plant’s unfinished titanium dioxide can be transferred to another plant for finishing.

Supply Chain Optimization

We improve our supply chain efficiency by focusing on reducing both operating costs and working capital needs. Our supply chain efforts to lower operating costs consist of reducing procurement spending, lowering transportation and warehouse costs and optimizing production scheduling. We actively manage our working capital by increasing inventory turnover and reducing finished goods and raw materials inventory without affecting our ability to deliver titanium dioxide to our customers.

Organizational Alignment

Aligning the efforts of our employees with our business strategies is critical to our success. To achieve that alignment, we evaluate the performance of our employees using a balanced scorecard approach. We also invest in training initiatives that are directly linked to our business strategies. For instance, approximately 120 of our employees have completed the well-regarded supply chain management training program at Michigan State University’s Broad Executive School of Management. We also train our employees in Six Sigma methodology to support our operational excellence and asset efficiency strategic objectives.

INDUSTRY BACKGROUND

We are one of the leading global producers and marketers of titanium dioxide pigments. We also produce a variety of electrolytic and other specialty chemical products.

Titanium Dioxide

Titanium dioxide, or TiO2, is a white pigment used in a wide range of products for its exceptional ability to impart whiteness, brightness and opacity. TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, foods and cosmetics. Titanium dioxide is widely considered to be superior to alternative white pigments in large part due to its hiding power, which is the ability to cover or mask other materials effectively and efficiently. For example, titanium dioxide’s hiding power helps prevent show-through on printed paper materials (making the materials easier to read) and a high concentration of titanium dioxide within paints reduces the number of coats needed to cover a surface effectively. Titanium dioxide is designed, marketed and sold based on specific end-use applications.

The global titanium dioxide market is characterized by a small number of large global producers. In addition to our company, there are four other major producers: E.I. du Pont de Nemours and Company, Millennium Chemicals Inc., Huntsman Corporation and Kronos Worldwide, Inc. These five major producers accounted for approximately 70% of the global market in 2005, according to reports by these producers.

Based on reported industry sales by the leading titanium dioxide producers, we estimate that global sales of titanium dioxide in 2005 exceeded 4.3 million tonnes, generating approximately $9 billion in industry-wide revenues. Because titanium dioxide is a “quality of life” product, its consumption growth is closely tied to a given region’s economic health and correlates over time to the growth in its average gross domestic product. According to industry estimates, titanium dioxide consumption has been growing at a compounded annual growth rate of approximately 2.8% over the past decade.

Although there are other white pigments on the market, we believe that titanium dioxide has no effective substitute because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner. In an effort to optimize titanium dioxide’s cost-to-performance ratio in certain applications, some customers also use pigment “extenders,” such as synthetic pigments, kaolin clays and calcium carbonate. We estimate that the impact on our total sales from the use of such extenders is minimal.

Titanium Dioxide Outlook

The global end-use market demand for titanium dioxide is cyclical, which closely affects its pricing. The period from late 2000 through 2003, for example, was a period of unusually weak business conditions attributable to various factors, including the global economic recession, exceptionally rainy weather conditions in Europe and the Americas that limited the painting season, and the outbreak of SARS in Asia. These factors reduced demand for titanium dioxide, which resulted in global over supply. The resulting decline in titanium dioxide prices during this period led several major titanium dioxide producers to reduce production and working capital levels and to engage in other capacity rationalization measures.

A general improvement in global economic conditions in late 2004 drove increased demand for titanium dioxide. Increased demand, coupled with reduced supply, led to price increases in the last half of 2004 and throughout 2005. We believe that current industry dynamics show a sustainable improving trend. With no major plant construction projects commenced, and considering that it typically takes two to four years to bring on significant new capacity, we expect the current high capacity utilization rates to continue in the near term. We believe limited expected capacity additions over the next several years, when combined with improving demand, will result in increasing margins.

Manufacturing Titanium Dioxide

Production Process. Titanium dioxide pigment is produced using a combination of processes involving the manufacture of base pigment particles followed by surface treatment, drying and milling (collectively known as finishing). There are two commercial production processes in use: the chloride process and the sulfate process. The chloride process is a newer technology and has several advantages over the sulfate process: it generates less waste, uses less energy, is less labor intensive and permits the direct recycle of a major process chemical, chlorine, back into the production process. In addition, as described below under “Types of Titanium Dioxide,” titanium dioxide produced using the chloride process is preferred for many of the largest end-use applications. As a result, the chloride process currently accounts for substantially all of the titanium dioxide production capacity in North America and approximately 60% of worldwide capacity. Since the late 1980s, the vast majority of titanium dioxide production capacity that has been built uses the chloride process.

In the chloride process, feedstock ores (titanium slag, synthetic rutile, natural rutile or ilmenite ores) are reacted with chlorine (the chlorination step) and carbon to form titanium tetrachloride (“TiCl4”) in a continuous fluid bed reactor. Purification of TiCl4 to remove other chlorinated products is accomplished using a distillation process. The purified TiCl4 is then oxidized in a vapor phase form to produce base pigment particles and chlorine gas. The latter is recycled back to the chlorination step for reuse. Base pigment is then typically slurried with water and dispersants prior to entering the finishing step.

In the sulfate process, batch digestion of ilmenite ore or titanium slag is carried out with concentrated sulfuric acid to form soluble titanyl sulfate. After treatment to remove soluble and insoluble impurities and concentration of the titanyl sulfate, hydrolysis of the liquor forms an insoluble hydrous titanium oxide. This precipitate is filtered, bleached, washed and calcined to produce a base pigment that is then forwarded to the finishing step.

The schematic diagram below illustrates the basic steps of the chloride and sulfate processes and a representation of a finishing process common to both.

Titanium Dioxide Manufacturing Processes

*Only required for ilmenite feedstock

Types of Titanium Dioxide. Commercial production of titanium dioxide results in one of two different crystal forms, either rutile or anatase. Rutile titanium dioxide is preferred over anatase titanium dioxide for many of the largest end-use applications, such as coatings and plastics, because its higher refractive index imparts better hiding power at lower quantities than the anatase crystal form. Although rutile titanium dioxide can be produced using either the chloride process or the sulfate process, customers often prefer rutile produced using the chloride process because it typically has a bluer undertone and greater durability.

Anatase titanium dioxide can only be produced using the sulfate process and has applications in paper, rubber, fibers, ceramics, foods and cosmetics. It is not recommended for outdoor applications because it is less durable than rutile titanium dioxide.

Electrolytic and Other Chemical Products

Battery Materials

The battery industry uses electrolytic manganese dioxide (“EMD”) as the active cathode material for primary (non-rechargeable) batteries and lithium manganese oxide and lithium vanadium oxide in rechargeable lithium batteries. Battery applications account for nearly all of the consumption of these chemicals.

The primary battery market is composed of alkaline and zinc carbon battery technologies to address the various power delivery requirements of a multitude of consumer battery-powered devices. Approximately 85% of market demand in the United States is for alkaline batteries, which are higher performing and more costly than batteries using the older zinc carbon technology. Tronox is a key supplier of EMD for the alkaline battery market.

EMD quality requirements for alkaline technology are much more demanding than for zinc carbon technology and, as a result, alkaline-grade EMD commands a higher price than zinc carbon-grade EMD. The older zinc carbon technology remains dominant in developing countries such as China and India. As the economies of China and India continue to mature, and the need for more efficient energy sources develops, we anticipate that the demand for alkaline-grade EMD will increase.

The market application for rechargeable lithium batteries is consumer electronics, in particular cell phones, computers, camcorders and, most recently, power tools. A combination of improved power delivery performance and lighter weight has allowed rechargeable lithium technology to displace older lead acid and nickel cadmium technologies.

Sodium Chlorate

The pulp and paper industry accounts for more than 95% of the market demand for sodium chlorate, which uses it to bleach pulp. Although there are other methods for bleaching pulp, the chlorine dioxide process is preferred for environmental reasons. Approximately 60% of North American sodium chlorate production capacity is located in Canada due to the availability of lower cost hydroelectric power, which reduces manufacturing costs and ultimately, product prices. However, we believe that the proximity of domestic sodium chlorate producers to the major domestic pulp and paper producers helps offset the lower-cost power advantage enjoyed by Canadian sodium chlorate producers, through lower transportation costs.

Boron

Tronox produces two types of boron specialty chemicals: boron trichloride and elemental boron. Boron trichloride is a specialty chemical that is used in many products, including pharmaceuticals, semiconductors, high-performance fibers, specialty ceramics and epoxies. Elemental boron is a specialty chemical that is used in igniter formulations for the defense, pyrotechnic and automotive air bag industries.

End-Use Markets and Applications

Titanium Dioxide

The major end-use markets for titanium dioxide products, which we sell in the Americas, Europe and the Asia-Pacific region, are coatings, plastics and paper and specialty products. The charts below summarize our approximate 2005 net sales by geography and our approximate 2005 sales volume by end-use market:

2005 Net Sales by Geography	2005 Sales Volume by End-Use Market

Coatings End-Use Market. The coatings end-use market represents the largest end-use market for titanium dioxide products and accounts for approximately 60% of overall industry demand, based on reported industry sales volumes, and 67% of our 2005 sales volume. Customers in the coatings end-use market demand exceptionally high quality standards for titanium dioxide, especially with regard to opacity, durability, tinting strength and brightness. We recognize four sub-markets within the coatings end-use market based on application, each of which requires different titanium dioxide formulations. The table below summarizes the sub-markets within coatings, as well as their applications and primary growth factors:

Sub-Market	Applications	Growth Factors
Architectural	Residential and commercial paints	New and existing housing market and interest rates
Industrial	Appliances, coil coatings, furniture and maintenance	Durable goods spending and environmental regulations
Automotive	Original equipment manufacture, refinish and electro-coating	Interest rates and environmental regulations
Specialty	Marine and can coatings, packaging and traffic paint	Fixed capital spending and government regulations

Plastics End-Use Market. The plastics end-use market accounts for approximately 20% of overall industry demand for titanium dioxide, based on reported industry sales volumes, and 22% of our 2005 sales volume. Plastics producers focus on titanium dioxide’s opacity, durability, color stability and thermal stability. We recognize four sub-markets within the plastics market based on application, each of which requires different titanium dioxide formulations. The table below summarizes the sub-markets within plastics, as well as their applications and primary growth factors:

Sub-Market	Applications	Growth Factors
Polyolefins	Food packaging, plastic films and agricultural films	Consumer non-durable goods spending
PVC	Vinyl windows, siding, fencing, vinyl leather, roofing and shoes	Construction and renovation markets and consumer non-durable goods spending
Engineering plastics	Computer housing, cell phone cases, washing machines and refrigerators	Consumer durable goods spending and electronics market
Other plastics	Roofing and flooring	Construction market and durable goods spending

Paper and Specialty End-Use Market. The paper and specialty end-use market accounts for approximately 20% of overall industry demand for titanium dioxide, based on reported industry sales volumes, and 11% of our 2005 sales volume. We recognize four sub-markets within paper and specialty end-use market based on application, each of which requires different titanium dioxide formulations. The table below summarizes the sub-markets within paper and specialty, as well as their applications and primary growth factors:

Sub-Market	Applications	Growth Factors
Paper and paper laminate	Filled paper, coated paper for print media, coated board for beverage container packaging, wallboard, flooring, cabinets and furniture	Consumer non-durable goods spending and construction and renovation markets
Inks and rubber	Packaging, beverage cans, container printing and rubber flooring	Consumer non-durable goods spending
Food and pharmaceuticals	Creams, sauces, capsules, sun screen, face and body care products	Consumer non-durable goods spending
Catalysts and electroceramics	Anti-pollution equipment (catalysts) for automobiles and power-generators and production of capacitors and resistors	Environmental regulations and electronics

Electrolytic and Other Chemical Products

Our other product lines include chemicals for battery materials, sodium chlorate for pulp bleaching and boron-based specialty chemicals. The sub-markets for those products, together with their applications and growth factors, are as follows:

Product	Sub-Market	Applications	Growth Factors
Battery materials	Non-rechargeable battery materials	Alkaline and zinc carbon battery markets	Consumer non-durable goods spending
Battery materials	Rechargeable battery materials	Rechargeable lithium batteries	Consumer non-durable goods spending
Sodium Chlorate	Pulp and paper industry	Pulp bleaching	Consumer non-durable goods spending
Boron	Specialty chemical	Pharmaceuticals, semiconductors, high-performance fibers, specialty ceramics and epoxies	Consumer non-durable goods spending
Boron	Defense, pyrotechnic and air bag industries	Igniter formulations	Consumer non-durable goods spending

Sales and Marketing

We supply titanium dioxide to a diverse customer base that includes market leaders in each of the major end-use markets for titanium dioxide. In 2005, our ten largest customers represented approximately 35% of our total sales volume and no single customer accounted for more than 10% of our total sales volume. In 2005, approximately 42% of our global production volume was covered by multi-year supply contracts.

In addition to price and product quality, we compete on the basis of technical support and customer service. Our direct sales and technical service organizations carry out our sales strategy and work together to provide quality customer service. Our direct sales staff is trained in all of our products and applications. Because of the technical requirements of titanium dioxide applications, our technical service organization and direct sales offices are supported by a regional customer service staff located in each of our major geographic markets.

Our sales and marketing strategy focuses on effective customer management through the development of strong relationships throughout our company with our customers. We develop customer relationships and manage customer contact through our sales team, technical service organization, research and development team, customer service team, plant operations personnel, supply chain specialists and senior management. We believe that multiple points of customer contact facilitate efficient problem-solving, supply chain support, formula optimization and product co-development. By developing close relationships with our customers and providing well-designed products and services, we are a value-added business partner.

Competitive Conditions

Titanium Dioxide

The global market in which our titanium dioxide business operates is highly competitive. Worldwide, we believe that we are one of only five companies (including E.I. du Pont de Nemours and Company, Millennium Chemicals Inc., Huntsman Corporation and Kronos Worldwide, Inc.) that use proprietary chloride process technology for production of titanium dioxide pigment. We estimate that, based on gross sales volumes, these companies accounted for approximately 70% of the global market share in 2005. We believe that cost efficiency and product quality, as well as technical and customer service, are key competitive factors for titanium dioxide producers.

Titanium dioxide produced using chloride process technology is preferred for many of the largest titanium dioxide end-use applications; however, titanium dioxide produced using sulfate process technology is preferred for certain specialty applications. The following charts summarize the estimated market share and production process mix for the five leading titanium dioxide pigment producers for fiscal year 2005:

2005 Global Market Share	2005 Production Process Mix

As of December 31, 2005, including the total production capacity of our Tiwest Joint Venture (see “Manufacturing, Operations and Properties - The Tiwest Joint Venture”), we had global production capacity of 624,000 tonnes per year and an approximate 13% global market share. In addition to the major competitors discussed above, we compete with numerous smaller, regional producers, as well as producers in China that have expanded their sulfate production capacity during the previous five years.

Electrolytic and Other Chemical Products

Electrolytic Manganese Dioxide. The U.S. market accounts for approximately one-third of global demand for EMD, and is based on alkaline grade EMD. Tronox is a key supplier to this market and has an estimated 8% share of total global capacity. Other significant producers and their estimated global capacity shares include Erachem (7%) in the United States, as well as international producers Delta (17%), Tosoh (15%), Xiangtan (11%) and Mitsui (7%). The remainder of global capacity is represented by various Chinese producers.

Sodium Chlorate. We have an estimated 7% share of North American sodium chlorate capacity. Our significant competitors and their estimated share of North American capacity are ERCO (27%), Eka Chemicals (27%), Canexus (19%) and Kemira-Finnish Chemicals (11%).

Other Specialties. For boron products, we believe that we have the majority of the installed global capacity for boron trichloride. Other boron production capacity is located in Ireland, Japan and Russia.

Manufacturing, Operations and Properties

Titanium Dioxide

We produce titanium dioxide using either the chloride process or the sulfate process at five production facilities located in four countries. We believe our facilities are well situated to serve our global customer base.

Two of our facilities are located in the United States, and we have one facility in each of Australia, Germany and the Netherlands. We own our facilities in Germany and the Netherlands, and the land under these facilities is held pursuant to long-term leases. We own our domestic facilities and hold a 50% undivided interest in our Australian facility. We market and sell all of the titanium dioxide produced by our Australian facility and share in the profits equally with our joint venture partner. See “The Tiwest Joint Venture.”

The following table summarizes our production capacity as of December 31, 2005, by location and process:

Titanium Dioxide Production Capacity
As of December 31, 2005
(Gross tonnes per year)

Facility	Capacity		Process
Hamilton, Mississippi	225,000		Chloride
Savannah, Georgia	110,000		Chloride
Kwinana, Western Australia	110,000	(1)	Chloride
Botlek, Netherlands	72,000		Chloride
Uerdingen, Germany	107,000		Sulfate
Total	624,000

(1)	Reflects 100% of the production capacity of the pigment plant, which is owned 50% by us and 50% by our joint venture partner.

Including the titanium dioxide produced by our Australian facility, we produced 588,990 tonnes of titanium dioxide in 2005. Including production volumes from our Savannah sulfate facility that was closed in September 2004, we produced 602,024 tonnes in 2004, compared to 578,913 tonnes in 2003. Our average production rates, as a percentage of capacity, were 94%, 91% and 87%, in 2005, 2004 and 2003, respectively. Over the past five years, production at our current facilities increased by approximately 24%, primarily due to debottlenecking and low cost incremental investments. Our global manufacturing presence, coupled with our ability to increase capacity incrementally, makes us a stable supplier to many of the largest titanium dioxide consumers.

The Tiwest Joint Venture

Our subsidiary, Tronox Western Australia Pty. Ltd., has a 50% undivided interest in all of the assets that comprise the operations conducted in Australia under the Tiwest joint venture arrangement and is severally liable for 50% of associated liabilities. The remaining 50% undivided interest is held by a subsidiary of our joint venture partner, Ticor Pty Ltd, which is a subsidiary of Kumba Resources Limited. The joint venture partners operate a chloride process titanium dioxide plant located in Kwinana, Western Australia, as well as a mining venture in Cooljarloo, Western Australia, and a synthetic rutile processing facility in Chandala, Western Australia. Under separate marketing agreements, we have the right to market our partner’s share of the titanium dioxide produced by the Kwinana facility. For more information regarding our facility in Kwinana, see “Titanium Dioxide” above. For more information regarding the mining venture, see “Heavy Minerals” below.

Management. The operations associated with the Tiwest joint venture arrangement are governed by two committees: a management committee and an operating committee. The operating committee meets at least monthly and supervises the joint venture’s routine operations, and the management committee meets at least quarterly and has the authority to make fundamental corporate decisions and to overrule the operating committee’s decisions. The committees’ decisions are made by simple majority approval. If there is an equal number of votes cast for and against a matter at an operating committee meeting, the matter is referred to a subsequent meeting. If at the subsequent meeting, the matter still receives an equal number of votes cast on each side, the matter is referred to the management committee. Tronox Western Australia and Ticor each have the right to appoint half of each committee’s members.

Heavy Minerals. The joint venture partners mine heavy minerals from 21,036 acres under a long-term mineral lease from the State of Western Australia, for which each joint venture partner holds a 50% undivided interest. Our 50% undivided interest in the properties’ remaining in-place proven and probable reserves is 5.1 million tonnes of heavy minerals contained in 197 million tonnes of sand averaging 2.6% heavy minerals. The valuable heavy minerals are composed on average of 61.0% ilmenite, 10.0% zircon, 4.6% natural rutile and 3.3% leucoxene, with the remaining 21.1% of heavy minerals having no significant value.

Heavy-mineral concentrate from the mine is processed at a 750,000-tonne per year dry separation plant, for which each joint venture partner holds a 50% undivided interest. Some of the recovered ilmenite is upgraded at the nearby synthetic rutile facility in Chandala, which has a capacity of 225,000 tonnes per year. Synthetic rutile is a high-grade titanium dioxide feedstock. All of the synthetic rutile feedstock for the 110,000-tonne per year titanium dioxide plant located at Kwinana is provided by the Chandala processing facility. Production of feedstock in excess of the plant’s requirements is sold to third parties, as well as to us, for the portion not already owned, as part of the feedstock requirement for titanium dioxide at our other facilities.

Information regarding our 50% interest in heavy-mineral reserves, production and average prices for the three years ended December 31, 2005, is presented in the following table. Mineral reserves in this table represent the estimated quantities of proven and probable ore that, under anticipated conditions, may be profitably recovered and processed for the extraction of their mineral content. Future production of these resources depends on many factors, including market conditions and government regulations. See “Risk Factors - Fluctuations in costs of our raw materials or our access to supplies of our raw materials could have an adverse effect on our results of operations.”

Heavy-Mineral Reserves, Production and Prices
(Reserves and production in tonnes)

	2005	2004	2003
Proven and probable reserves (as of year end)	5,145,000	5,570,000	5,970,000
Production	300,000	302,000	294,000
Average market price (per tonne)	$182	$161	$152

Electrolytic and Other Chemical Products

We produce electrolytic and other chemical products at three domestic facilities, each of which we own. The following table summarizes our production capacity as of December 31, 2005, by location and product.

Electrolytic and Other Chemical Capacity
As of December 31, 2005
(Gross tonnes per year)

Facility	Capacity	Product
Hamilton, Mississippi	130,000	Sodium chlorate
Henderson, Nevada	27,000	EMD
Henderson, Nevada	525	Boron products
Soda Springs, Idaho	300	Lithium manganese oxide and lithium vanadium oxide

Raw Materials

Titanium Dioxide

The primary raw materials that we use to produce titanium dioxide are various types of titanium-bearing ores, including ilmenite, natural rutile, synthetic rutile, titanium-bearing slag and leucoxene. We generally purchase ores under multi-year agreements from a variety of suppliers in Australia, Canada, India, Norway, South Africa, Ukraine and the United States. We purchase approximately 47% of the titanium-bearing ores we require from two suppliers under long-term supply contracts that expire in 2008 through 2010. Approximately 85% of the synthetic and natural rutile used by our facilities is obtained from the operations under the Tiwest joint venture arrangement. See “Manufacturing, Operations and Properties - The Tiwest Joint Venture.” We do not anticipate difficulties obtaining long-term extensions to our existing supply contracts prior to their expiration. Other significant raw materials include chlorine and petroleum coke for the chloride process, which we obtain from many suppliers worldwide, and sulfuric acid for the sulfate process, which we produce ourselves.

Electrolytic and Other Chemical Products

The primary raw material that we use to produce sodium chlorate is sodium chloride, and for battery materials, manganese ore. We purchase these materials under multi-year agreements and spot contracts.

Research and Development

Research and development is an integral component of our business strategy. Enhancing our product portfolio with high-quality, market-focused product development is key in driving our business from the customer perspective.

We have approximately 70 scientists, chemists, engineers and skilled technicians to provide the technology (products and processes) for our business. Our product development personnel have a high level of expertise in the plastics industry and polymer additives, the coatings industry and formulations, surface chemistry, material science, analytical chemistry and particle physics. Among the process technology development group’s highly developed skills are computational fluid dynamics, process modeling, particle growth physics, extractive metallurgy, corrosion engineering and thermodynamics. The majority of scientists supporting our research and development efforts are located in Oklahoma City, Oklahoma. Our expenditures for research and development were approximately $8.4 million in 2005, $6.3 million in 2004 and $8.0 million in 2003.

New process developments are focused on increased through-put, control of particle physical properties and general processing equipment-related issues. Ongoing development of process technology contributes to cost reduction, enhanced production flexibility, increased capacity and improved consistency of product quality.

In 2005, we commercialized a new pigment grade for paper coatings and developed a new grade for architectural paints in close cooperation with our customers. New and enhanced grades for coatings, plastic, paper laminate and specialty applications are in the pipeline for introduction in 2006 and 2007.

Patents and Other Intellectual Property

Patents held for our products and production processes are important to our long-term success. We seek patent protection for our technology where competitive advantage may be obtained by patenting, and file for broad geographic protection given the global nature of our business. Our proprietary titanium dioxide technology is the subject of numerous patents worldwide, the substantial majority of which relate to our chloride products and production technology.

We also rely upon and have taken steps to secure our unpatented proprietary technology, know-how and other trade secrets. Our proprietary chloride production technology is an important part of our overall technology position. We are committed to pursuing technological innovations in order to maintain our competitive position.

Employees

We have approximately 2,110 employees, with approximately 1,210 in the United States, 860 in Europe, 30 in Australia and 10 in other international locations. Approximately 15% of our employees in the United States are represented by collective bargaining agreements, and approximately 99% of our employees in Europe are represented by works’ councils. We consider relations with our employees to be good.

Government Regulations and Environmental Matters

General

We are subject to extensive regulation by federal, state, local and foreign governments. Governmental authorities regulate the generation and treatment of waste and air emissions at our operations and facilities. At many of our operations, we also comply with worldwide, voluntary standards such as ISO 9002 for quality management and ISO 14001 for environmental management. ISOs are standards developed by the International Organization for Standardization, a nongovernmental organization that promotes the development of standards and serves as an external oversight for quality and environmental issues.

Environmental Matters

A variety of laws and regulations relating to environmental protection affect almost all of our operations. Under these laws, we are or may be required to obtain or maintain permits or licenses in connection with our operations. In addition, these laws require us to remove or mitigate the effects on the environment of the disposal or release of chemical, petroleum, low-level radioactive and other substances at various sites. Operation of pollution-control equipment usually entails additional expense. Some expenditures to reduce the occurrence of releases into the environment may result in increased efficiency; however, most of these expenditures produce no significant increase in production capacity, efficiency or revenue.

         The table below presents environmental related expenditures incurred by the company for the year ended December 31, 2005, and projections of expenditures for the next two years. While it is difficult to estimate the total direct and indirect costs of government environmental regulations, the table below includes our current estimate of expenditures for the next two years.

	Year ending December 31,
		Estimated	Estimated
	2005	2006	2007
	(Millions of dollars)
Cash expenditures of environmental reserves	$61	$78	$47
Recurring operating expenses	41	45	43
Capital expenditures	11	18	22

Recurring operating expenses are expenditures related to the maintenance and operation of environmental equipment such as incinerators, waste treatment systems and pollution control equipment, as well as the cost of materials, energy and outside services needed to neutralize, process, handle and dispose of current waste streams at our operating facilities. These expenditures are necessary to ensure that current production is handled in an environmentally safe and effective manner.

We are party to a number of legal and administrative proceedings involving environmental matters or other matters pending in various courts or agencies. These include proceedings associated with businesses and facilities currently or previously owned, operated or used by our affiliates or their predecessors, and include claims for personal injuries, property damages, breach of contract, injury to the environment, including natural resource damages, and non-compliance with permits. Our current and former operations also involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations obligate us to clean up various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances or other materials have been contained, disposed of and/or released. Some of these sites have been designated Superfund sites by the U.S. Environmental Protection Agency (“EPA”) pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and are listed on the National Priority List.

         We provide for costs related to environmental contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for us to reliably estimate the amount and timing of all future expenditures related to environmental matters because, among other reasons:

•	Some sites are in the early stages of investigation, and other sites may be identified in the future.
•	Remediation activities vary significantly in duration, scope and cost from site to site depending on the mix of unique site characteristics, applicable technologies and regulatory agencies involved.
•
Remediation requirements are difficult to predict at sites where investigations have not been completed or final decisions have not been made regarding remediation requirements, technologies or other factors that bear on remediation costs.

•
Environmental laws frequently impose joint and several liability on all potentially responsible parties, and it can be difficult to determine the number and financial condition of other potentially responsible parties and their respective shares of responsibility for remediation costs.

•	Environmental laws and regulations, as well as enforcement policies, are continually changing, and the outcome of court proceedings and discussions with regulatory agencies are inherently uncertain.
•	Unanticipated construction problems and weather conditions can hinder the completion of environmental remediation.
•	Some legal matters are in the early stages of investigation or proceeding or their outcomes otherwise may be difficult to predict, and other legal matters may be identified in the future.

•
The inability to implement a planned engineering design or use planned technologies and excavation methods may require revisions to the design of remediation measures, which can delay remediation and increase its costs.

•	The identification of additional areas or volumes of contamination and changes in costs of labor, equipment and technology generate corresponding changes in environmental remediation costs.

         We believe that we have reserved adequately for the reasonably estimable costs of known contingencies. However, additions to the reserves may be required as additional information is obtained that enables us to better estimate our liabilities, including any liabilities at sites now under review. We cannot reliably estimate the amount of future additions to the reserves at this time. Additionally, there may be other sites where we have potential liability for environmental-related matters but for which we do not have sufficient information to determine that the liability is probable and/or reasonably estimable. We have not established reserves for such sites.

           For additional discussion of environmental matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K.

Item 1A.     Risk Factors

We are subject to significant liabilities that are in addition to those associated with our primary business. These liabilities could adversely affect our financial condition and results of operations and we could suffer losses as a result of these liabilities even if our primary business performs well.

We currently operate our chemical business through our subsidiary, Tronox Worldwide LLC, and its subsidiaries. Tronox Worldwide LLC, its subsidiaries and their predecessors have operated a number of businesses in addition to the current chemical business, including businesses involving the treatment of forest products, the production of ammonium perchlorate, the refining and marketing of petroleum products, offshore contract drilling, coal mining and the mining, milling and processing of nuclear materials. As a result, we are subject to significant liabilities that are in addition to those associated with our primary business, including legal, regulatory and environmental liabilities. For example, we have liabilities relating to the remediation of various sites at which chemicals such as creosote, perchlorate, low-level radioactive substances, asbestos and other materials have been used or disposed. Our financial condition and results of operations could be adversely affected by these liabilities. We also could suffer losses as a result of these liabilities even if our primary business performs well. See Note 22 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K for a discussion of contingencies.

The costs of compliance with the extensive environmental, health and safety laws and regulations to which we are subject or the inability to obtain, update or renew permits required for the operation of our business could reduce our profitability or otherwise adversely affect us.

Our current and former operations involve the generation and management of regulated materials that are subject to various environmental laws and regulations and are dependent on the periodic renewal of permits from various governmental agencies. The inability to obtain, update or renew permits related to the operation of our businesses, or the costs required in order to comply with permit standards, could have a material adverse affect on us. For example, we currently are updating permits related to water and air emissions for our facility in Botlek, Netherlands. Although we do not anticipate any significant difficulties in obtaining such permits or that any material expenditures will be required, the failure to update such permits could have a material adverse effect on our ability to produce our products and on our results of operations.

In addition, changes in the laws and regulations to which we are subject, or their interpretation, or the enactment of new laws and regulations, could result in materially increased and unanticipated capital expenditures and compliance costs. For example, the proposed REACH (Registration, Evaluation and Authorization of Chemicals) regulatory scheme in the European Union, if implemented as currently proposed, could adversely affect our European operations by imposing on us a testing, evaluation and registration program for some of the chemicals that we use or produce. At the present time, we are not able to predict the ultimate cost of compliance with these requirements or their effect on our business.

Environmental laws and regulations obligate us to remediate various sites at which chemicals such as creosote, perchlorate, low-level radioactive substances, asbestos and other materials have been disposed of or released. Some of these sites have been designated Superfund sites by EPA under the CERCLA. See Note 22 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K for a discussion of these matters. The discovery of contamination arising from historical industrial operations at some of our properties has exposed us, and in the future may continue to expose us, to significant remediation obligations and other damages.

The actual costs of environmental remediation and restoration could exceed estimates.

As of December 31, 2005, we had reserves in the amount of $223.7 million for environmental remediation and restoration. We reserve for costs related to environmental remediation and restoration only when a loss is probable and the amount is reasonably estimable. In estimating our environmental liabilities, including the cost of investigation and remediation at a particular site, we consider a variety of matters, including, but not limited to, the stage of the investigation at the site, the stage of remedial design for the site, the availability of existing remediation technologies, presently-enacted laws and regulations and the state of any related legal or administrative investigation or proceedings. For example, at certain sites we are in the preliminary stages of our environmental investigation and therefore have reserved for such sites amounts equal only to the cost of our environmental investigation. The findings of these site investigations could result in an increase in our reserves for environmental remediation. While we believe we have established appropriate reserves for environmental remediation based on the information we currently know, additions to the reserves may be required as we obtain additional information that enables us to better estimate our liabilities.

Our estimates of environmental liabilities at a particular site could increase significantly as a result of, among other things, changes in laws and regulations, revisions to the site’s remedial design, unanticipated construction problems, identification of additional areas or volumes of contamination, increases in labor, equipment and technology costs, changes in the financial condition of other potentially responsible parties and the outcome of any related legal and administrative proceedings to which we are or may become a party. For example, in 2004, remediation efforts required by the Nuclear Regulatory Commission (“NRC”) at our site in Cushing, Oklahoma, identified additional soil and groundwater impacts that would require assessment and possible remediation. As a result, in that year we increased our reserves for environmental remediation with respect to the Cushing site by $10.3 million, which was part of a total increase in our 2004 environmental reserves of $81.4 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters - Environmental Costs” and Note 22 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K.

In addition to the sites for which we have established reserves, there may be other sites where we have potential liability for environmental matters but for which we do not have sufficient information to determine that a liability is probable and reasonably estimable. As we obtain additional information about those sites, we may determine that reserves for such sites should be established. New environmental claims also may arise as a result of changes in environmental laws and regulations or for other reasons. If new claims arise and losses associated with those claims become probable and reasonably estimable, we will need to increase our reserves to reflect those new claims.

As a result of the factors described above, it is not possible for us to reliably estimate the amount and timing of all future expenditures related to environmental or other contingent matters, and our actual costs related to such matters could exceed our current reserves at December 31, 2005. See “Business and Properties - Government Regulations and Environmental Matters” and “Legal Proceedings.”

Hazards associated with chemical manufacturing could adversely affect our results of operations.

Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. Potential hazards include the following:

•	Piping and storage tank leaks and ruptures
•	Mechanical failure
•	Employee exposure to hazardous substances
•	Chemical spills and other discharges or releases of toxic or hazardous substances or gases

There is also a risk that one or more of our key raw materials or one or more of our products may be found to have currently unrecognized toxicological or health-related impact on the environment or on our customers or employees. Such hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines or work stoppage injunctions and lawsuits by injured persons. If such actions are determined adversely to us, we may have inadequate insurance to cover such claims, or we may have insufficient cash flow to pay for such claims. Such outcomes could adversely affect our financial condition and results of operations.

Violations or noncompliance with the extensive environmental, health and safety laws and regulations to which we are subject could result in unanticipated loss or liability.

Our operations and production facilities are subject to extensive environmental and health and safety laws and regulations at national, international and local levels in numerous jurisdictions relating to pollution, protection of the environment, transporting and storing raw materials and finished products and storing and disposing of hazardous wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws and regulations. In the event of a catastrophic incident involving any of the raw materials we use or chemicals we produce, we could incur material costs as a result of addressing the consequences of such event.

We are party to a number of legal and administrative proceedings involving environmental and other matters pending in various courts and before various agencies. These include proceedings associated with facilities currently or previously owned, operated or used by us or our predecessors, and include claims for personal injuries, property damages, injury to the environment, including natural resource damages, and non-compliance with permits. Any determination that one or more of our key raw materials or products, or the materials or products associated with facilities previously owned, operated or used by us or our predecessors, has, or is characterized as having, a toxicological or health-related impact on our environment, customers or employees could subject us to additional legal claims. These proceedings and any such additional claims may be costly and may require a substantial amount of management attention, which may have an adverse affect on our financial condition and results of operations. See “Business and Properties - Government Regulations and Environmental Matters” and “Legal Proceedings.”

The amount of our debt could adversely affect our financial condition, limit our ability to pursue business opportunities, reduce our operating flexibility or put us at a competitive disadvantage.

As of December 31, 2005, we had $548.0 million of long-term debt and $489.0 million of stockholders’ equity. Our debt could have important consequences for us. For instance, it could:

•
Require us to use a substantial portion of our cash flow from operations for debt service and reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate activities

•	Limit our ability to obtain financing for working capital, capital expenditures, acquisitions or other general corporate activities in the future

•	Expose us to greater interest rate risk because the interest rates on our senior secured credit facility will vary
•	Impair our ability to successfully withstand a downturn in our business or the economy in general and place us at a disadvantage relative to our less-leveraged competitors

The MSA, the senior secured credit facility and the indenture governing the unsecured notes limit, but do not prohibit, us from incurring additional debt, and we may incur additional debt in the future. If we incur additional debt, our ability to satisfy our debt obligations may become more limited.

The terms of our senior secured credit facility and our indenture governing the unsecured notes contain a number of restrictive and financial covenants that could limit our ability to pay dividends or to operate effectively in the future. If we are unable to comply with these covenants, our lenders could accelerate the repayment of our indebtedness.

The terms of our senior secured credit facility and our indenture governing the unsecured notes subject us to a number of covenants that impose significant operating restrictions on us, including on our ability to incur indebtedness and liens, make loans and investments, make capital expenditures, sell assets, engage in mergers, consolidations and acquisitions, enter into transactions with affiliates, enter into sale and leaseback transactions, make optional payments or modifications of the unsecured notes or other material debt, change our lines of business and pay dividends on our common stock. We are also required by the terms of the senior secured credit facility to comply with financial covenant ratios. These restrictions could limit our ability to plan for or react to market conditions or meet capital needs.

A breach of any of the covenants imposed on us by the terms of our indebtedness, including the financial covenants in the senior secured credit facility, could result in a default under such indebtedness. In the event of a default, the lenders under the revolving credit facility could terminate their commitments to us, and they and the lenders of our other indebtedness could accelerate the repayment of all of our indebtedness. In such case, we may not have sufficient funds to pay the total amount of accelerated obligations, and our lenders under the senior secured credit facility could proceed against the collateral securing the facility. Any acceleration in the repayment of our indebtedness or related foreclosure could adversely affect our business.

Market conditions and cyclical factors that adversely affect the demand for the end-use products that contain our titanium dioxide could adversely affect our results.

Historically, regional and world events that negatively affect discretionary spending or economic conditions generally, such as terrorist attacks, the incidence or spread of contagious diseases (such as SARS), or other economic, political, or public health or safety conditions, have adversely affected demand for the finished products that contain titanium dioxide and from which we derive substantially all of our revenue. Events such as these are likely to contribute to a general reluctance by the public to purchase “quality of life” products, which could cause a decrease in demand for our chemicals and, as a result, may have an adverse effect on our results of operations and financial condition.

Additionally, the demand for titanium dioxide during a given year is subject to seasonal fluctuations. Titanium dioxide sales are generally higher in the second and third quarters of the year than in the other quarters due in part to the increase in paint production in the spring to meet demand resulting from the spring and summer painting season in North America and Europe. We may be adversely affected by existing or future cyclical changes, and such conditions may be sustained or further aggravated by anticipated or unanticipated changes in regional weather conditions. For example, poor weather conditions in a region can lead to an abbreviated painting season, which can depress consumer sales of paint products that use titanium dioxide pigment.

Our business, financial condition and results of operations could be adversely affected by global and regional economic downturns and other conditions.

We have significant production, sales and marketing operations throughout the United States, Europe and the Asia-Pacific region, with more than 1,100 customers in over 100 countries. We also purchase many of the raw materials used in the production of our products in foreign jurisdictions. In 2005, approximately 45% of our total revenues were generated from production outside of the United States. Due to these factors, our performance, particularly the performance of our pigment segment, is cyclical and tied closely to general economic conditions, including global gross domestic product. As a result, our business, financial condition and results of operations are vulnerable to political and economic conditions affecting global gross domestic product and the countries in which we operate. For example, from 2000 through 2003, our business was affected when the titanium dioxide industry experienced a period of unusually weak business conditions as a result of a variety of factors, including the global economic recession, exceptionally rainy weather conditions in Europe and the Americas, and the outbreak of SARS in Asia. Based on these factors, global and regional economic downturns and other conditions may have an adverse effect on our financial condition and results of operations.

Our results of operations may be adversely affected by fluctuations in currency exchange rates.

The financial condition and results of operations of our operating entities in the European Union, among other jurisdictions, are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in the financial statements. As a result, any appreciation of the U.S. dollar against these foreign currencies will have a negative impact on our reported sales and operating margin (and conversely, the depreciation of the dollar against these foreign currencies will have a positive impact). In addition, our operating entities often need to convert currencies they receive for our products into currencies in which they purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. Because we have significant operations in Europe and Australia, we are exposed primarily to fluctuations in the euro and the Australian dollar.

In the past, we have sought to minimize our foreign currency translation risk by engaging in hedging transactions. We may be unable to effectively manage our foreign currency translation risk, and any volatility in foreign currency exchange rates may have an adverse effect on our financial condition or results of operations. For a further discussion of how we manage our foreign currency risk, see “Quantitative and Qualitative Disclosure about Market Risk - Foreign Currency Exchange Rate Risk.”

Our industry and the end-use markets in which we compete are highly competitive. This competition may adversely affect our results of operations and operating cash flows.

Each of the markets in which we compete is highly competitive. Competition is based on a number of factors such as price, product quality and service. We face significant competition from major international producers, such as E.I. du Pont de Nemours and Company, Millennium Chemicals Inc., Huntsman Corporation and Kronos Worldwide, Inc., as well as smaller regional competitors. Our most significant competitors include major chemicals and materials manufacturers and diversified companies, a number of which have substantially larger financial resources, staffs and facilities than we do. The additional resources and larger staffs and facilities of such competitors may give them a competitive advantage when responding to market conditions and capitalizing on operating efficiencies. Increased competition could result in reduced sales, which could adversely affect our profitability and operating cash flows. See “Business and Properties - Competitive Conditions.”

In addition, within the end-use markets in which we compete, competition between products is intense. We face substantial risk that certain events, such as new product development by our competitors, changing customer needs, production advances for competing products or price changes in raw materials, could cause our customers to switch to our competitor’s products. If we are unable to develop and produce or market our products to compete effectively against our competitors, our results of operations and operating cash flows may suffer.

Fluctuations in costs of our raw materials or our access to supplies of our raw materials could have an adverse effect on our results of operations.

In 2005, raw materials used in the production of titanium dioxide constituted approximately 30% of our cost of products sold. Titanium-bearing ores, in particular, represented more than 18% of our cost of products sold in 2005.

Costs of many of the raw materials we use may fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions or significant facility operating problems. These fluctuations could negatively affect our operating margins and our profitability. As these costs rise, our operating expenses likely will increase and could adversely affect our business, especially if we are unable to pass price increases in raw materials through to our customers.

Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, which may have an adverse effect on our financial position, results of operations or liquidity. For a further discussion, see “Business and Properties - Raw Materials.”

The labor and employment laws in many jurisdictions in which we operate are more restrictive than in the United States. Our relationship with our employees could deteriorate, which could adversely affect our operations.

In the United States, approximately 200 employees at our Savannah, Georgia, facility are members of a union and are subject to a collective bargaining arrangement that is scheduled to expire in April 2006. Approximately 40% of our employees are employed outside the United States. In certain of those countries, such as Australia and the member states of the European Union, labor and employment laws are more restrictive than in the United States and, in many cases, grant significant job protection to employees, including rights on termination of employment. For example, in Germany and the Netherlands, by law some of our employees are represented by a works’ council, which subjects us to employment arrangements very similar to collective bargaining agreements.

We are required to consult with and seek the consent or advice of the unions or works’ councils that represent our employees for certain of our activities. This requirement could have a significant impact on our flexibility in managing costs and responding to market changes. Furthermore, there can be no assurance that we will be able to negotiate labor agreements with our unionized employees in the future on satisfactory terms. If those employees were to engage in a strike, work stoppage or other slowdown, or if any of our other employees were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs, which could adversely affect our financial condition and results of operations.

Third parties may claim that our products or processes infringe their intellectual property rights, which may cause us to pay unexpected litigation costs or damages or prevent us from making, using, or selling our products.

Although currently there are no pending or threatened proceedings or claims relating to alleged infringement, misappropriation, or violation of the intellectual property rights of others, we may be subject to legal proceedings and claims in the future in which third parties allege that their patents or other intellectual property rights are infringed, misappropriated or otherwise violated by us or by our products or processes. In the event that any such infringement, misappropriation, or violation of the intellectual property rights of others is found, we may need to obtain licenses from those parties or substantially re-engineer our products or processes in order to avoid such infringement, misappropriation, or violation. We might not be able to obtain the necessary licenses on acceptable terms or be able to re-engineer our products or processes successfully. Moreover, if we are found by a court of law to infringe, misappropriate, or otherwise violate the intellectual property rights of others, we could be required to pay substantial damages or be enjoined from making, using, or selling the infringing products or technology. We also could be enjoined from making, using, or selling the allegedly infringing products or technology pending the final outcome of the suit. Any of the foregoing could adversely affect our financial condition and results of operations.

If we are not able to continue our technological innovation and successful commercial introduction of new products, our profitability could be adversely affected.

Our industries and the end-use markets into which we sell our products experience periodic technological change and product improvement. Our future growth will depend on our ability to gauge the direction of commercial and technological progress in key end-use markets and on our ability to fund and successfully develop, manufacture and market products in such changing end-use markets. We must continue to identify, develop and market innovative products or enhance existing products on a timely basis in order to maintain our profit margins and our competitive position. We may not be able to develop new products or technology, either alone or with third parties, or license intellectual property rights from third parties on a commercially competitive basis. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, our financial condition and results of operations could be adversely affected.

If our intellectual property were compromised or copied by competitors, or if competitors were to develop similar intellectual property independently, our results of operations could be negatively affected.

Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights. Although we own and have applied for numerous patents and trademarks throughout the world, we may have to rely on judicial enforcement of our patents and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented, rendered unenforceable or otherwise compromised. A failure to protect, defend or enforce our intellectual property could have an adverse effect on our financial condition and results of operations.

We also rely upon unpatented proprietary technology, know-how and other trade secrets to maintain our competitive position. While it is our policy to enter into confidentiality agreements with our employees and third parties to protect our proprietary expertise and other trade secrets, these agreements may not be enforceable or, even if legally enforceable, we may not have adequate remedies for breaches of such agreements. The failure of our patents or confidentiality agreements to protect our proprietary technology, know-how or trade secrets could result in significantly lower revenues, reduced profit margins or loss of market share.

We may be unable to determine when third parties are using our intellectual property rights without our authorization. We also have licensed certain of our intellectual property rights to third parties, and we cannot be certain that our licensees are using our intellectual property only as authorized by the applicable license agreement. The undetected or unremedied, unauthorized use of our intellectual property rights or the legitimate development or acquisition of intellectual property related to our industry by third parties could reduce or eliminate any competitive advantage we have as a result of our intellectual property, adversely affecting our financial condition and results of operations. If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of our resources and our management’s attention, and we may not prevail in any such suits or proceedings. A failure to protect, defend or enforce our intellectual property rights could have an adverse effect on our financial condition and results of operations.

We may need additional capital in the future and may not be able to obtain it on favorable terms, if at all.

Our industry is highly capital intensive and our success depends to a significant degree on our ability to develop and market innovative products and to update our facilities and process technology. We may require additional capital in the future to finance our future growth and development, implement further marketing and sales activities, fund our ongoing research and development activities and meet our general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology and research and development projects, and the status and timing of competitive developments. Additional financing may not be available when needed on terms favorable to us or at all. Further, the terms of the senior secured credit facility and the indenture governing the unsecured notes, as well as our MSA with Kerr-McGee, may limit our ability to incur additional indebtedness or issue additional shares of our common stock. If we are unable to obtain adequate funds on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures, which could harm our business.

As long as Kerr-McGee owns shares of our common stock representing a majority of the voting power of our common stock, it will control us and the influence of our other stockholders over significant corporate actions will be limited.

At December 31, 2005, Kerr-McGee owned all of our Class B common stock, which represented a majority of the combined voting power of all outstanding classes of our common stock. Kerr-McGee’s Board of Directors declared a dividend on March 8, 2006, of Tronox’s Class B common stock to its stockholders, which is expected to be completed on March 30, 2006. However, until the Distribution occurs, Kerr-McGee will continue to control us. As a result, Kerr-McGee is entitled to nominate a majority of our board of directors and has the ability to control the vote in any election of directors. Kerr-McGee also has control over our decisions to enter into significant corporate transactions and, in its capacity as our majority stockholder, has the ability to prevent any transaction that it does not believe to be in Kerr-McGee’s best interest. As a result, Kerr-McGee is able to control, directly or indirectly and subject to applicable law, all matters affecting us, including the following:

•	Any determination with respect to our business direction and policies, including the appointment and removal of officers
•	Any determinations with respect to mergers, business combinations or dispositions of assets
•	Our capital structure
•	Compensation and other human resources policy decisions
•	Changes to other agreements that may adversely affect us
•	The payment of dividends on our common stock

The interim services provided to us by Kerr-McGee may not be sufficient to meet our needs, and we may not be able to replace these services after our agreements with Kerr-McGee expire.

Historically, Kerr-McGee performed various corporate functions on our behalf, including the following:

•	Accounting services
•	Tax services
•	Employee benefits management
•	Financial services
•	Legal services
•	Risk and claims management
•	Information management and technology services
•	Real estate management
•	Travel services
•	Office administration services

Following the IPO, Kerr-McGee has had no obligation to provide any services on our behalf other than as provided in our transition services agreement with Kerr-McGee. We are in the process of creating our own, or engaging third parties to provide, systems and business functions to replace many of the systems and business functions Kerr-McGee historically provided us. However, we may not be successful in implementing these systems and business functions or in transitioning data from Kerr-McGee’s systems to ours. If we do not have in place our own systems and business functions or if we do not have agreements with other providers of these services when our transition services agreement with Kerr-McGee expires, we may not be able to effectively operate our business and our profitability may be adversely affected.

We will qualify for, and intend to rely on, exemptions from the New York Stock Exchange (“NYSE”) corporate governance requirements.

At December 31, 2005, Kerr-McGee owned all of our Class B common stock, which represented a majority of the combined voting power of all outstanding classes of our common stock. Kerr-McGee’s Board of Directors declared a dividend on March 8, 2006, of Tronox’s Class B common stock to its stockholders, which is expected to be completed on March 30, 2006. Until the Distribution occurs, Kerr-McGee will continue to control a majority of the voting power of our outstanding common stock. As a result and until that time, we are a ‘‘controlled company’’ within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a ‘‘controlled company’’ may elect not to comply with the following corporate governance requirements:

•	A majority of independent directors on the board of directors
•	A nominating and corporate governance committee composed entirely of independent directors
•	A compensation committee composed entirely of independent directors
•	An annual performance evaluation of the nominating and corporate governance and compensation committees

Until such time that we cease to be a “controlled company,” we intend to utilize these exemptions. As a result, we do not have a majority of independent directors and our nominating and corporate governance and compensation committees do not consist entirely of independent directors. Additionally, we are relying on a transition provision for the New York Stock Exchange standards relating to the independence of audit committees. That transition provision allows issuers, such as us, that have a registration statement under the Securities Act covering an IPO of securities to (1) exempt all but one of our audit committee members from the independence requirements for 90 days from the effective date of our registration statement, and (2) exempt a minority of the members of our audit committee from the independence requirement for one year from the effective date of our registration statement.

Our executive officers and directors may have conflicts of interest because of their ownership of common stock of, and other ties to, Kerr-McGee.

Two of our directors (Robert M. Wohleber and J. Michael Rauh) are officers of Kerr-McGee. These directors will have fiduciary duties to both companies and may have conflicts of interest on matters affecting both us and Kerr-McGee, which, in some circumstances, may have interests adverse to our interests. Mr. Wohleber and Mr. Rauh each have notified us of their intention to resign from our board effective upon, and subject to, the completion of the Distribution. In addition, all of our executive officers and the majority of our directors own common stock of Kerr-McGee or options to purchase common stock of Kerr-McGee. Ownership of such common stock or options could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Kerr-McGee and us.

Item 1B.     Unresolved Staff Comments

The company has no outstanding or unresolved Securities and Exchange Commission (“SEC”) staff comments.

Availability of Reports and Governance Documents

Tronox makes available at no cost on its Internet website, www.tronox.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after the company electronically files or furnishes such reports to the SEC. Interested parties should refer to the Investor Relations link on the company’s website. In addition, the company’s Code of Business Conduct and Ethics, Code of Ethics for The Chief Executive Officer and Principal Financial Officers and Corporate Governance Guidelines, all of which were adopted by the company’s Board of Directors, can be found on the company’s website under the Corporate Governance link. The company will provide these governance documents in print to any stockholder who requests them. Any amendment to, or waiver of, any provision of the Code of Ethics for the Chief Executive Officer and Principal Financial Officers and any waiver of the Code of Business Conduct and Ethics for directors or executive officers will be disclosed on the company’s website under the Corporate Governance link.

We confirm, as required by NYSE Rule 303A.12, that we are filing the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this annual report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

Statements in this annual report regarding the company’s or management’s intentions, beliefs or expectations, or that otherwise speak to future events, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include those statements preceded by, followed by or that otherwise include the words “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “budget,” “goal,” “plans,” “objective,” “outlook,” “should,” or similar words. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the market value of Tronox’s products, demand for consumer products for which Tronox’s businesses supply raw materials, the financial resources of competitors, changes in laws and regulations, the ability to respond to challenges in international markets, including changes in currency exchange rates, political or economic conditions in areas where Tronox operates, trade and regulatory matters, general economic conditions, and other factors and risks identified in the company’s U.S. SEC filings. Actual results and developments may differ materially from those expressed or implied in this annual report. The company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. Investors are urged to consider closely the disclosures and risk factors in this annual report on Form 10-K.

Item 3.     Legal Proceedings

Savannah Plant Emissions

On September 8, 2003, the Environmental Protection Division of the Georgia Department of Natural Resources issued a unilateral Administrative Order to our subsidiary, Tronox Pigments (Savannah) Inc., claiming that the Savannah plant exceeded emission allowances provided for in the facility’s Title V air permit. On September 19, 2005, the Environmental Protection Division rescinded the Administrative Order and filed a Withdrawal of Petition for Hearing on Civil Penalties. Accordingly, the proceeding on administrative penalties has been dismissed, without prejudice. However, the Environmental Protection Division’s most recent actions do not resolve the alleged violations, and representatives of Tronox Pigments (Savannah) Inc., the Environmental Protection Division and EPA are engaged in discussions to resolve the existing air permit disputes and potential civil penalties. We believe that any penalties related to this matter are not likely to have a material adverse effect on us.

Flint Hills Contract

On October 11, 2004, Kerr-McGee and one of our subsidiaries, Southwestern Refining Corporation, were named defendants in a lawsuit filed by Flint Hills Resources, LP. In the lawsuit, which was removed to the U.S. District Court in the Southern District of Texas, Corpus Christi division, Flint Hills alleged that Kerr-McGee and Southwestern Refining Corporation breached certain environmental representations and warranties contained in the agreement pursuant to which Southwestern Refining Corporation sold its refinery in Corpus Christi, Texas, to a predecessor of Flint Hills. Flint Hills claimed damages of approximately $7.0 million. An agreement to settle the litigation was executed on January 11, 2006, pursuant to which Southwestern Refining Corporation paid Flint Hills $1.4 million and the claim was dismissed, with prejudice.

New Jersey Wood-Treatment Site

Tronox LLC was named in 1999 as a potentially responsible party (“PRP”) under CERCLA at a former wood-treatment site in New Jersey at which EPA is conducting a cleanup. On April 15, 2005, Tronox LLC and Tronox Worldwide LLC received a letter from EPA asserting they are liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest though EPA has informed Tronox LLC that it expects final project costs will be approximately $236 million, plus possible other costs and interest. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor owner in the 1960s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed liabilities for the site. In addition, although it appears there may be other PRPs, the company does not know whether the other PRPs have received similar letters from EPA, whether there are any defenses to liability available to the other PRPs or whether the other PRPs have the financial resources necessary to meet their obligations. The company intends to vigorously defend against EPA’s demand, though the company expects to have discussions with EPA that could lead to a settlement or resolution of EPA demand. No reserve for reimbursement of cleanup costs at the site has been recorded because it is not possible to reliably estimate the liability, if any, the company may have for the site because of the aforementioned defenses and uncertainties.

Forest Products

Between December 31, 2002, and May 2, 2005, approximately 250 lawsuits (filed on behalf of approximately 5,100 claimants) were filed against Tronox LLC in connection with the former wood-treatment plant in Columbus, Mississippi. Substantially all of these lawsuits are pending in the U.S. District Court for the Northern District of Mississippi and have been consolidated for pretrial and discovery purposes. In addition, a suit filed by the Maranatha Faith Center against Tronox LLC and Tronox Worldwide LLC on February 18, 2000, relates to the former wood-treatment plant in Columbus and is pending in the Circuit Court of Lowndes County, Mississippi. Between December 31, 2002, and June 25, 2004, three lawsuits (filed on behalf of approximately 3,300 claimants) were filed against Tronox LLC in connection with a former wood-treatment plant located in Hattiesburg, Mississippi. These lawsuits were removed to the U.S. District Court for the Southern District of Mississippi. Between September 9, 2004, and December 28, 2005, four lawsuits (filed on behalf of 69 claimants) were filed against Tronox LLC in connection with a former wood-treatment plant located in Texarkana, Texas. Two of the Texarkana lawsuits that were filed in Oklahoma (on behalf of 30 claimants) have been dismissed on jurisdictional grounds. Between January 3, 2005, and July 26, 2005, 35 lawsuits (filed on behalf of approximately 4,600 claimants) were filed against Tronox LLC and Tronox Worldwide LLC in connection with the former wood-treatment plant in Avoca, Pennsylvania. All of these lawsuits seek recovery under a variety of common law and statutory legal theories for personal injuries and/or property damages allegedly caused by exposure to and/or release of creosote, a chemical used in the wood-treatment process.

In 2003, Tronox LLC entered into a settlement agreement that resolved approximately 1,490 of the Hattiesburg claims, which resulted in aggregate payments by Tronox LLC of approximately $0.6 million. In December 2005, Tronox LLC entered into settlement agreements to resolve up to 1,335 of the remaining Hattiesburg claims and up to 879 of the Columbus claims. The December 2005 settlement agreements require Tronox LLC to pay up to $2.5 million, of which $1.8 million was paid in December 2005. In addition, all of the remaining Hattiesburg claims have been dismissed without prejudice on the bases of failure to pay filing fees and failure to disclose information in compliance with court orders. The company currently believes that the unresolved claims relating to the Columbus, Hattiesburg, Texarkana and Avoca plants are without substantial merit and is vigorously defending against them.

For a discussion of other legal proceedings and contingencies, including proceedings related to our environmental liabilities, see Note 22 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K.

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2005 subsequent to the IPO.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

On November 22, 2005, the company’s Class A common stock began trading on the New York Stock Exchange. As of March 15, 2006, we had 1,017 holders of record of our Class A common stock and estimated that approximately 1,050 additional stockholders held our Class A common stock in street name on that date. The company’s Class B common stock is not currently trading and was held by one stockholder (Kerr-McGee) as of March 15, 2006.

On December 19, 2005, Tronox declared a quarterly dividend of five cents per share for Class A and Class B common stock for the quarter ending March 31, 2006. There were no quarterly dividends prior to that time.

The high and low market prices of Tronox Class A common stock for the period from November 22, 2005, through December 31, 2005, were $14.50 and $11.75, respectively. As the company began trading on November 22, 2005, market prices were not applicable items in 2004 or the first three quarters of 2005.

Information required under Item 201(d) of Regulation S-K relating to the company’s securities authorized for issuance under equity compensation plans is included in Item 12 of this annual report on Form 10-K.

Use of Proceeds

On November 28, 2005, we completed the initial public offering of our Class A common stock that was effected through a Registration Statement on Form S-1 (Reg. No. 333-125574) declared effective by the SEC on November 21, 2005. The net proceeds resulting from the offering of approximately $224.7 million were distributed to Kerr-McGee.

Item 6.	Selected Financial Data

The following table sets forth selected financial data as of the dates and for the periods indicated in such table. The selected statement of operations data for the years ended December 31, 2005, 2004, 2003 and 2002, and the balance sheet data as of December 31, 2005, 2004 and 2003, have been derived from our audited consolidated and combined financial statements. The selected statement of operations data for the year ended December 31, 2001, and the balance sheet data as of December 31, 2002 and 2001, have been derived from our accounting records and are unaudited.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Millions of dollars, except per share)

Consolidated and Combined Statement of Operations Data:
Net sales	$1,364.0	$1,301.8	$1,157.7	$1,064.3	$1,022.6
Cost of goods sold	1,143.8	1,168.9	1,024.7	949.0	972.5
Gross margin	220.2	132.9	133.0	115.3	50.1
Selling, general and administrative expenses	115.2	110.1	98.9	84.0	92.2
Restructuring charges (1)	—	113.0	61.4	11.8	—
Provision for environmental remediation and restoration, net of reimbursements	17.1	4.6	14.9	14.3	7.7
	87.9	(94.8)	(42.2)	5.2	(49.8)
Interest and debt expense	(4.5)	(0.1)	(0.1)	(0.1)	(0.1)
Other income (expense) (2)	(15.2)	(25.2)	(20.5)	(13.1)	(39.9)
Income (loss) from continuing operations before income taxes	68.2	(120.1)	(62.8)	(8.0)	(89.8)
Income tax benefit (provision)	(21.8)	38.3	15.1	(8.3)	30.7
Income (loss) from continuing operations before cumulative effect of change in accounting principle	46.4	(81.8)	(47.7)	(16.3)	(59.1)
Loss from discontinued operations, net of income tax benefit	(27.6)	(45.8)	(35.8)	(81.0)	(49.0)
Income (loss) before cumulative effect of change in accounting principle	18.8	(127.6)	(83.5)	(97.3)	(108.1)
Cumulative effect of change in accounting principle, net of income tax	—	—	(9.2)	—	0.7
Net income (loss)	$18.8	$(127.6)	$(92.7)	$(97.3)	$(107.4)

Income (loss) from continuing operations per common share, basic and diluted	$1.89	$(3.57)	$(2.08)	$(0.71)	$(2.58)
Dividends declared per common share	0.05	—	—	—	—

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Millions of dollars)
Consolidated and Combined Balance Sheet Data:
Working capital (3)	$404.4	$240.2	$304.5	$243.6	$264.5
Property, plant and equipment, net	839.7	883.0	961.6	944.9	948.9
Total assets (4)	1,758.3	1,595.9	1,809.1	1,733.6	1,628.1
Noncurrent liabilities:
Long-term debt (5)	548.0	—	—	—	—
Environmental remediation and/or restoration	145.9	130.8	135.9	131.4	40.0
All other noncurrent liabilities(4)	200.4	215.9	312.2	192.4	209.6
Total liabilities (5)	1,269.3	706.0	797.9	671.2	556.7
Total business/stockholders’ equity (5)	489.0	889.9	1,011.2	1,062.4	1,071.4
Supplemental Information:
Depreciation and amortization expense	103.1	104.6	106.5	105.7	119.9
Capital expenditures	87.6	92.5	99.4	86.7	153.3
Adjusted EBITDA (6)	232.0	162.2	160.3	134.5	N/A

(1)
Restructuring charges in 2004 include costs associated with the shutdown of our titanium dioxide pigment sulfate production at our Savannah, Georgia, facility. Restructuring charges in 2003 include costs associated with the shutdown of our synthetic rutile plant in Mobile, Alabama, and charges in connection with a work force reduction program consisting of both voluntary retirements and involuntary terminations. Restructuring charges in 2002 represent a write-down of fixed assets for abandoned engineering projects.

(2)
Includes interest expense allocated to us by Kerr-McGee based on specifically identified borrowings from Kerr-McGee at Kerr-McGee’s average borrowing rates. Also includes net foreign currency transaction gain (loss), equity in net earnings of equity method investees, loss on accounts receivable sales and other expenses. See Note 21 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K.

(3)	Working capital is defined as the excess of current assets over current liabilities.

(4)
Total assets and all other noncurrent liabilities do not include the effects of certain employee benefit obligations and associated plan assets that will be assumed upon completion of the Distribution. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

(5)
In the fourth quarter of 2005, we completed a recapitalization of the company, whereby common stock held by Kerr-McGee converted into approximately 22.9 million shares of Class B common stock.  Also in the fourth quarter of 2005, we completed an IPO, whereby approximately 17.5 million shares of Class A common stock were issued.  All of the net proceeds from the IPO were distributed to Kerr-McGee.  Concurrent with the IPO, we issued $350.0 million of senior unsecured notes and borrowed $200.0 million under senior secured credit facility.

(6)
EBITDA represents net income (loss) before net interest expense, income tax benefit (provision), and depreciation and amortization expense. Adjusted EBITDA represents EBITDA as further adjusted to reflect the items set forth in the table below, all of which are required in determining our compliance with financial covenants under our senior secured credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity.”

We have included EBITDA and adjusted EBITDA to provide investors with a supplemental measure of our operating performance and information about the calculation of some of the financial covenants that are contained in our senior secured credit facility. We believe EBITDA is an important supplemental measure of operating performance because it eliminates items that have less bearing on our operating performance and thus highlights trends in our core business that may not otherwise be apparent when relying solely on generally accepted accounting principles (“GAAP”) financial measures. We also believe that securities analysts, investors and other interested parties frequently use EBITDA in the evaluation of issuers, many of which present EBITDA when reporting their results. Adjusted EBITDA is a material component of the covenants imposed on us by the senior secured credit facility. Under the senior secured credit facility, we are subject to financial covenant ratios that are calculated by reference to adjusted EBITDA. Non-compliance with the financial covenants contained in the senior secured credit facility could result in a default, an acceleration in the repayment of amounts outstanding, and a termination of the lending commitments under the senior secured credit facility. Any acceleration in the repayment of amounts outstanding under the senior secured credit facility would result in a default under the indenture governing the unsecured notes. While an event of default under the senior secured credit facility or the indenture governing the unsecured notes is continuing, we would be precluded from, among other things, paying dividends on our common stock or borrowing under the revolving credit facility. For a description of required financial covenant levels, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity.” Our management also uses EBITDA and adjusted EBITDA in order to facilitate operating performance comparisons from period to period, prepare annual operating budgets and assess our ability to meet our future debt service, capital expenditure and working capital requirements and our ability to pay dividends on our common stock.

EBITDA and adjusted EBITDA are not presentations made in accordance with generally accepted accounting principles, or GAAP. As discussed above, we believe that the presentation of EBITDA and adjusted EBITDA in this annual report on Form 10-K is appropriate. However, when evaluating our results, you should not consider EBITDA and adjusted EBITDA in isolation of, or as a substitute for, measures of our financial performance as determined in accordance with GAAP, such as net income (loss). EBITDA and adjusted EBITDA have material limitations as performance measures because they exclude items that are necessary elements of our costs and operations. Because other companies may calculate EBITDA and adjusted EBITDA differently than we do, EBITDA may not be, and adjusted EBITDA as presented in this annual report on Form 10-K is not, comparable to similarly titled measures reported by other companies.

The following table reconciles net income (loss) to EBITDA and adjusted EBITDA for the periods presented:

	Year ended December 31,
	2005	2004	2003	2002
	(Millions of dollars)
Net income (loss) (a)	$18.8	$(127.6)	$(92.7)	$(97.3)
Interest and debt expense	4.5	0.1	0.1	0.1
Net interest expense on borrowings with affiliates and interest income (b)	11.9	9.5	8.8	11.1
Income tax provision (benefit)	7.0	(63.0)	(39.3)	(35.3)
Depreciation and amortization expense	103.1	104.6	106.5	105.7
EBITDA	145.3	(76.4)	(16.6)	(15.7)
Savannah sulfate facility shutdown costs	—	29.0	—	—
Loss from discontinued operations (c)	42.4	69.7	51.9	120.1
Provision for environmental remediation and restoration, net of reimbursements	17.1	4.6	14.9	14.3
Extraordinary, unusual or non-recurring expenses or losses (d)	—	(0.3)	47.0	—
Noncash changes constituting:
(Gain) loss on sales of accounts receivable (e)	(0.1)	8.2	4.8	4.7
Write-downs of property, plant and equipment and other assets (f)	9.3	104.8	29.3	18.5
Impairment of intangible assets	—	7.4	—	—
Cumulative effect of change in accounting principle	—	—	14.1	—
Provision for asset retirement obligations	1.4	—	—	—
Other items (g)	16.6	15.2	14.9	(7.4)
Adjusted EBITDA	$232.0	$162.2	$160.3	$134.5

(a)
Net income (loss) includes operating losses associated with our Savannah sulfate facility, which was closed in September 2004, of $2.6 million, $17.8 million, $18.6 million and $9.6 million for the years ended December 31, 2005, 2004, 2003 and 2002, respectively.

(b)
Included as a component of Other income (expense) in the company’s Consolidated and Combined Statement of Operations. Net interest expense on borrowings with affiliates was $14.6 million, $12.1 million, $10.1 million and $12.9 million for the years ended December 31, 2005, 2004, 2003 and 2002, respectively.

(c)
Includes provisions for environmental remediation and restoration, net of reimbursements, related to our former forest products operations, thorium compounds manufacturing, uranium and refining operations of $17.6 million, $61.5 million, $41.1 million and $61.1 million for the years ended December 31, 2005, 2004, 2003 and 2002, respectively.

(d)
Represents extraordinary, unusual or non-recurring expenses or losses as defined within our credit agreement. Includes $25.8 million associated with the closure of our Mobile, Alabama, facility in 2003 for charges not reflected elsewhere and $21.2 million for a work force reduction program for continuing operations in 2003. See Note 16 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K.

(e)	Loss on the sales of accounts receivable under an asset monetization program, or a factoring program, comparable to interest expense.

(f)	The 2004 amount includes $86.6 million associated with the shutdown of our Savannah sulfate facility.

(g)	Includes noncash stock-based compensation, noncash pension and postretirement cost and accretion expense.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the selected historical consolidated and combined financial data and the consolidated and combined financial statements and the related notes included elsewhere in this annual report on Form 10-K. Except for the historical consolidated and combined financial information contained herein, the matters discussed below may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward - Looking Statement.”

Overview

We are the world’s third-largest producer and marketer of titanium dioxide based on reported industry capacity by the leading titanium dioxide producers, and we have an estimated 13% market share of the $9 billion global market in 2005 based on reported industry sales. We also produce and market electrolytic manganese dioxide and sodium chlorate, as well as boron-based and other specialty chemicals. We operate seven production facilities and have direct sales and technical service organizations in the United States, Europe and the Asia-Pacific region. We have approximately 2,110 employees worldwide and more than 1,100 customers located in over 100 countries. In 2005, we had net sales of $1.4 billion, net income of $18.8 million and adjusted EBITDA of $232.0 million. For a reconciliation of adjusted EBITDA to net income (loss), see “Selected Financial Data.”

Our business has two reportable segments: pigment and electrolytic and other chemical products. Our pigment segment, which accounted for approximately 93% of our net sales in 2005, primarily produces and markets titanium dioxide pigment. Performance of our pigment segment is cyclical and tied closely to general economic conditions, including global gross domestic product. Events that negatively affect discretionary spending also may negatively affect demand for finished products that contain titanium dioxide. Our pigment segment also is affected by seasonal fluctuations in the demand for coatings, the largest end-use market for titanium dioxide. From 2000 through 2003, the titanium dioxide industry experienced a period of unusually weak business conditions as a result of a variety of factors, including the global economic recession, exceptionally rainy weather conditions in Europe and the Americas and the outbreak of SARS in Asia. However, global economic conditions generally improved in late 2004, driving increased demand, and, in the last half of 2004 and throughout 2005, increased prices. No major titanium dioxide plant construction projects have commenced, and we expect the industry’s current high capacity utilization rates to continue in the near term and believe that industry dynamics show a sustainable improving trend.

Due to the nature of our current and former operations, we have significant environmental remediation obligations and are subject to legal and regulatory liabilities. Former operations include, among others, operations involving the production of ammonium perchlorate, treatment of forest products, the refining and marketing of petroleum products, offshore contract drilling, coal mining and the mining, milling and processing of nuclear materials. For example, we have liabilities relating to the remediation of various sites at which chemicals such as creosote, perchlorate, low-level radioactive substances, asbestos and other materials have been used or disposed. As of December 31, 2005, we had reserves in the amount of $223.7 million for environmental matters and receivables for reimbursement for such matters of $56.7 million. For the year ended December 31, 2005, we provided $34.7 million (net of reimbursements) for environmental remediation and restoration costs, of which $17.6 million related to discontinued operations. We had $61.1 million of expenditures associated with our environmental remediation projects, and received $71.4 million in third-party reimbursements in 2005.

Pursuant to the MSA, Kerr-McGee has agreed to reimburse us for a portion of the environmental remediation costs we incur and pay after the IPO. The reimbursement obligation extends to costs incurred at any site associated with any of our former businesses or operations. With respect to any site for which a reserve has been established as of the effective date of the MSA, 50% of the remediation costs we incur and pay in excess of the reserve amount (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in our reasonable and good faith estimate, that will be recovered from third parties. With respect to any site for which a reserve has not been established as of the effective date of the MSA, 50% of the amount of the remediation costs we incur and pay (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in our reasonable and good faith estimate, that will be recovered from third parties. Kerr-McGee is only required to reimburse us for costs we actually incur and pay during the seven-year period following the IPO, up to a maximum aggregate amount of $100 million. Kerr-McGee’s reimbursement obligation is subject to various other limitations and restrictions.

Potential Dilution. Certain of our employees have participated in Kerr-McGee's long-term incentive plans. Under these plans, employees received various stock-based compensation awards, including stock options, restricted stock, stock opportunity grants and performance units. Other than with regard to employees eligible for retirement on the effective date of the Distribution, Kerr-McGee unvested stock options held by our employees on that date will be forfeited and replaced with options to purchase our Class A common stock. Unvested restricted shares of Kerr-McGee common stock and unvested Kerr-McGee performance unit awards held by our employees on that date will be forfeited and replaced with restricted shares of our Class A common stock.

The actual number of shares of our Class A common stock that will be issued in connection with the forfeiture and subsequent replacement of the Kerr-McGee stock-based awards on the Distribution date will depend on the per share price of our Class A common stock and Kerr-McGee's common stock, as well as on the number of Kerr-McGee stock-based awards held by our employees on that date. Based on approximately 161,500 unvested Kerr-McGee options, approximately 81,700 restricted shares of Kerr-McGee stock and stock opportunity grants, and approximately $3.1 million in value of performance unit awards held by our employees on February 28, 2006, the following number of shares of our Class A common stock would be issued in connection with the replacement of awards, assuming the prices for our Class A common stock and Kerr-McGee's common stock shown below:

Hypothetical Kerr-McGee Common Stock Price on Distribution Date	Hypothetical Tronox Class A Common Stock Price on Distribution Date
	$14.00	$15.00	$16.00	$17.00
	(Number of shares)
$ 90.00	1,781,474	1,662,709	1,558,790	1,467,096
$100.00	1,955,145	1,824,802	1,710,752	1,610,120

The per share prices of Kerr-McGee common stock and of our Class A common stock set forth in this table do not necessarily reflect the range of expected prices on the Distribution date. The number of shares of our Class A common stock issued in connection with the conversion or replacement of Kerr-McGee stock-based awards could vary significantly from the above numbers due to changes in the relative values of our Class A common stock and Kerr-McGee's common stock. This will result in additional potentially dilutive securities.

Basis of Presentation

The combined financial statements prior to the Contribution have been derived from the accounting records of Kerr-McGee, principally representing the Chemical - Pigment and Chemical - Other segments of Kerr-McGee, using the historical results of operations, and historical basis of assets and liabilities of the subsidiaries that the company did not own but currently owns and the chemical business the company operates.

Our Consolidated and Combined Statement of Operations included in Item 8 of this annual report on Form 10-K includes allocations of costs for corporate functions historically provided to us by Kerr-McGee prior to the IPO, including:

General Corporate Expenses. Represents costs related to corporate functions such as accounting, tax, treasury, human resources, legal and information management and technology. These costs have historically been allocated primarily based on estimated use of services as compared to Kerr-McGee’s other businesses. These costs are included in selling, general and administrative expenses in the consolidated and combined statement of operations. This allocation ceased at the IPO date and any services rendered subsequent to that date and the resulting costs are being billed under the terms of the transition services agreement.

Employee Benefits and Incentives. Represents fringe benefit costs and other incentives, including group health and welfare benefits, U.S. pension plans, U.S. postretirement health and life plans and employee stock-based compensation plans. These costs have historically been allocated on an active headcount basis for health and welfare benefits, including U.S. postretirement plans, on the basis of salary for U.S. pension plans and on a specific identification basis for employee stock-based employee compensation plans. These costs are included in costs of goods sold, selling, general and administrative expenses, restructuring charges and loss from discontinued operations in the consolidated and combined statement of operations.

Interest Expense. Until the completion of the IPO and the concurrent financing, Kerr-McGee provided financing to us through cash flows from its other operations and debt incurred. Although the incurred debt was not allocated to us, a portion of the interest expense was allocated based on specifically-identified borrowings at Kerr-McGee’s average borrowing rates. These costs are included in other income (expense) in the consolidated and combined statement of operations, net of interest income that was allocated to Kerr-McGee on certain monies we loaned to Kerr-McGee. This allocation ceased at the IPO date as Kerr-McGee no longer provides financing to us.

Expense allocations from Kerr-McGee reflected in the income (loss) from continuing operations in our consolidated and combined financial statements were as follows:

	2005	2004	2003
	(Millions of dollars)
General corporate expenses	$24.3	$27.4	$25.3
Employee benefits and incentives (1)	24.0	28.8	35.9
Interest expense, net	14.6	12.1	10.1

(1)	Includes special termination benefits, settlement and curtailment losses of nil, $9.1 million and $28.7 million for years 2005, 2004 and 2003, respectively.

These allocations were based on what were considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. We currently estimate that general annual corporate expenses may be $15.0 million to $20.0 million greater on an annual basis in the future as a stand-alone company.

Subsequent to the IPO, the expense allocations for certain corporate services previously provided by Kerr-McGee ceased, and we began purchasing such services from Kerr-McGee under the terms of the transition services agreement. Under the terms of the transition services agreement, we also receive compensation for services provided to Kerr-McGee. The net expense charged to us in 2005 was nominal for the one-month period subsequent to the IPO.

Kerr-McGee utilized a worldwide centralized approach to cash management and the financing of its operations, with all related activity between Kerr-McGee and us reflected as net transfers from Kerr-McGee in our consolidated and combined statement of comprehensive income (loss) and business/stockholders’ equity. In connection with the IPO, the net amount due from us to Kerr-McGee at the closing date of the IPO was contributed by Kerr-McGee to us as equity, forming a part of our continuing equity. Subsequent to the closing of the IPO, amounts due from or to Kerr-McGee arising from transactions subsequent to that date are being settled in cash.

We believe the assumptions underlying our consolidated and combined financial statements are reasonable. However, the consolidated and combined financial statements may not necessarily reflect our future results of operations, financial position and cash flows or what our results of operations, financial position and cash flows would have been had we been a stand-alone company during the periods presented.

Results of Operations

The following table summarizes segment operating profit (loss), with reconciliation to consolidated and combined net income (loss) for each of the last three years:

	Year Ended December 31,
	2005	2004	2003
	(Millions of dollars)
Net sales—
Pigment	$1,267.0	$1,208.4	$1,078.8
Electrolytic and other chemical products	97.0	93.4	78.9
Total	$1,364.0	$1,301.8	$1,157.7
Operating profit (loss)(1)—
Pigment	$101.5	$(86.5)	$(15.0)
Electrolytic and other chemical products (2)	(5.9)	(0.6)	(22.0)
Subtotal	95.6	(87.1)	(37.0)
Expenses of nonoperating sites (3)	(2.1)	(5.5)	(3.6)
Provision for environmental remediation and restoration (3)	(5.6)	(2.2)	(1.6)
Operating profit (loss)	87.9	(94.8)	(42.2)
Interest and debt expense	4.5	0.1	0.1
Other income (expense) (4)	(15.2)	(25.2)	(20.5)
Benefit (provision) for income taxes	(21.8)	38.3	15.1
Income (loss) from continuing operations	46.4	(81.8)	(47.7)
Discontinued operations, net of taxes	(27.6)	(45.8)	(35.8)
Cumulative effect of change in accounting principle, net of taxes	—	—	(9.2)
Net income (loss)	$18.8	$(127.6)	$(92.7)

(1)
Our management evaluates segment performance based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general expenses and environmental provisions related to sites no longer in operation, income tax expense or benefit and other income (expense). Total operating profit (loss) of both of our segments is a non-GAAP financial measure of the company’s performance, as it excludes general expenses and environmental provisions related to sites no longer in operation which are a component of operating profit (loss), the most comparable GAAP measure. Our management considers total operating profit (loss) of our segments to be an important supplemental measure of our operating performance by presenting trends in our core businesses and facilities currently in operation. This measure is used by us for planning and budgeting purposes and to facilitate period-to-period comparisons in operating performance of our reportable segments in the aggregate by eliminating items that affect comparability between periods. We believe that total operating profit (loss) of our segments is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers. Additionally, it highlights operating trends and aids analytical comparisons. However, total operating profit (loss) of our segments has limitations and should not be used as an alternative to operating profit (loss), a performance measure determined in accordance with GAAP, as it excludes certain costs that may affect our operating performance in future periods.

(2)
Includes $10.3 million, nil and $11.0 million for the years ended 2005, 2004 and 2003, respectively, of environmental charges, net of reimbursements, related to ammonium perchlorate at our Henderson facility.

(3)
Includes general expenses and environmental provisions related to various businesses in which our affiliates are no longer engaged but that have not met the criteria for reporting as discontinued operations.

(4)	Includes interest expense allocated to us by Kerr-McGee based on specifically identified borrowings from Kerr-McGee at Kerr-McGee’s average borrowing rates.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales. Net sales increased by $62.2 million, or 4.8%, to $1,364.0 million in 2005 from $1,301.8 million in 2004. The increase was due to an increase in the pigment segment sales of $58.6 million and an increase in electrolytic and other chemical product segment sales of $3.6 million, as discussed below under “Pigment Segment - Net Sales” and “Electrolytic and Other Chemical Products Segment - Net Sales.”

Gross Margin. Gross margin in 2005 was $220.2 million compared to $132.9 million in 2004. As a percent of sales, gross margin increased to 16.1% in 2005 from 10.2% in 2004. The improved margin was primarily due to improved pricing in the pigment segment realized in 2005 and due to an inventory revaluation charge of $15.6 million recognized in 2004 in connection with the shutdown of our titanium dioxide pigment sulfate production at our Savannah, Georgia, facility. (See further discussion under “Restructuring Charges” below.)

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.1 million in 2005 compared to 2004. Selling, general and administrative costs were higher in 2005 compared to 2004, primarily due to an increase in employee incentive compensation (including stock-based compensation), largely as a result of improved operating performance for the year.

Restructuring Charges. In 2005, we had no restructuring charges. In 2004, we shut down our titanium dioxide pigment sulfate production at our Savannah, Georgia, facility. Demand and prices for sulfate anatase pigments, particularly in the paper market, had declined in North America consistently during the previous several years. The decreasing volumes, along with unanticipated environmental and infrastructure issues discovered after we acquired the facility in 2000, created unacceptable financial returns for the facility and contributed to the decision to shut it down.

Included in the restructuring charges in 2004 related to the shutdown of the Savannah facility was $86.6 million of asset write-downs taken in the form of accelerated depreciation for plant assets, $7.4 million for impairment of intangible assets, $6.7 million for severance and benefit plan curtailment costs and $6.7 million for other closure costs. We also recognized an additional $5.6 million of costs in 2004 in connection with the closure of the synthetic rutile plant in Mobile, Alabama.

Provision for Environmental Remediation and Restoration, net of Reimbursements. Provision for environmental remediation and restoration, net of reimbursements, was $17.1 million in 2005 compared to $4.6 million in the same period of 2004. The net provision in 2005 included $11.3 million related to remediation of ammonium perchlorate contamination associated with the Henderson, Nevada, facility. It was determined in 2005 that the groundwater remediation system at the Henderson facility would need to be operated and maintained over an extended time period and a provision was added for the closure of an ammonium perchlorate pond. The provision for environmental remediation and restoration also included a charge of $5.6 million in 2005 related to remediation of the former agricultural chemical Jacksonville, Florida, site for soil remediation and excavation (see “Environmental Matters - Environmental Costs” and Note 22 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K).

In the first quarter of 2006, we recognized a receivable of $20.5 million as a result of a settlement of our claim against the United States, which was documented in a consent decree approved by the court on January 13, 2006. We received this reimbursement in February 2006.

Interest and Debt Expense. Interest and debt expense to outside parties increased to $4.5 million in 2005 from $0.1 million in 2004. The increase was due to interest on the company’s unsecured notes and term loan facility that were entered into concurrent with the IPO in November 2005.

Other Income (Expense). Other expenses, net, decreased $10.0 million from $25.2 million in 2004 to $15.2 million in 2005, primarily due to a lower net fees incurred in connection with the accounts receivable securitization program that was terminated in April 2005, including a return of estimated fees previously paid in excess of actual costs incurred. Other expenses were also lower due to a decrease in losses attributable to changes in the exchange rates for both the euro and the Australian dollar.

Benefit (Provision) for Income Taxes. Our effective tax rate related to continuing operations for 2005 was 32.0% compared to 31.9% for 2004. During 2005, we repatriated $131.0 million in extraordinary dividends under the American Jobs Creation Act of 2004, resulting in recognition of income tax expense of $4.7 million. Our effective tax rate was reduced in 2005 by tax benefits and reductions in statutory rates recognized in foreign jurisdictions. On a stand-alone basis, our pro forma provision for income taxes related to continuing operations in 2005 would have been $19.1 million less than that determined under our allocation policy with Kerr-McGee. This decrease in income taxes was due primarily to income in the United States that would have been eliminated by our theoretical stand-alone net operating loss carryforward, which we would not have previously recognized as a deferred tax asset.

Loss from Discontinued Operations. The loss from discontinued operations, net of tax, in 2005 was $27.6 million compared to $45.8 million in 2004. The loss in 2005 includes $17.7 million loss, net of tax, on our former forest products operations, including an environmental provision of $3.2 million, net of taxes, for additional soil volumes related to the Sauget, Illinois, wood-treatment plant and $4.8 million, net of tax, for litigation expenses. Also included is a $5.2 million environmental provision, net of taxes, for pond closure, rock placement and surface water channels at the former Ambrosia Lake, New Mexico, site associated with our formerly conducted uranium mining and milling operation (see “Environmental Matters - Environmental Costs” and Note 22 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K).

Pigment Segment

Net Sales. Net sales increased $58.6 million, or 4.8%, in 2005 compared to 2004. Approximately $136.4 million of this increase was due to an increase in average selling prices of approximately 12%, partially offset by a decrease in volumes sold of $77.8 million. Stronger market conditions contributed to the improvement in pricing while the decline in volume was primarily attributable to the shutdown of our sulfate production facility in Savannah, Georgia, in 2004 and due to reduced volumes in the Asia/Pacific region resulting from increased volumes in the latter part of 2004 in advance of announced price increases and an unplanned temporary two-week shutdown of our Australian pigment plant in the fourth quarter of 2005 necessitated by a shutdown of our third-party process gas supplier. Approximately $4.0 million of the increase in average sales prices in 2005 was due to the effect of foreign currency exchange rates.

Operating Profit. Operating profit in 2005 was $101.5 million, an increase of $188.0 million over the operating loss of $86.5 million in 2004. In addition to the $58.6 million increase in revenues discussed above, the improvement in operating results in 2005 was primarily attributable to the shutdown provisions incurred in 2004 of $123.0 million for the sulfate-process titanium dioxide pigment production at the Savannah, Georgia, facility and $6.8 million of costs incurred in connection with the continued efforts to close the synthetic rutile plant in Mobile, Alabama. These improvements were partially offset by an increase in selling, general and administrative expenses of $5.0 million over 2004, primarily due to an increase in employee incentive compensation (including stock-based compensation), largely as a result of improved operating performance for the year.

Electrolytic and Other Chemical Products Segment

Net Sales. Net sales in 2005 were $97.0 million, an increase of $3.6 million compared to 2004, primarily due to increased sales of electrolytic manganese dioxide and lithium manganese oxide. Sales of manganese dioxide increased due to improvement in both volumes and price, while sales of lithium manganese increased due to improved volumes.

Operating Loss. Operating loss in 2005 was $5.9 million compared with an operating loss of $0.6 million in 2004. Operating performance declined primarily due to higher environmental costs of $9.1 million resulting from a net $11.3 million environmental provision (net of expected insurance reimbursement of $20.5 million) incurred in the first quarter of 2005, related primarily to ammonium perchlorate remediation associated with Tronox’s Henderson, Nevada, operations. Operating results were also impacted by higher selling, general and administrative expenses of $2.0 million attributable to increased litigation expenses and an increase in employee incentive compensation (including stock-based compensation), largely as a result of improved operating performance for the year. These higher costs were partially offset by $2.1 million lower operating costs in 2005 at Tronox’s Henderson, Nevada, EMD manufacturing facility which incurred higher costs in 2004 when production recommenced after being temporarily curtailed in late 2003.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales. Net sales increased by $144.1 million, or 12.4%, to $1,301.8 million in 2004 from $1,157.7 million in 2003. The increase was due to increased sales in the pigment segment of $129.6 million and increased sales in the electrolytic and other chemical products segment of $14.5 million, as discussed below under “Pigment Segment - Net Sales” and “Electrolytic and Other Chemical Products Segment - Net Sales.”

Gross Margin. Gross margin in 2004 was $132.9 million compared to $133.0 million in 2003. As a percent of sales, gross margin declined to 10.2% in 2004 from 11.5% in 2003. The decline in the gross margin percentage was primarily due to an inventory revaluation charge of $15.6 million recognized in 2004 in connection with the shutdown of our titanium dioxide pigment sulfate production at our Savannah, Georgia, facility (see further discussion under “Restructuring Charges” below).

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.2 million in 2004 compared to 2003. This increase was due to an increase in employee incentive compensation related to cash bonuses and restricted stock awards, additional costs associated with cash settlements of certain qualified benefits associated with retirements during the year and increased legal fees.

Restructuring Charges. In 2004, we shut down the titanium dioxide pigment sulfate production at our Savannah, Georgia, facility. Demand and prices for sulfate anatase pigments, particularly in the paper market, had declined in North America consistently during the previous several years. The decreasing volumes, along with unanticipated environmental and infrastructure issues discovered after we acquired the facility in 2000, created unacceptable financial returns for the facility and contributed to the decision to shut it down. We expect this shutdown, once fully implemented, will result in an improvement in segment operating profit of approximately $15 million annually based on 2004 costs.

Included in the restructuring charges in 2004 was $86.6 million of asset write-downs taken in the form of accelerated depreciation for plant assets, $7.4 million for impairment of intangible assets, $6.7 million for severance and benefit plan curtailment costs and $6.7 million for other closure costs. We also recognized an additional $5.6 million of costs in 2004 in connection with the closure of the synthetic rutile plant in Mobile, Alabama. The 2003 restructuring charges included $38.6 million for shutdown costs related to the Mobile, Alabama, facility and $22.8 million in connection with a work force reduction program consisting of both voluntary retirements and involuntary terminations that reduced our work force by 138 employees.

Provision for Environmental Remediation and Restoration, net of Reimbursements. Provision for environmental remediation and restoration, net of reimbursements, was $4.6 million in 2004 compared to $14.9 million in 2003. The decrease in 2004 was primarily due to an $11.0 million provision in 2003 related to ammonium perchlorate at our Henderson, Nevada facility. Our environmental obligations are discussed in detail under “Environmental Matters - Environmental Costs” below and Note 22 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K.

Other Income (Expense). Other expense increased $4.7 million in 2004 compared to 2003, primarily due to a $3.4 million increased loss on the pigment receivables sold under the asset monetization program due to increased activity in 2004 and an increase in the foreign currency losses in 2004 of $1.7 million primarily due to unfavorable changes in the Australian dollar exchange rates.

Benefit for Income Taxes. Our effective tax rate related to continuing operations was 31.9%, compared with 24.0% in 2003. This rate was based on Kerr-McGee’s tax allocation policy. On a stand-alone basis, our pro forma provision for income taxes related to continuing operations in 2004 would have been $44.2 million more than that determined under our allocation policy with Kerr-McGee. This increase in income taxes was due primarily to net operating losses in the United States, which we would not have been able to utilize on a stand-alone basis.

Loss from Discontinued Operations. We recognized a loss from discontinued operations as a result of our decision to dispose of the forest products business and additional environmental provisions related to other previously discontinued operations of $45.8 million in 2004 and $35.8 million in 2003, net of tax benefit. The increased loss in 2004 was primarily due to additional environmental provisions, net of reimbursements and taxes, in 2004 related to our former thorium compounds manufacturing and refining operations of $5.7 million and $5.1 million net of taxes, respectively.

Cumulative Effect of Change in Accounting Principle. We recognized a charge of $9.2 million (net of income tax benefit of $4.9 million) in 2003 upon adoption, as of January 1, 2003, of Financial Accounting Standards Board Statement No. 143 (“FAS No. 143”), “Accounting for Asset Retirement Obligations” related to our Mobile plant, which we expected to close at the date of adoption of this standard.

Pigment Segment

Net Sales. Net sales increased $129.6 million, or 12.0%, in 2004 to $1,208.4 million from $1,078.8 million in 2003. Of the total increase, approximately $114 million was due to increased sales volumes and approximately $16 million resulted from an increase in average sales prices. Sales volumes for 2004 were approximately 9% higher than in the prior year due primarily to stronger market conditions. Approximately half of the increase in average sales prices in 2004 was due to the effect of foreign currency exchange rates with the remainder due to price increases resulting from improved market conditions.

Operating Loss. The pigment segment recorded an operating loss of $86.5 million in 2004, compared with an operating loss of $15.0 million in 2003. The 2004 operating loss was primarily the result of shutdown provisions discussed above for the sulfate-process titanium dioxide pigment production at the Savannah, Georgia, facility totaling $123.0 million. Operating results for 2004 also were negatively impacted by $6.8 million of costs incurred in connection with the continued efforts to close the synthetic rutile plant in Mobile, Alabama, compared to a $46.7 million plant closure provision recognized in 2003 for this facility. Additionally, operating results in 2003 were negatively impacted by a $22.9 million charge for work force reduction and other compensation costs. These charges had the effect of reducing operating profit by $129.8 million in 2004 and $69.6 million in 2003. The increase in revenues in 2004 resulting from higher volume and sales prices was offset by an increase of approximately $132 million in production costs due to higher volume (approximately $80 million) and costs (approximately $52 million including the effects of foreign currency exchange rate changes) and an increase in selling, general and administrative expenses of approximately $6 million over 2003. Additional information related to the shutdowns of the Savannah and Mobile facilities is included in Note 16 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K.

Electrolytic and Other Chemical Products Segment

Net Sales. Net sales increased $14.5 million, or 18.4%, in 2004 to $93.4 million from $78.9 million in 2003. The increase in net sales resulted primarily from an increase in electrolytic sales due primarily to the full year of operations at our electrolytic manganese dioxide (EMD) manufacturing operation in Henderson, Nevada (see further discussion under “Operating Loss” below).

Operating Loss. The electrolytic and other chemical products segment recorded an operating loss for 2004 of $0.6 million compared with an operating loss of $22.0 million in 2003. The improved operating performance was primarily due to the full year of operations at the EMD facility, lower environmental costs in 2004 of $9.4 million compared to 2003 and work force reduction and other compensation charges recognized in 2003 that did not recur in 2004. The 2003 environmental costs incurred related primarily to remediation of ammonium perchlorate contamination associated with the Henderson, Nevada facility. While we are no longer producing ammonium perchlorate, we continue to use the property in our other chemical products business.

During the third quarter of 2003, our EMD manufacturing operation in Henderson, Nevada, was placed on standby to reduce inventory levels due to the harmful effect of low-priced imports on our EMD business. In response to the pricing activities of importing companies, Tronox LLC filed a petition for the imposition of anti-dumping duties with the U.S. Department of Commerce International Trade Administration and the U.S. International Trade Commission on July 31, 2003. In its petition, Tronox LLC alleged that manufacturers in certain named countries export EMD to the United States in violation of U.S. anti-dumping laws and requested that the U.S. Department of Commerce apply anti-dumping duties to the EMD imported from such countries. The Department of Commerce found probable cause to believe that manufacturers in the specified countries engaged in dumping and initiated an anti-dumping investigation with respect to such manufacturers. Subsequently, demand in the United States for U.S.-produced EMD product increased, and the plant resumed operations in December 2003. Tronox LLC withdrew its anti-dumping petition in February 2004 but continues to monitor the pricing activities of EMD importers.

Financial Condition and Liquidity

Concurrent with the IPO, our wholly-owned subsidiary, Tronox Worldwide LLC, entered into a senior secured credit facility. This facility consists of a $200 million six-year term loan facility and a five-year multicurrency revolving credit facility of $250 million. This facility is unconditionally and irrevocably guaranteed by Tronox and Tronox Worldwide LLC’s direct and indirect material domestic subsidiaries. The facility is secured by a first priority security interest in certain domestic assets, including certain property and equipment, inventory and receivables, of Tronox Worldwide LLC and the guarantors of the senior secured credit facility. The facility is also secured by pledges of the equity interest in Tronox Worldwide LLC and Tronox Worldwide LLC’s direct and indirect domestic subsidiaries and up to 65% of the voting and 100% of the non-voting equity interests in Tronox Worldwide LLC’s direct foreign subsidiaries and the direct foreign subsidiaries of the guarantors of the senior secured credit facility.

The term loan facility will amortize each year in an amount equal to 1% per year in equal quarterly installments for the first five years and in an amount equal to 95% in equal quarterly installments for the final year.

Interest on amounts borrowed under the senior secured credit facility is payable, at the company’s election, at a base rate or a LIBOR rate, in each case as defined in the agreement. The initial margin applicable to LIBOR borrowings is 175 basis points and may vary from 100 to 200 basis points depending on the company’s credit rating.

The terms of the credit agreement provide for customary representations and warranties, affirmative and negative covenants, and events of default. The company is also required to maintain compliance with the following financial covenants effective beginning in 2006 (in each case, as defined in the agreement):

•	Consolidated Total Leverage Ratio of no more than 3.75:1
•	Consolidated Interest Coverage Ratio of at least 2:1
•	Limitation on Capital Expenditures

Although these financial covenants did not apply at year-end 2005, we were in compliance with the leverage and interest coverage ratio at December 31, 2005.

Also concurrently with the IPO, Tronox Worldwide LLC and Tronox Finance Corp. issued $350 million in aggregate principal amount of 9½% senior unsecured notes due 2012 in a private offering. These notes are guaranteed by Tronox and Tronox Worldwide LLC’s material direct and indirect wholly-owned domestic subsidiaries. Interest on the notes will be payable on June 1 and December 1 of each year, commencing June 1, 2006. The company has agreed to file a registration statement with the SEC relating to an offer to exchange the notes and guarantees for publicly tradable notes and guarantees having substantially identical terms no later than April 27, 2006.

Both the credit facility and the senior unsecured notes have limitations on the amount of cash dividends that Tronox can pay to its stockholders. These limitations restrict cash payments of dividends to $5.0 million in the aggregate in any fiscal quarter and to $13.5 million in the aggregate in any fiscal year.

Prior to the IPO, we did not have any long-term debt outstanding. This has changed our capital structure and long-term commitments significantly from those that existed prior to the IPO. The following table provides information for the analysis of our historical financial condition and liquidity:

	December 31, 2005	December 31, 2004	December 31, 2003
	(Millions of dollars)
Current ratio (1)	2.1:1	1.7:1	1.9:1
Cash and cash equivalents	$69.0	$23.8	$59.3
Working capital (2)	404.4	240.2	304.5
Total assets	1,758.3	1,595.9	1,809.1
Long-term debt	548.0	-	-
Business/Stockholders’ equity (3)	489.0	889.9	1,011.2

(1)  Represents a ratio of current assets to current liabilities.

(2)  Represents excess of current assets over current liabilities.

(3)  Upon completion of the Distribution, we will assume certain employee benefit obligations and associated trust assets from Kerr-McGee, which will result in a reduction of stockholders’ equity by approximately $25 million based on current estimates.

Overview

Our primary cash needs will be for working capital, capital expenditures, environmental cash expenditures and debt service under the senior secured credit facility and the unsecured notes. We believe that our cash flows from operations, together with borrowings under our revolving credit facility, will be sufficient to meet these cash needs for the foreseeable future. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our cash flows from operations are less than we expect, we may need to raise additional capital. We may also require additional capital to finance our future growth and development, implement additional marketing and sales activities, and fund our ongoing research and development activities.

Additional debt or equity financing may not be available when needed on terms favorable to us or even available to us at all. We are restricted by the terms of the senior secured credit facility and the indenture governing the unsecured notes from incurring additional indebtedness. Under our MSA, prior to the Distribution, we may not incur any additional indebtedness (other than under the revolving credit facility) without Kerr-McGee’s prior consent. While Kerr-McGee owns at least a majority of our outstanding common stock, we also are restricted from issuing any shares of our capital stock, or any rights, warrants or options to acquire our capital stock (other than any shares of our capital stock or options to acquire our capital stock granted in connection with the performance of services), if this would cause Kerr-McGee to own less than a majority of our outstanding common stock (on a fully diluted basis). In these circumstances, we also are restricted from issuing any shares of our capital stock if this would cause Kerr-McGee to own less than 80% of the total voting power of our outstanding capital stock entitled to vote generally in the election of our directors and from issuing any shares of non-voting stock. In addition, under our tax sharing agreement with Kerr-McGee, if we enter into transactions during the two-year period following the Distribution which results in the issuance or acquisition of our shares, and the Internal Revenue Service subsequently determines that Section 355(e) of the Internal Revenue Code is applicable to the Distribution, we will be required to indemnify Kerr-McGee for any resulting tax liability incurred by it.

We have an interest in The Landwell Company LP (“Landwell”), a limited partnership formed to market or develop land in the Henderson, Nevada, area. Landwell entered into an agreement in late 2004 to sell to Centex Homes approximately 2,200 contiguous acres of land in Henderson for eventual use as a new, mixed-use master planned community. The agreement contains conditions to closing that are generally typical in sales of large tracts of undeveloped land. We have been advised by Landwell’s general partner that closing conditions on a significant portion of the land under contract are expected to be satisfied in the second half of 2006. This large parcel under contract, in addition to other parcels available for sale by Landwell or under contract, are in the vicinity of our Henderson facility, where we are in the preliminary stage of exploring the possible sale of 100% owned acreage considered surplus for plant operations. Land sale proceeds before taxes could be as much as $50 million in 2006. Cash flows resulting from the above described agreement with Centex Homes, net of taxes, are required to be used to pay down outstanding debt under our senior secured credit facility.

In the first quarter of 2006, we recognized an environmental reimbursement of $20.5 million as a result of a settlement of our claim against the United States, which was documented in a consent decree approved by the court on January 13, 2006. We received this reimbursement in February 2006.

Liquidity and Capital Resources

Prior to the IPO, we participated in Kerr-McGee’s centralized cash management system and relied on Kerr-McGee to provide necessary cash financing. Such activities included cash deposits from our operations which were transferred daily to Kerr-McGee’s centralized banking system and cash borrowings used to fund our operations and capital expenditures. The related cash activity between us and Kerr-McGee has been reflected as net transfers with affiliates within financing activities in our consolidated and combined statement of cash flows. Additionally, as discussed below under “Cash Flows from Operating Activities,” certain expenditures related to our operations were paid by Kerr-McGee on our behalf and, therefore, did not affect cash flows from operating, investing and financing activities reported in our consolidated and combined statement of cash flows. As such, the amounts of cash and cash equivalents, as well as cash flows from operating, investing and financing activities presented in our consolidated and combined financial statements are not representative of the amounts that would have been required or generated by us as a stand-alone company.

In connection with our separation from Kerr-McGee, the net amount due from us to Kerr-McGee was contributed by Kerr-McGee, forming a part of our continuing equity. Such net amounts due to Kerr-McGee that were outstanding at the balance sheet dates prior to our separation have been reflected in our consolidated and combined financial statements as a component of owner’s net investment in equity. Amounts due to or from Kerr-McGee arising from transactions subsequent to our separation are being settled in cash.

Of cash and cash equivalents at December 31, 2005, $25.1 million was held in the United States and $43.9 million was held in other countries. In 2005, $131 million of unremitted foreign earnings in Australia were repatriated as extraordinary dividends, as defined in the American Jobs Creation Act of 2004, and subsequently transferred to Kerr-McGee as part of its centralized cash management system.

Until recently, we had an accounts receivable monetization program, which served as a source of liquidity up to a maximum of $165.0 million. This program was terminated in April 2005, as discussed in “Off-Balance Sheet Arrangements” below. Accounts receivable originated after the termination of this program are being collected over a longer period, resulting in increased balances of outstanding receivables and higher current ratio, working capital and total assets as of December 31, 2005, compared with year-end 2004.

Cash Flows from Operating Activities. Cash flows from operating activities in our consolidated and combined statement of cash flows for all periods presented prior to the IPO date exclude certain expenditures incurred by Kerr-McGee on our behalf, such as income taxes, general corporate expenses, employee benefits and incentives, and net interest costs. Therefore, reported amounts are not representative of cash flows from operating activities we will generate or use as a stand-alone company. For example, cash flows from operating activities for 2005 and 2004 exclude $27.2 million and $37.0 million, respectively, paid by Kerr-McGee for income taxes on our behalf. Additionally, 2005, 2004 and 2003 cash flows from operating activities exclude $48.0 million, $55.1 million, and $65.8 million, respectively, of general corporate expenses, employee benefits and incentives, and net interest costs associated with our present and discontinued operations. While such costs are reflected in our consolidated and combined statement of operations because they were allocated to us by Kerr-McGee, they did not result in cash outlays by us. As a stand-alone company, we expect costs and expenses of this nature will require the use of our cash and other sources of liquidity. Additionally, we expect that our general corporate expenses may be $15 million to $20 million greater on an annual basis than we have incurred historically, which will further reduce our cash flows from operating activities as compared to historical experience. Further, as discussed under “Contractual Obligations and Commitments” below, we expect cash requirements associated with employee pension and postretirement plans to increase following the completion of this offering.

Cash flows from operating activities for 2005 were $61.5 million, compared with cash from operating activities of $190.8 million for 2004. The $129.3 million decrease in cash flows from operating activities in 2005 was due primarily to increases in accounts receivable and inventories. As described under “Off-Balance Sheet Arrangements - Accounts Receivable Monetization Program” below, our accounts receivable program was terminated in April 2005. Termination of the program resulted in an extension of the collection period for accounts receivable arising from pigment sales compared to the collection period of receivables prior to program termination. This has had a one-time impact of reducing our cash flows from operating activities related to the increase in our accounts receivable. Cash flows from operating activities also decreased due to an increase in inventories at year-end 2005 compared to year-end 2004. This is in contrast to the significant decline in inventory levels at year-end 2004 compared to the prior year that was attributable to the shutdown of our sulfate production facility in Savannah, Georgia, as well as strong demand during the latter half of 2004. The decrease in cash flows from operating activities caused by termination of our accounts receivables monetization program and increase in inventories was offset by decreased environmental expenditures of $24.1 million and an increase in environmental cost reimbursements of $20.9 million.

Cash flows from operating activities for 2004 were $190.8 million, an increase of $70.4 million compared with cash flows from operating activities for 2003 of $120.4 million. The increase in cash flows from operating activities in 2004 is attributable primarily to a reduction in inventories, $35.7 million higher environmental cost reimbursements, $12.7 million lower expenditures for environmental remediation and restoration and $35.0 million less cash paid for legal settlements largely related to our former forest products business. These positive effects on cash flows from operating activities were partially offset by an unfavorable effect of timing differences between product sales and collections of trade accounts receivable. While improved economic conditions resulted in increased sales volumes in late 2004, collection of the related accounts receivable did not occur until 2005.

Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities in 2005 was $83.3 million, an increase of $174.7 million from $91.4 million used in investing activities for 2004. The collection of repurchased accounts receivable that were contributed to us by Kerr-McGee resulted in an increase of $165.0 million in cash from investing activities in 2005.

Capital expenditures in 2005 were $87.6 million, $4.9 million less than the prior year. Significant projects in 2005 include projects to increase productivity and enhance product quality. These projects include changes to the Uerdingen, Germany, pigment facility to convert waste to a saleable product and reduce raw material costs, upgrading the oxidation line at the Botlek, Netherlands, pigment facility and process improvements at the Hamilton, Mississippi, facility to produce a new grade for use in architectural paints.

Net cash used in investing activities was $91.4 million in 2004 compared to $95.7 million in 2003 principally representing capital expenditures. Significant capital expenditure projects in 2004 included waste management projects and an automated slurry project at our Hamilton, Mississippi facility that was begun in 2003. In 2003, significant projects included the Savannah plant high productivity oxidation line, waste management projects and the initial phase of the Hamilton plant automated slurry project that was completed in 2004.

Cash Used in Financing Activities. Net cash used in financing activities was $103.3 million in 2005, $131.1 million in 2004, and $10.3 million in 2003. In 2005, we completed our IPO by issuing 17.5 million shares of Class A common stock which provided proceeds, net of issuance costs, of $226.0 million. Concurrent with the IPO, we issued $350.0 million in aggregate principal amount of 9 ½% senior unsecured notes and entered into a senior secured credit facility consisting of a $200.0 million six-year term loan facility. Proceeds from the unsecured notes and the term loan facility provided $539.1 million in cash flow from financing activities in 2005, net of debt issuance costs. The net proceeds from our Class A common stock offering, unsecured notes and term loan facility were distributed to Kerr-McGee in the amount of $761.8 million. Net transfers to Kerr-McGee were $106.6 million, $131.1 million and $10.0 million in 2005, 2004 and 2003, respectively.

Off-Balance Sheet Arrangements

Accounts Receivable Monetization Program. Through April 2005, we sold selected accounts receivable through a three-year, credit-insurance-backed asset securitization program with a maximum availability of $165.0 million. Under the terms of the program, selected qualifying customer accounts receivable were sold monthly to a special-purpose entity (“SPE”), which in turn sold an undivided ownership interest in the receivables to a third-party multi-seller commercial paper conduit sponsored by an independent financial institution. We sold, and retained an interest in, excess receivables to the SPE as over-collateralization for the program. Our retained interest in the SPE’s receivables was classified in trade accounts receivable in our accompanying Consolidated and Combined Balance Sheet. No recourse obligations were recorded since we had no obligations for any recourse actions on the sold receivables.

The accounts receivable monetization program included ratings downgrade triggers based on Kerr-McGee’s senior unsecured debt rating. These triggers provide for program modifications, including a program termination event upon which the program would effectively liquidate over time and the third-party multi-seller commercial paper conduit would be repaid with the collections on accounts receivable sold. In April 2005, Kerr-McGee’s senior unsecured debt was downgraded, triggering program termination. As opposed to liquidating the program over time or modifying its terms, Kerr-McGee elected to terminate the program by repurchasing the then outstanding balance of receivables sold of $165.0 million, which were then contributed to us.

Other Arrangements. We have entered into agreements that require us to indemnify third parties for losses related to environmental matters, litigation and other claims. We have recorded no material obligations in connection with such indemnification obligations. In addition, pursuant to our MSA with Kerr-McGee, we will be required to indemnify Kerr-McGee for all costs and expenses incurred by it arising out of or due to our environmental and other liabilities other than such costs and expenses reimbursable by Kerr-McGee pursuant to the MSA. At December 31, 2005, we had outstanding letters of credit in the amount of approximately $34.5 million. These letters of credit have been granted to us by financial institutions to support our environmental clean-up costs and miscellaneous operational and severance requirements in international locations. As of March 15, 2006, outstanding letters of credit totaled $40.3 million.

Contractual Obligations and Commitments

In the normal course of business, we enter into operating leases, purchase obligations and borrowing arrangements. Operating leases primarily consist of rental of railcars and production equipment. The aggregate future payments under these borrowings and contracts as of December 31, 2005, are summarized in the following table:

	Payments Due By Period
Type of Obligation	Total	2006	2007 -2008	2009 -2010	After 2010
	(Millions of dollars)
Long-term debt, including current portion	$550.0	$2.0	$4.0	$4.0	$540.0
Interest payments on current and long-term debt	306.7	46.8	92.7	92.2	75.0
Operating leases	48.0	7.7	14.2	9.7	16.4
Purchase obligations:
Ore contracts	641.9	162.3	303.2	137.0	39.4
Other purchase obligations	360.5	86.5	140.2	95.7	38.1
Total	$1,907.1	$305.3	$554.3	$338.6	$708.9

We will be obligated under an employee benefits agreement with Kerr-McGee to maintain the Material Features (as defined in the employee benefits agreement) of the U.S. postretirement plan without change for a period of three years following the effective date of the Distribution. Based on the actuarially determined obligations under that plan, we expect contributions to be approximately $10.0 million for each of the next five years.

Environmental Matters

Current Businesses

We are subject to a broad array of international, federal, state and local laws and regulations relating to environmental protection. Under these laws, we are or may be required to obtain or maintain permits or licenses in connection with our operations. In addition, under these laws, we are or may be required to remove or mitigate the effects on the environment of the disposal or release of chemical, petroleum, low-level radioactive and other substances at various sites. Environmental laws and regulations are becoming increasingly stringent, and compliance costs are significant and will continue to be significant in the foreseeable future. There can be no assurance that such laws and regulations or any environmental law or regulation enacted in the future is not likely to have a material effect on us.

Sites at which we have environmental responsibilities include sites that have been designated as Superfund sites by the U.S. EPA pursuant to CERCLA and that are included on the National Priority List (“NPL”). As of December 31, 2005, we had received notices that we had been named a PRP with respect to 12 existing EPA Superfund sites on the NPL that require remediation. We do not consider the number of sites for which we have been named a PRP to be the determining factor when considering our overall environmental liability.

Decommissioning and remediation obligations, and the attendant costs, vary substantially from site to site and depend on unique site characteristics, available technology and the regulatory requirements applicable to each site. Additionally, we may share liability at some sites with numerous other PRPs, and U.S. law currently imposes joint and several liability on all PRPs under CERCLA. We are also obligated to perform or have performed remediation or remedial investigations and feasibility studies at sites that have not been designated as Superfund sites by EPA. Such work frequently is undertaken pursuant to consent orders or other agreements.

Legacy Businesses

Historically, we have engaged in businesses unrelated to our current primary business, such as the treatment of forest products, the production of ammonium perchlorate, the refining and marketing of petroleum products, offshore contract drilling, coal mining and the mining, milling and processing of nuclear materials. Although we are no longer engaged in such businesses, residual obligations with respect to certain of these businesses still exist, including obligations related to compliance with environmental laws and regulations, including the Clean Water Act, the Clean Air Act, the Atomic Energy Act, CERCLA and the Resource Conservation and Recovery Act. These laws and regulations require us to undertake remedial measures at sites of current and former operations or at sites where waste was disposed. For example, we are required to conduct decommissioning and environmental remediation at certain refineries, production and distribution facilities and service stations previously owned or operated before exiting the refining and marketing business in 1995. We also are required to conduct decommissioning and remediation activities at sites where we were involved in the exploration, production, processing or sale of minerals, including uranium and thorium compounds and at sites where we were involved in the production and sale of ammonium perchlorate. Additionally, we are decommissioning and remediating our former wood-treatment facilities as part of our exit from the forest products business. For a description of the decommissioning and remediation activities in which we currently are engaged, see “Environmental Costs” below and Note 22 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K.

Environmental Costs

Expenditures for environmental protection and cleanup for each of the last three years and for the three-year period ended December 31, 2005, are as follows:

	Year Ended December 31,
	2005	2004	2003	Total
	(Millions of dollars)
Cash expenditures of environmental reserves	$61.1	$85.2	$97.9	$244.2
Recurring operating expenses	41.4	33.4	33.8	108.6
Capital expenditures	10.7	8.6	14.0	33.3

Recurring operating expenses are expenditures related to the maintenance and operation of environmental equipment such as incinerators, waste treatment systems and pollution control equipment, as well as the cost of materials, energy and outside services needed to neutralize, process, handle and dispose of current waste streams at our operating facilities. These expenditures are necessary to ensure that current production is handled in an environmentally safe and effective manner.

In addition to past expenditures, reserves have been established for the remediation and restoration of active and inactive sites where it is probable that future costs will be incurred and the liability is reasonably estimable. For environmental sites, we consider a variety of matters when setting reserves, including the stage of investigation; whether EPA or another relevant agency has ordered action or quantified cost; whether we have received an order to conduct work; whether we participate as a PRP in the Remedial Investigation/Feasibility Study (RI/FS) process and, if so, how far the RI/FS has progressed; the status of the record of decision by the relevant agency; the status of site characterization; the stage of the remedial design; evaluation of existing remediation technologies; the number and financial condition of other potential PRPs; and whether we can reasonably evaluate costs based on a remedial design or engineering plan.

After the remediation work has begun, additional accruals or adjustments to costs may be made based on any number of developments, including revisions to the remedial design; unanticipated construction problems; identification of additional areas or volumes of contamination; inability to implement a planned engineering design or to use planned technologies and excavation methods; changes in costs of labor, equipment or technology; any additional or updated engineering and other studies; and weather conditions. Additional reserves of $69.0 million, $81.4 million and $88.2 million were added in 2005, 2004 and 2003, respectively, for active and inactive sites.

As of December 31, 2005, our financial reserves for all active and inactive sites totaled $223.7 million. This includes $69.0 million added to the reserves in 2005 for active and inactive sites. In the Consolidated and Combined balance sheet at December 31, 2005, included in Item 8 of this annual report on Form 10-K, $145.9 million of the total reserve is classified as noncurrent liabilities-environmental remediation or restoration, and the remaining $77.8 million is included in accrued liabilities. We believe we have reserved adequately for the reasonably estimable costs of known environmental contingencies. However, additional reserves may be required in the future due to the previously noted uncertainties.

Pursuant to the MSA, Kerr-McGee has agreed to reimburse us for a portion of the environmental remediation costs we incur and pay after the IPO (net of any cost reimbursements we expect to recover from insurers, governmental authorities or other parties). The reimbursement obligation extends to costs incurred at any site associated with any of our former businesses or operations.

With respect to any site for which we have established a reserve as of the effective date of the MSA, 50% of the remediation costs we incur and pay in excess of the reserve amount (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in our reasonable and good faith estimate, that will be recovered from third parties. With respect to any site for which we have not established a reserve as of the effective date of the MSA, 50% of the amount of the remediation costs we incur and pay (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in our reasonable and good faith estimate, that will be recovered from third parties.

Kerr-McGee’s aggregate reimbursement obligation to us cannot exceed $100 million and is subject to various other limitations and restrictions. For example, Kerr-McGee is not obligated to reimburse us for amounts we pay to third parties in connection with tort claims or personal injury lawsuits, or for administrative fines or civil penalties that we are required to pay. Kerr-McGee’s reimbursement obligation also is limited to costs that we actually incur and pay within seven years following the IPO.

The following table reflects our portion of the known estimated costs of investigation or remediation that are probable and estimable. The table summarizes EPA Superfund NPL sites where we have been notified we are a PRP under CERCLA and other sites for which we had financial reserves recorded at year-end 2005. In the table, aggregated information is presented for other sites (each of which has a remaining reserve balance of less than $3 million). The reimbursement obligation discussed above applies to each of the sites specifically identified in the table below. Sites specifically identified in the table below are discussed in Note 22 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K.

Location of Site	Stage of Investigation/Remediation	Total Expenditures Through December 31, 2005	Remaining Reserve Balance at December 31, 2005	Total
		(Millions of dollars)
EPA Superfund sites on NPL
West Chicago, Illinois(1) Vicinity areas	Remediation of thorium tailings at residential areas and Reed-Keppler Park is substantially complete. Cleanup of thorium tailings at Kress Creek and Sewage Treatment Plant is ongoing.	$141	$75	$216

Milwaukee, Wisconsin	Completed soil cleanup at former wood-treatment facility and began cleanup of offsite tributary creek. Groundwater remediation and cleanup of tributary creek is continuing.	41	4	45

Lakeview, Oregon	Consolidation and capping of contaminated soils and neutralization of acidic waters from former uranium mining is ongoing.	7	4	11

Soda Springs, Idaho	All former impoundments of calcine tailings have been closed as required by a record of decision (“ROD”). The ROD also requires continuation of groundwater monitoring. Closure of an additional ten-acre pond, not a part of the ROD, will be completed within two years. Duration of groundwater monitoring is unknown.	3	3	6

Other sites	Sites where the company has been named a PRP, including landfills, wood-treating sites, a mine site and an oil recycling refinery. These sites are in various stages of investigation/remediation.	15	—	15
		207	86	293

Location of Site	Stage of Investigation/Remediation	Total Expenditures Through December 31, 2005	Remaining Reserve Balance at December 31, 2005	Total
		(Millions of dollars)
Sites under consent order, license or agreement, not on EPA Superfund NPL
West Chicago, Illinois(1) Former manufacturing facility
Excavation, removal and disposal of contaminated soils at former thorium mill are substantially complete. The site will be used for moving material from the Kress Creek and Sewage Treatment Plant remediation sites. Surface restoration and groundwater monitoring and remediation are expected to continue for approximately ten years.
		$ 447	$ 12	$ 459

Cushing, Oklahoma	Excavation, removal and disposal of thorium and uranium residuals were substantially completed in 2004. Investigation of and remediation addressing hydrocarbon contamination is continuing.	147	12	159

Henderson, Nevada(2)	Groundwater treatment to address ammonium perchlorate contamination is being conducted under consent decree with Nevada Department of Environmental Protection.	124	37	161

Ambrosia Lake, New Mexico	Uranium mill tailings and selected pond sediments consolidated and capped onsite. A request to end groundwater treatment and a decommissioning plan for impacted soils are under review by the NRC.	28	11	39

Crescent, Oklahoma	Buildings and soil decommissioning complete. Evaluating available technologies to address limited on-site radionuclide contamination of groundwater.	48	7	55

Sauget, Illinois	Soil remediation of wood-treatment related contamination is ongoing. Conducting groundwater monitoring and evaluating options to remediate sediment and surface water.	8	9	17

Location of Site	Stage of Investigation/Remediation	Total Expenditures Through December 31, 2005	Remaining Reserve Balance at December 31, 2005	Total
		(Millions of dollars)
Sites under consent order, license or agreement, not on EPA Superfund NPL
Hattiesburg, Mississippi	Completed remediation of process areas at former wood-treatment facility and completed most off-site remediation. Off-site remediation to be completed when access to certain properties is granted.	$ 12	$ 3	$ 15

Cleveland, Oklahoma	Facility is dismantled and certain interim remedial measures to address air, soil, surface water and groundwater contamination are complete. Design of on-site containment cell has been submitted for approval.	19	4	23

Calhoun, Louisiana	Soil and groundwater remediation of petroleum hydrocarbons at a former gas condensate stripping facility is ongoing.	22	5	27

Jacksonville, Florida	Remedial investigation of a former manufacturing and processing site for fertilizers, pesticides and herbicides completed. Feasibility study with recommended remediation activities expected to be submitted to EPA in 2006.	4	6	10

Other sites	Sites related to wood-treatment, chemical production, landfills, mining, and oil and gas refining, distribution and marketing. These sites are in various stages of investigation/remediation.	169	32	201
		1,028	138	1,166
	Total	$1,235	$224	$1,459

(1)
Amounts reported in the table for the West Chicago sites are not reduced for actual or expected reimbursement from the U.S. government under Title X of the Energy Policy Act of 1992 (Title X), described in Note 22 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K.

(2)
Amounts reported in the table for the Henderson, Nevada site are not reduced for actual or expected reimbursement from the U.S. government under a consent decree settlement nor for expected insurance policy recoveries, described in Note 22 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K.

There may be other sites where we have potential liability for environmental-related matters but for which we do not have sufficient information to determine that the liability is probable or reasonably estimable. We have not established reserves for such sites. One such site involves a former wood treatment plant in New Jersey.

Tronox LLC was named in 1999 as a PRP under CERCLA at a former wood-treatment site in New Jersey at which EPA is conducting a cleanup. On April 15, 2005, Tronox LLC and Tronox Worldwide LLC received a letter from EPA asserting they are liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest though EPA has informed Tronox LLC that it expects final project costs will be approximately $236 million, plus possible other costs and interest. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor owner in the 1960s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed liabilities for the site. In addition, although it appears there may be other PRPs, the company does not know whether the other PRPs have received similar letters from EPA, whether there are any defenses to liability available to the other PRPs or whether the other PRPs have the financial resources necessary to meet their obligations. The company intends to vigorously defend against EPA’s demand, though the company expects to have discussions with EPA that could lead to a settlement or resolution of EPA’s demand. No reserve for reimbursement of cleanup costs at the site has been recorded because it is not possible to reliably estimate the liability, if any, the company may have for the site because of the aforementioned defenses and uncertainties.

Critical Accounting Policies

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions regarding matters that are inherently uncertain and that ultimately affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Even so, the accounting principles we use generally do not impact our reported cash flows or liquidity. Generally, accounting rules do not involve a selection among alternatives, but involve a selection of the appropriate policies for applying the basic principles. Interpretation of the existing rules must be done and judgments made on how the specifics of a given rule apply to us.

The more significant reporting areas impacted by management’s judgments, estimates and assumptions are recoverability of long-lived assets, restructuring and exit activities, environmental remediation, tax accruals and benefit plans. Management’s judgments, estimates and assumptions in these areas are based on information available from both internal and external sources, including engineers, legal counsel, actuaries, environmental studies and historical experience in similar matters. Actual results could differ materially from those judgments, estimates and assumptions as additional information becomes known.

The following description of our critical accounting policies is not intended to be an all-inclusive discussion of the uncertainties considered and estimates made by management in applying accounting principles and policies. Results may vary significantly if different policies were used or required and if new or different information becomes known to management.

Long-Lived Assets

Key estimates related to long-lived assets include useful lives, recoverability of carrying values and existence of any retirement obligations. As a result of future decisions, such estimates could be significantly modified. The estimated useful lives of our property, plant and equipment range from three to 40 years and depreciation is recognized on the straight-line basis. Useful lives are estimated based upon our historical experience, engineering estimates and industry information. Our estimates include an assumption regarding periodic maintenance and an appropriate level of annual capital expenditures to maintain the assets.

Long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate that carrying value may be greater than future net cash flows. Such evaluations involve a significant amount of judgment since the results are based on estimated future events, such as sales prices; costs to produce the products; the economic and regulatory climates; and other factors. We cannot predict when or if future impairment charges will be required for held-for-use assets.

Restructuring and Exit Activities

We have recorded charges in recent periods in connection with closing facilities and work force reduction programs. These charges are recorded when management commits to a plan and incurs a liability related to the plan. Estimates for plant closing include write-down of inventory value, write-down of property, plant and equipment, any necessary environmental or regulatory costs, contract termination, asset retirement obligations and severance costs. Estimates for work force reductions are recorded based on estimates of the number of positions to be terminated, termination benefits to be provided, estimates of any enhanced benefits provided under pension and postretirement plans and the period over which future service will continue, if any. We evaluate the estimates on a quarterly basis and adjust the reserves when information indicates that the estimates are above or below the initial estimates. For additional information regarding work force reduction programs and exit activities, see Note 16 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K. Changes in estimates of provisions for restructuring and exit activities were not significant over the last three years.

Environmental Remediation and Other Contingency Reserves

Our management makes judgments and estimates in accordance with applicable accounting rules when it establishes reserves for environmental remediation, litigation and other contingent matters. Provisions for such matters are charged to expense when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. Estimates of environmental liabilities, which include the cost of investigation and remediation, are based on a variety of matters, including, but not limited to, the stage of investigation, the stage of the remedial design, the availability of existing remediation technologies, presently enacted laws and regulations and the state of any related legal or administrative investigation or proceedings. In future periods, a number of factors could significantly change our estimate of environmental remediation costs, such as changes in laws and regulations, revisions to the remedial design, unanticipated construction problems, identification of additional areas or volumes of contamination, and increases in labor, equipment and technology costs, changes in the financial condition of other potentially responsible parties and the outcome of any related legal and administrative proceedings to which we are or may become a party. Consequently, it is not possible for us to reliably estimate the amount and timing of all future expenditures related to environmental or other contingent matters and actual costs could exceed our current reserves.

Before considering reimbursements of our environmental costs discussed below, we provided $69.0 million, $81.4 million and $88.2 million pre-tax for environmental remediation and restoration costs in 2005, 2004 and 2003, respectively, including provisions of $29.9 million, $75.7 million and $52.3 million in 2005, 2004 and 2003, respectively, related to former businesses reflected as a component of loss from discontinued operations.

To the extent costs of investigation and remediation are recoverable from the U.S. government or Kerr-McGee, and have been incurred or are recoverable under certain insurance policies or from other parties and such recoveries are deemed probable, we record a receivable. In considering the probability of receipt, we evaluate our historical experience with receipts, as well as our claim submission experience. At December 31, 2005, estimated recoveries of environmental costs recorded in the Consolidated and Combined Balance Sheet totaled $56.7 million. Provisions for environmental remediation and restoration in the Consolidated and Combined Statement of Operations were reduced by $34.3 million, $14.2 million and $32.2 million in 2005, 2004 and 2003, respectively, for estimated recoveries, including recoveries of $12.3 million, $14.2 million and $11.2 million in 2005, 2004 and 2003, respectively, related to former businesses reflected as a component of loss from discontinued operations.

For additional information about contingencies, refer to “Environmental Matters” above and Note 22 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K.

Income Taxes

The closing of the IPO resulted in the deconsolidation of the company from Kerr-McGee under U.S. Federal income tax laws. We continued as a member included in the U.S. Federal consolidated income tax return of Kerr-McGee up to the deconsolidation date. Prior to the deconsolidation date, we had not been a party to a tax-sharing agreement with Kerr-McGee but had consistently followed an allocation policy whereby Kerr-McGee has allocated its members of the consolidated return provisions and/or benefits based upon each member’s taxable income or loss. This allocation methodology resulted in the recognition of deferred assets and liabilities for the differences between the financial statement carrying amounts and their respective tax basis, except to the extent for deferred taxes on income considered to be permanently reinvested in foreign jurisdictions. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Kerr-McGee has allocated current tax benefits to the members of its consolidated return, including us, that have generated losses that are utilized or expected to be utilized on the U.S. Federal consolidated income tax return. The income taxes presented as a result of this allocation methodology are not consistent with that calculated on a stand-alone tax return basis. In addition, Kerr-McGee manages its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of those tax strategies that we would have followed or will follow as a stand-alone company.

Upon closing the IPO and with the deconsolidation, we entered into a tax sharing agreement with Kerr-McGee that governs Kerr-McGee’s and our respective rights, responsibilities and obligations with respect to taxes for tax periods ending in 2005 and prior. Generally, taxes incurred or accrued prior to the IPO that are attributable to the business of one party will be borne solely by that party. In addition, the tax sharing agreement addresses the allocation of liability for taxes incurred as a result of restructuring activities undertaken to implement the separation and distribution. We are required to indemnify Kerr-McGee for any tax liability incurred by reason of the Distribution by Kerr-McGee of our Class B common stock to its stockholders being considered a taxable transaction to Kerr-McGee as a result of a breach of any of our representations, warranties or covenants contained in the tax sharing agreement.

Under U.S. federal income tax laws, we and Kerr-McGee are jointly and severally liable for Kerr-McGee’s federal income taxes attributable to the periods prior to and including Kerr-McGee’s current taxable year, which ends on December 31, 2005. If Kerr-McGee fails to pay the taxes attributable to it under the tax sharing agreement for periods prior to and including its current taxable year, we could be liable for any part of, including the whole amount of, these tax liabilities.

Benefit Plans

U.S. Plans. Our U.S. employees participate in the noncontributory defined benefit retirement plans and the contributory postretirement plans for health care and life insurance sponsored by Kerr-McGee. Our consolidated and combined results of operations reflect costs associated with Kerr-McGee’s U.S. plans which have been allocated by Kerr-McGee based on salary for defined benefit retirement plans and based on active headcount for postretirement plans, but do not reflect assets and liabilities associated with our employees’ participation in the plans, since we were not the plan sponsor for the historical periods presented.

Effective upon completion of the Distribution, we intend to establish a U.S. tax-qualified defined benefit retirement plan and related trust for our employees and former employees who participated in Kerr-McGee’s defined benefit retirement plans at the Distribution date. In connection with our assumption of obligations, Kerr-McGee will transfer assets from the trust for Kerr-McGee’s defined benefit retirement plans to the trust we will establish. It is estimated that our defined benefit obligation for this plan, determined on a plan termination basis as set forth in the employee benefits agreement, will be approximately $435.0 million and will be fully funded at the Distribution date.

We also intend to establish postretirement benefit plans for health care and life insurance and health and welfare benefits, which we expect will be an unfunded plan that will have comparable features to the plan currently maintained by Kerr-McGee. In connection with the establishment of our postretirement plans, we estimate that the accumulated benefit obligation relating to all eligible retired and active vested participants related to us of approximately $149.0 million will be assumed by us upon completion of the Distribution.

The estimated defined benefit obligation and the estimated postretirement health and welfare benefit obligation that we will assume has been made based primarily on Kerr-McGee plan assumptions as of December 31, 2005, and participant data as of January 1, 2006. Trust assets to be transferred were estimated using interest rate and other assumptions as of February 28, 2006. The assumptions and participant data will be updated as of the Distribution date and could result in a change in the liability assumed and trust assets to be transferred.

To measure plan obligations and attribute cost to periods when employee services are provided, we will form various assumptions related to the newly established plans, including discount rate, rate of compensation increases, long-term rate of return, mortality and retirement rates, inflation and health care cost trend rate, among others. Some of these assumptions are specific to us and our employee groups covered, and, therefore, are expected to be different from assumptions formed by Kerr-McGee for its plans. Therefore, application of such assumptions by us may result in different amounts of net periodic cost (benefit) recognized in our financial statements in future periods compared to the net periodic cost (benefit) historically allocated to us by Kerr-McGee (amounts historically allocated are presented in Note 19 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K.) Further, we currently do not reflect any assets or liabilities associated with Kerr-McGee’s U.S. defined benefit retirement and postretirement plans.

Foreign Benefit Plans. We currently provide defined benefit retirement plans for employees in Germany and the Netherlands and account for these plans in accordance with FAS No. 87, “Employers’ Accounting for Pensions.” The various assumptions used and the attribution of the costs to periods of employee service are fundamental to the measurement of net periodic cost and pension obligations associated with the retirement plans.

The following are considered significant assumptions related to our foreign retirement plans:

•	Long-term rate of return (applies to our plan in the Netherlands only)
•	Discount rate
•	Rate of compensation increases

Other factors considered in developing actuarial valuations include long-term inflation rates, retirement rates, mortality rates and other factors. Assumed long-term inflation rates are based on an evaluation of external market indicators. Retirement rates are based primarily on actual plan experience. Long-term rate of return assumption for the Netherlands plan is developed considering the portfolio mix and country-specific economic data that includes the expected long-term rates of return on local government and corporate bonds. The discount rate assumption is based on long-term local corporate bond index rates. We determine rate of compensation increases assumption based on our long-term plans for compensation increases specific to employee groups covered. The assumed rate of salary increases includes the effects of merit increases, promotions and general inflation. Additional information regarding the significant assumptions relevant to the determination of the net periodic pension cost and the actuarially determined present value of the benefit obligations is included in Note 19 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K.

Unrecognized Gains (Losses) and Prior Service Cost - Accounting standards currently in effect provide for deferring the recognition of certain gains and losses resulting from changes in actuarial assumptions and from experience different from that assumed (such as the difference between the actual and expected return on plan assets). Similarly, a portion of increases or reductions in the benefit obligations attributable to plan participants’ prior service arising from a plan amendment is also deferred. At December 31, 2005, unrecognized net actuarial losses and unrecognized net prior service gain for our foreign plans totaled $21.2 million and $1.4 million, respectively. Following accounting guidance currently in effect, amortization of these unrecognized items will be included as a component of net periodic cost over the remaining service period of plan participants expected to receive benefits under the plan. The average amortization periods for unrecognized net actuarial losses and unrecognized prior service gain as of December 31, 2005, are approximately 11 and 9 years, respectively. The component of the 2006 net periodic cost related to amortization of unrecognized items for our foreign retirement plans is estimated to be approximately $1.0 million.

In connection with the assumption of the obligation for the U.S. retirement and health and welfare postretirement plans and the associated trust assets, as discussed above, we will recognize assets and liabilities upon completion of the Distribution that will reflect the funded status of our newly-established U.S. benefit plans, as well as net unrecognized actuarial losses and prior service cost associated with the assumed benefit obligation. As a result, net periodic cost in periods subsequent to the Distribution is expected to increase, reflecting amortization of such unrecognized items.

FASB Project - The Financial Accounting Standards Board (“FASB”) has recently initiated a project that is expected to result in issuing a new accounting standard later in 2006. Assuming the provisions of the final standard are consistent with decisions reached by the FASB to date, the standard will require recognition on the balance sheet of unrecognized items discussed above, with an offsetting change in accumulated other comprehensive income (loss) in equity. This initial stage of the FASB project is not expected to affect the measurement of the net periodic cost. The result of such accounting policy will be the recognition on the balance sheet of the over or (under) funded status of the plans (or the difference between the benefit obligation and the fair value of plan assets, if any).

New/Revised Accounting Standards

In November 2004, the FASB issued FAS No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facilities cost, freight, handling costs and spoilage be expensed as incurred and not capitalized as inventory. FAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company will adopt the standard effective January 1, 2006. The effect of adoption is not expected to have a material effect on the company’s financial position or results of operations.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which replaces FAS No. 123 and supersedes Accounting Principles Board Opinion (“APB”) No. 25. FAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The company will adopt FAS No. 123R effective January 1, 2006, using the modified prospective method, as permitted by the standard. The modified prospective method requires that compensation expense be recorded for all unvested share-based compensation awards at the beginning of the first quarter of adoption. The following provides a summary of some of the implementation effects of this standard:

•
Stock-based compensation expense recognized in the Consolidated and Combined Statement of Operations will be higher, reflecting a change in the measurement basis of stock options from intrinsic to fair value. The magnitude of the increase will depend upon the number of options granted and other factors affecting fair value.

•
Net cash flows provided by operating activities will be lower and cash flows from financing activities will be higher by the amount of the reduction in cash income taxes as a result of tax deductibility of stock options and restricted stock awards.

  In 2005, the FASB initiated a project titled “Postretirement Benefit Obligations Other than Pensions,” which is expected to result in the issuance of a new accounting standard later in 2006. The possible effects of the expected standard on our Consolidated and Combined Balance Sheet are discussed above under “Critical Accounting Policies - Benefit Plans - FASB Project.”

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks, including credit risk, from fluctuations in foreign currency exchange rates and natural gas prices. To reduce the impact of these risks on earnings and to increase the predictability of cash flows, from time to time, we enter into derivative contracts, primarily forward contracts to buy and sell foreign currencies. In addition to information included in this section, see Notes 2 and 12 to the Consolidated and Combined Financial Statements included in Item 8 of this annual report on Form 10-K.

Foreign Currency Exchange Rate Risk

The U.S. dollar is the functional currency for our international operations, except for our European operations, for which the euro is the functional currency. Periodically, we enter into forward contracts to buy and sell foreign currencies. Certain of our contracts for the purchase of Australian dollars and the sale of euros have been designated and have qualified as cash flow hedges of our anticipated future cash flows related to pigment sales, raw material purchases and operating costs. These contracts generally have durations of less than three years. Changes in the fair value of these contracts are recorded in accumulated other comprehensive income (loss) and are recognized in earnings in the periods during which the hedged forecasted transactions affect earnings.

The following table presents the notional amounts at the contract exchange rates and the weighted-average contractual exchange rates for contracts to purchase (sell) foreign currencies outstanding at year-end 2005 and 2004. All amounts are U.S. dollar equivalents. The estimated fair value of our foreign currency forward contracts is based on the year-end forward exchange rates quoted by financial institutions. At December 31, 2005 and 2004, the net fair value of our foreign currency forward contracts was an asset of $0.7 million and a liability of $3.6 million, respectively.

	Notional Amount	Weighted- Average Contract Rate
	(Millions of dollars, except average contract rates)
Open contracts at December 31, 2005 -
Maturing in 2006:
Euro	$(17)	1.2523
Australian dollar	5.7539

Open contracts at December 31, 2004 -
Maturing in 2005:
Euro	$(72)	1.2998
Japanese yen	(1)	.0095
New Zealand dollar	(1)	.6873
British pound sterling	(1)	1.8043

Interest Rate Risk

We are exposed to changes in interest rates, primarily as a result of our debt obligations. The fair value of our fixed-rate debt is affected by changes in market interest rates. Our variable-rate debt exposes us to the risk of higher interest cost if market interest rates increase. Based on the current mix of variable and fixed-rate debt, we do not expect the impact of changes in interest rates to be material to our earnings or cash flows.

The table below presents principal amounts and related interest rates by maturity date for the company’s debt obligations outstanding at December 31, 2005:

								Fair
						There-		Value
	2006	2007	2008	2009	2010	After	Total(1)	12/31/05
	(Millions of dollars)
Fixed-rate debt -
Principal amount	$-	$-	$-	$-	$-	$350.0	$350.0	$358.2
Interest rate	-%	-%	-%	-%	-%	9.50%	9.50%

Variable-rate debt -
Principal amount	$2.0	$2.0	$2.0	$2.0	$2.0	$190.0	$200.0	$200.0
Weighted-average
interest rate	6.55%	6.57%	6.57%	6.57%	6.57%	6.57%	6.57%

(1)	Principal amounts represent future payments and exclude the unamortized discount of $13.1 million.

Natural Gas Derivatives

From time to time, we enter into financial derivative instruments that generally fix the commodity prices to be paid for a portion of our forecasted natural gas purchases. These contracts have been designated and qualified as cash flow hedges. As such, the resulting changes in fair value of these contracts, to the extent effective in achieving their risk management objective, are recorded in accumulated other comprehensive income. At December 31, 2005 and 2004, the fair value of natural gas derivatives included in our Consolidated and Combined Balance Sheet was a liability of $1.4 million and an asset of $2.0 million, respectively. These amounts will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., reported as cost of goods sold when product is sold).

Item 8.     Financial Statements and Supplementary Data

Index to the Consolidated and Combined Financial Statements	PAGE

Report of Independent Registered Public Accounting Firm on Consolidated and Combined Financial Statements	59
Consolidated and Combined Statement of Operations for the years ended December 31, 2005, 2004 and 2003	60
Consolidated and Combined Balance Sheet at December 31, 2005 and 2004	61
Consolidated and Combined Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003	62
Consolidated and Combined Statement of Comprehensive Income (Loss) and Business/Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	63
Notes to Consolidated and Combined Financial Statements	64
Index to the Financial Statement Schedules
Schedule II - Valuation Accounts and Reserves	113
All other schedules are omitted because they are either not applicable or the information is presented in the financial statements or the notes to the financial statements.

Report of Independent Registered Public Accounting Firm on Consolidated
and Combined Financial Statements

The Board of Directors and Stockholders
Tronox Incorporated

We have audited the accompanying consolidated and combined balance sheets of Tronox Incorporated as of December 31, 2005 and 2004, and the related consolidated and combined statements of operations, comprehensive income (loss) and business/stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Tronox Incorporated at December 31, 2005 and 2004, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 18 to the consolidated and combined financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma
March 27, 2006

TRONOX INCORPORATED

CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	For the years ended December 31,
	2005	2004	2003
	(Millions of dollars, except per share)
Net sales	$1,364.0	$1,301.8	$1,157.7
Cost of goods sold	1,143.8	1,168.9	1,024.7
Gross margin	220.2	132.9	133.0
Selling, general and administrative expenses	115.2	110.1	98.9
Restructuring charges	—	113.0	61.4
Provision for environmental remediation and restoration, net of reimbursements	17.1	4.6	14.9
	87.9	(94.8)	(42.2)
Interest and debt expense - third parties	4.5	0.1	0.1
Other income (expense)	(15.2)	(25.2)	(20.5)
Income (Loss) from Continuing Operations before Income Taxes	68.2	(120.1)	(62.8)
Income Tax Benefit (Provision)	(21.8)	38.3	15.1
Income (Loss) from Continuing Operations before Cumulative Effect of Change in Accounting Principle	46.4	(81.8)	(47.7)
Loss from Discontinued Operations, net of income tax benefit of $14.8, $24.7, and $19.3, respectively	(27.6)	(45.8)	(35.8)
Income (Loss) before Cumulative Effect of Change in Accounting Principle	18.8	(127.6)	(83.5)
Cumulative Effect of Change in Accounting Principle, net of income tax benefit of $4.9	—	—	(9.2)
Net Income (Loss)	$18.8	$(127.6)	$(92.7)

Income (loss) per common share:
Basic and diluted -
Continuing operations	$1.89	$(3.57)	$(2.08)
Discontinued operations	(1.12)	(2.00)	(1.57)
Cumulative effect of change in accounting principle	—	—	(0.40)
Net income	$0.77	$(5.57)	$(4.05)
Weighted average shares outstanding (in thousands):
Basic and diluted	24,518	22,889	22,889

Pro forma as if income taxes were presented on a stand-alone basis (unaudited):
Income from Continuing Operations before Income Taxes	$68.2
Income Tax Provision	(2.7)
Income from Continuing Operations	65.5
Loss from Discontinued Operations	(42.4)
Net Income	$23.1
Net income per common share	$0.94

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED
CONSOLIDATED AND COMBINED BALANCE SHEET

	At December 31,
	2005	2004
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$69.0	$23.8
Accounts receivable, net of allowance for doubtful accounts of $11.3 in 2005 and $11.0 in 2004	331.6	222.2
Inventories	312.3	285.1
Prepaid and other assets	28.5	34.4
Income tax receivable	2.4	12.7
Deferred income taxes	35.6	17.9
Assets held for sale	—	3.4
Total Current Assets	779.4	599.5

Property, Plant and Equipment—Net	839.7	883.0
Long-Term Receivables, Investments and Other Assets	78.8	48.3
Goodwill and Other Intangible Assets	60.4	65.1
Total Assets	$1,758.3	$1,595.9
LIABILITIES AND BUSINESS/STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$195.3	$196.0
Accrued liabilities	168.9	163.3
Long-term debt due within one year	2.0	—
Income taxes payable	8.8	—
Total Current Liabilities	375.0	359.3

Noncurrent Liabilities
Deferred income taxes	79.0	101.2
Environmental remediation and/or restoration	145.9	130.8
Long-term debt	548.0	—
Other	121.4	114.7
Total Noncurrent Liabilities	894.3	346.7

Contingencies and Commitments (Notes 22 and 23)

Business/Stockholders’ Equity
Class A common stock, par value $0.01 - 100,000,000 shares authorized, 17,886,640 shares issued and outstanding at December 31, 2005	0.2	—
Class B common stock, par value $0.01 - 100,000,000 shares authorized, 22,889,431 shares issued and outstanding at December 31, 2005	0.2	—
Capital in excess of par value	461.5	—
Accumulated deficit	(2.9)	—
Deferred compensation	(5.4)	—
Owner’s net investment	—	818.6
Accumulated other comprehensive income	35.4	71.3
Total Business/Stockholders’ Equity	489.0	889.9
Total Liabilities and Business/Stockholders’ Equity	$1,758.3	$1,595.9

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	For the years ended December 31,
	2005	2004	2003
	(Millions of dollars)
Cash Flows from Operating Activities
Net income (loss)	$18.8	$(127.6)	$(92.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	103.1	104.6	106.5
Deferred income taxes	(31.9)	(38.2)	25.9
Asset write-downs and impairments	12.3	122.4	28.7
Cumulative effect of change in accounting principle	—	—	9.2
Provision for environmental remediation and restoration, net of reimbursements	34.7	66.1	56.0
Allocations from Kerr-McGee	48.0	55.1	65.8
Other noncash items affecting net income (loss)	33.1	37.9	33.6
Changes in assets and liabilities—
(Increase) decrease in accounts receivable	(154.0)	(41.6)	13.3
(Increase) decrease in inventories	(42.7)	59.9	10.4
(Increase) decrease in prepaid and other assets	3.3	5.6	(0.5)
Increase (decrease) in accounts payable and accrued liabilities	12.8	(17.8)	(10.3)
Increase (decrease) in income taxes payable	18.3	6.6	(33.7)
Other	5.7	(42.2)	(91.8)
Net cash provided by operating activities	61.5	190.8	120.4
Cash Flows from Investing Activities
Capital expenditures	(87.6)	(92.5)	(99.4)
Collection on repurchased receivables	165.0	—	—
Other investing activities	5.9	1.1	3.7
Net cash provided by (used in) investing activities	83.3	(91.4)	(95.7)
Cash Flows from Financing Activities
Issuance of common stock, net	226.0	—	—
Proceeds from borrowings	550.0	—	—
Costs of obtaining financing	(10.9)	—	—
Distributions to Kerr-McGee	(761.8)	—	—
Net transfers with affiliates	(106.6)	(131.1)	(10.0)
Other financing activities	—	—	(0.3)
Net cash used in financing activities	(103.3)	(131.1)	(10.3)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	3.7	(3.8)	4.7
Net Increase (Decrease) in Cash and Cash Equivalents	45.2	(35.5)	19.1
Cash and Cash Equivalents at Beginning of Year	23.8	59.3	40.2
Cash and Cash Equivalents at End of Year	$69.0	$23.8	$59.3

The accompanying notes are an integral part of these statements.

 TRONOX INCORPORATED

CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS) AND BUSINESS/STOCKHOLDERS’ EQUITY

	Owner’s Net Investment	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Total Business/ Stockholders’ Equity
	(Millions of dollars)

Balance at December 31, 2002	$1,054.7	$—	$—	$—	$—	$7.7	$—	$1,062.4
Comprehensive Income (Loss):
Net loss	(92.7)	—	—	—	—	—	—	(92.7)
Other comprehensive income	—	—	—	—	—	56.8	—	56.8
Comprehensive loss								(35.9)
Net transfers to Kerr-McGee	(15.3)	—	—	—	—	—	—	(15.3)
Balance at December 31, 2003	946.7	—	—	—	—	64.5	—	1,011.2
Comprehensive Income (Loss):
Net loss	(127.6)	—	—	—	—	—	—	(127.6)
Other comprehensive income	—	—	—	—	—	6.8	—	6.8
Comprehensive loss								(120.8)
Net transfers to Kerr-McGee	(0.5)	—	—	—	—	—	—	(0.5)
Balance at December 31, 2004	818.6	—	—	—	—	71.3	—	889.9
Comprehensive Income (Loss):
Net income (loss)	19.7	—	—	—	(0.9)	—	—	18.8
Other comprehensive loss	—	—	—	—	—	(35.9)	—	(35.9)
Comprehensive loss								(17.1)
Net transfers from Kerr-McGee	155.1	—	—	—	—	—	—	155.1
Recapitalization upon contribution from Kerr-McGee	(993.4)	—	0.2	993.2	—	—	—	—
IPO proceeds, net of offering costs	—	0.2	—	224.5	—	—	—	224.7
Distributions to Kerr-McGee	—	—	—	(761.8)	—	—	—	(761.8)
Issuance and amortization of employee stock-based awards	—	—	—	5.6	—	—	(5.4)	0.2
Dividends declared ($0.05 per share)	—	—	—	—	(2.0)	—	—	(2.0)
Balance at December 31, 2005	$—	$0.2	$0.2	$461.5	$(2.9)	$35.4	$(5.4)	$489.0

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED
Notes to Consolidated and Combined Financial Statements

1.  The Company

Tronox Incorporated, a Delaware Corporation was formed on May 17, 2005, in preparation for the contribution and transfer by Kerr-McGee Corporation (“Kerr-McGee”) of certain entities, including those comprising substantially all of its chemical business (the “Contribution”). The Contribution was completed in November 2005 along with the recapitalization of the company, whereby common stock held by Kerr-McGee converted into approximately 22.9 million shares of Class B common stock. An initial public offering (“IPO”) of Class A common stock was completed on November 28, 2005. Prior to the IPO, Tronox was a wholly-owned subsidiary of Kerr-McGee. Pursuant to the IPO registration statement on Form S-1 (File No.333-125574), the company sold approximately 17.5 million shares of its Class A common stock at a price of $14.00 per share. Pursuant to the terms of the Master Separation Agreement dated November 28, 2005, among Kerr-McGee, Kerr-McGee Worldwide Corporation and the company (the “MSA”), the net proceeds from the IPO of $224.7 million were distributed to Kerr-McGee.

Concurrent with the IPO, the company, through its wholly-owned subsidiaries, issued $350.0 million in aggregate principal amount of 9.5% senior unsecured notes due 2012 and borrowed $200.0 million under a six-year senior secured credit facility. Pursuant to the terms of the MSA, the company distributed to Kerr-McGee the net proceeds from the borrowings of approximately $537.1 million.

Following the IPO, approximately 43.3% of the total outstanding common stock of Tronox was held by the general public and 56.7% was held by Kerr-McGee. The holders of Class A common stock and Class B common stock have identical rights, except that holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to six votes per share on all matters to be voted on by stockholders. As of December 31, 2005, Kerr-McGee owned all of the company’s Class B common stock, which represented approximately 88.7% of the company’s total voting power.

On March 8, 2006, Kerr-McGee’s Board of Directors declared a dividend of the company’s Class B common stock owned by Kerr-McGee to its stockholders (the “Distribution”). The Distribution is expected to be completed on March 30, 2006. Upon completion of the Distribution, Kerr-McGee will have no ownership or voting interest in the company.

The terms “Tronox” or “the company” are used interchangeably in these consolidated and combined financial statements to refer to the consolidated group or to one or more of the companies that are part of the consolidated group. The company is primarily engaged in the global production and marketing of titanium dioxide, a white pigment used in a wide range of products. The company has production facilities in the United States, Germany and the Netherlands, mining and production facilities in Australia, and a European marketing subsidiary in Switzerland. The company has in the past operated or held businesses or properties, or currently holds properties, that do not relate to the current chemical business.

Basis of Presentation

Effective with the Contribution, the company’s consolidated financial statements include the accounts of all majority-owned subsidiary companies. Prior to the Contribution, the company’s combined financial statements included these entities and interests which were owned by Kerr-McGee. In circumstances where the company owns an undivided interest, the company recognizes its pro rata share of assets and its proportionate share of liabilities. Investments in affiliated companies that are 20% to 50% owned are carried as a component of long-term receivables, investments and other assets in the Consolidated and Combined Balance Sheet at cost adjusted for equity in undistributed earnings. Except for dividends and changes in ownership interest, changes in equity in undistributed earnings are included in other income (expense) in the Consolidated and Combined Statement of Operations. All material intercompany transactions have been eliminated.

The combined financial statements prior to the Contribution have been derived from the accounting records of Kerr-McGee, principally representing the Chemical - Pigment and Chemical - Other segments of Kerr-McGee, using the historical results of operations, and historical basis of assets and liabilities of the subsidiaries that the company did not own but currently owns and the chemical business the company operates. Certain of the subsidiaries that were transferred to the company by Kerr-McGee have in the past, directly or through predecessor entities, owned and operated businesses that are unrelated to the chemical business the company operates. Certain of these businesses, including the company’s former forest products operations, thorium compounds manufacturing, uranium and oil and gas refining, distribution and marketing, have been reflected as discontinued operations in the consolidated and combined financial statements. The discontinued operations have been included in the consolidated and combined financial statements because certain contingent obligations directly related to such operations have been retained, resulting in charges to operations in periods subsequent to the exit from these businesses and related liabilities associated with the exit from these businesses (see Notes 16 and 22).

Management believes the assumptions underlying the financial statements are reasonable. However, the combined financial statements included herein may not necessarily reflect the company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the company been a stand-alone company during the periods presented. Because a direct ownership relationship did not exist among all the various worldwide entities comprising the company before the Contribution, Kerr-McGee’s net investment in the company, including intercompany debt, is shown as owner’s net investment in lieu of stockholders’ equity in the 2004 and 2003 combined financial statements. Transactions between Tronox and other Kerr-McGee operations have been identified in the Consolidated and Combined Statement of Comprehensive Income (Loss) and Business/Stockholders’ Equity as net transfers (to) from Kerr-McGee (see Note 3). In November, the company recognized the par value and capital in excess of par value associated with the issuance of the Class B common stock exchanged for the net assets of the company contributed by Kerr-McGee, after which time the company began accumulating retained earnings.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates as additional information becomes known.

Foreign Currency Translation

The U.S. dollar is considered the functional currency for the company’s international operations, except for its European operations. Foreign currency transaction gains or losses are recognized in the period incurred and are included in other income (expense) in the Consolidated and Combined Statement of Operations.

The euro is the functional currency for the company’s European operations. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reflected as a separate component of other comprehensive income (see Note 4).

Cash Equivalents

The company considers all investments with original maturities of three months or less to be cash equivalents. Cash equivalents totaling $47.0 million in 2005 and $2.3 million in 2004 were comprised of time deposits.

Accounts Receivable and Receivable Sales

Accounts receivable are reflected at their net realizable values, reduced by an allowance for doubtful accounts to allow for expected credit losses. The allowance is estimated by management, based on factors such as age of the related receivables and historical experience, giving consideration to customer profiles. The company does not generally charge interest on accounts receivable, nor require collateral; however, certain operating agreements have provisions for interest and penalties that may be invoked, if deemed necessary. Accounts receivable are aged in accordance with contract terms and are written off when deemed uncollectible. Any subsequent recoveries of amounts written off are credited to the allowance for doubtful accounts.

Under an accounts receivable monetization program maintained by the company through April 2005, selected pigment customers’ accounts receivable were sold to a special-purpose entity (“SPE”). The company did not own any of the common stock of the SPE. When the receivables were sold, the company retained an interest in excess receivables that served as over-collateralization for the program and retained interests for servicing and in preference stock of the SPE. The interest in the preference stock was essentially a deposit to provide further credit enhancement to the securitization program, if needed, but otherwise was recoverable by the company at the end of the program. Management believes the servicing fee represented adequate compensation and was equal to what would otherwise be charged by an outside servicing agent. The loss associated with the receivable sales was determined as the difference in the book value of receivables sold and the total of cash and fair value of the deposit retained by the SPE. The losses were recorded in other income (expense). The estimate of fair value of the retained interests was based on the present value of future cash flows discounted at rates estimated by management to be commensurate with the risks. As discussed more fully in Note 6, this program was terminated in April 2005.

Inventories

Inventories are stated at the lower of cost or market. The cost of finished goods inventories is determined by the first-in, first-out (“FIFO”) method. Carrying values include material costs, labor and associated indirect manufacturing expenses. Costs for materials and supplies, excluding ore, are determined by average cost to acquire or standard cost, which approximates actual cost. Raw materials (ore) are carried at actual cost.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred, except that costs of replacements or renewals that improve or extend the lives of existing properties are capitalized.

Depreciation - Property, plant and equipment is depreciated over its estimated useful life by the straight-line method. Useful lives for property, plant and equipment are as follows:

Vessel linings, general mechanical and process equipment	3 - 10 years
Electrical equipment, process piping and waste treatment ponds	10 - 15 years
Support structures and process tanks	20 years
Electrical distribution systems, mining equipment and other infrastructure assets	25 years
Buildings	10 - 40 years

Retirements and Sales - The cost and related accumulated depreciation and amortization are removed from the respective accounts upon retirement or sale of property, plant and equipment. Any resulting gain or loss is included in costs of goods sold in the Consolidated and Combined Statement of Operations.

Interest Capitalized - The company capitalizes interest costs on major projects that require an extended period of time to complete. Interest capitalized in 2005, 2004 and 2003 was $2.1 million, $2.0 million and $1.6 million, respectively.

Asset Impairments

The company evaluates impairments by asset group for which the lowest level of independent cash flows can be identified. If the sum of these estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized for the excess of the carrying amount of the asset over its estimated fair value.

Gain or Loss on Assets Held for Sale

Assets are classified as held for sale when the company commits to a plan to sell the assets, completion of the sale is probable and is expected to be completed within one year. Upon classification as held-for-sale, long-lived assets are no longer depreciated and a loss is recognized, if any, based on the excess of carrying value over fair value less costs to sell. Previous losses may be reversed up to the original carrying value as estimates are revised; however, gains are only recognized upon disposition.

Goodwill and Other Intangible Assets

Goodwill is initially measured as the excess of the purchase price of an acquired entity over the fair value of individual assets acquired and liabilities assumed. Goodwill and other indefinite-lived intangibles are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The annual impairment assessment for goodwill and other indefinite-lived intangible assets is completed at June 30 each year. Based upon the most recent assessment, no impairment was indicated.

Derivative Instruments and Hedging Activities

From time to time, the company enters into foreign currency forward contracts to hedge a portion of its foreign currency risk associated with pigment sales, raw material purchases and operating costs. The company also uses natural gas swaps to hedge a portion of its commodity price risk arising from natural gas consumption. All derivative instruments are accounted for in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), as amended. Derivative instruments are recorded in prepaid and other assets or accrued liabilities in the Consolidated and Combined Balance Sheet, measured at fair value. When available, quoted market prices are used in determining fair value; however, if quoted market prices are not available, the company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. For contracts that qualify and are designated as cash flow hedges of forecasted transactions under the provisions of FAS No. 133, unrealized gains and losses are initially reflected in accumulated other comprehensive income and recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when the hedged forecasted pigment sales occur or operating costs are incurred, and upon the sale of finished inventory in the case of a hedged raw material purchase). The ineffective portion of the change in fair value of such hedges, if any, is included in current earnings. For derivatives not designated for hedge accounting, gains and losses are recognized in earnings in the periods incurred. Cash flows associated with derivative instruments are included in the same category in the Consolidated and Combined Statement of Cash Flows as the cash flows from the item being hedged.

Environmental Remediation and Other Contingencies

As sites of environmental concern are identified, the company assesses the existing conditions, claims and assertions, and records an estimated undiscounted liability when environmental assessments and/or remedial efforts are probable and the associated costs can be reasonably estimated. Estimates of environmental liabilities, which include the cost of investigation and remediation, are based on a variety of matters, including, but not limited to, the stage of investigation, the stage of the remedial design, evaluation of existing remediation technologies, and presently enacted laws and regulations. In future periods, a number of factors could significantly change the company’s estimate of environmental remediation costs, such as changes in laws and regulations, or changes in their interpretation or administration, revisions to the remedial design, unanticipated construction problems, identification of additional areas or volumes of contaminated soils and groundwater, and changes in costs of labor, equipment and technology.

To the extent costs of investigation and remediation have been incurred and are recoverable from the U.S. government or from Kerr-McGee and have been incurred or are recoverable under certain insurance policies or from other parties and such recoveries are deemed probable, the company records a receivable for the estimated amounts recoverable (undiscounted). Receivables are reflected in the Consolidated and Combined Balance Sheet as either accounts receivable or as a component of long-term receivables, investments and other assets, depending on estimated timing of collection.

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143 which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable (as defined by the standard), with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. The company adopted the standard on January 1, 2003, as discussed further in Note 18.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143” (“FIN No. 47”) to clarify that an entity must recognize a liability for the fair value of a conditional ARO when incurred, if the liability’s fair value can be reasonably estimated. Conditional AROs under this pronouncement are legal obligations to perform asset retirement activities when the timing and/or method of settlement are conditional on a future event or may not be within the control of the entity. FIN No. 47 also provides additional guidance for evaluating whether sufficient information to reasonably estimate the fair value of an ARO is available. The company adopted FIN No. 47 as of December 31, 2005 with no material effect to the company’s financial position or results of operations and no effect on reported cash flows.

The ARO is recorded at its estimated fair value and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is measured using expected future cash outflows discounted at Tronox’s credit-adjusted risk-free interest rate.

Research and Development

Research and development costs were $8.4 million, $6.3 million and $8.0 million in 2005, 2004 and 2003, respectively, and were expensed as incurred.

Employee Stock-Based Compensation

Prior to the IPO, certain of the company’s employees participated in Kerr-McGee’s long-term incentive plans. Under these plans, employees received various stock-based compensation awards, including stock options, restricted stock, stock opportunity grants and performance units.

In the fourth quarter of 2005, the company established its own long-term incentive plan and awarded stock options and restricted stock under the plan to its employees and non-employee directors.

Intrinsic-Value Method. The company accounts for its stock-based awards under the intrinsic-value method permitted by APB No. 25, “Accounting for Stock Issued to Employees.” Performance units provide for cash awards based on Kerr-McGee’s achievement of specified total stockholder return targets over a stated period. In accordance with APB No. 25, compensation cost associated with stock-based awards is determined using the following measurement principles:

•	For restricted stock, cost is measured using the market price on the grant date.
•	For stock options, cost is equal to the excess, if any, of the market price of Tronox or Kerr-McGee stock, as applicable, on the date of grant over the exercise price.
•
For performance units, the liability is determined at each reporting date based on the estimated payout by reference to Kerr-McGee’s total stockholder return relative to selected peer companies. The liability so determined is further adjusted to reflect the extent to which employee services necessary to earn the awards have been rendered. Compensation cost for any given period equals the increase or decrease in the liability for outstanding awards.

•	Upon employee forfeiture of an award, any associated compensation expense recognized prior to the forfeiture is reversed.

The aggregate intrinsic value of restricted stock granted by Tronox is initially recognized as an increase in common stock and capital in excess of par value, with a corresponding increase in deferred compensation cost in stockholders’ equity. Deferred compensation is amortized ratably as a reduction of earnings over the vesting periods of the underlying grants or over the service period, if shorter.

Pro Forma Fair-Value Method. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”), prescribes an alternative fair-value method of accounting for employee stock-based awards. Following this method, compensation expense for such awards is measured based on the estimated grant-date fair value and recognized as the related employee services are provided. If compensation expense for stock-based awards had been determined using the fair value-based method, net income (loss) would have been different, as presented in the following table. Pro forma stock-based compensation expense presented below may not be representative of future compensation expense using the fair-value method of accounting as the number and terms of awards granted in a particular year may not be indicative of the number and terms of awards granted in future years.

	2005	2004	2003
	(Millions of dollars, except per share)
Net income (loss) as reported	$18.8	$(127.6)	$(92.7)
Add: stock-based employee compensation expense included in reported net income (loss), net of taxes	2.8	1.5	0.8
Deduct: stock-based employee compensation expense determined using a fair-value method, net of taxes	(3.5)	(3.6)	(3.4)
Pro forma net income (loss)	$18.1	$(129.7)	$(95.3)
Basic and diluted net income (loss) per common share:
As reported	$0.77	$(5.57)	$(4.05)
Pro forma	$0.74	$(5.67)	$(4.16)

The fair value of the Tronox options granted in 2005 was estimated as of the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

2005
Risk-free interest rate	4.6%
Expected dividend yield	1.5%
Expected volatility	34.5%
Expected life (years)	6.3
Per-unit fair value of options granted	$5.01

The following table presents inputs and assumptions used to estimate the grant-date fair value of employee stock options granted by Kerr-McGee that had no intrinsic value on the fair value measurement date.

	2005	2004	2003
Risk-free interest rate	3.9%	3.5%	3.6%
Expected dividend yield	3.5%	3.6%	3.3%
Expected volatility	27.4%	22.6%	32.7%
Expected life (years)	6.0	5.8	5.8
Weighted-average fair value of options granted	$12.50	$8.63	$11.09

While all Kerr-McGee options granted in 2005 had the same contractual terms, for some of the options, the compensation cost measurement date, as defined by FAS No. 123, occurred subsequent to the date on which the options’ exercise price was set. Because the market price of Kerr-McGee’s stock increased by the measurement date, those options had intrinsic value of $18.26 and an estimated fair value of $22.89, which was determined using the following assumptions: expected life of six years, risk-free interest rate of 4.0%, expected dividend yield of 3.5% and expected volatility of 26.2%.

New Accounting Standard. In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which replaces FAS No. 123 and supersedes APB No. 25. FAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The company will adopt FAS No. 123R effective January 1, 2006, using the modified prospective method, as permitted by the standard. The modified prospective method requires that compensation expense be recorded for all unvested share-based compensation awards at the beginning of the first quarter of adoption. The following provides a summary of some of the implementation effects of this standard:

•
Stock-based compensation expense recognized in the Consolidated Statement of Income will be higher in the future, reflecting a change in the measurement basis of stock options from intrinsic to fair value. The magnitude of the increase will depend upon the number of options granted and other factors affecting fair value.

•
Net cash flows provided by operating activities will be lower and cash flows from financing activities will be higher by the amount of the reduction in cash income taxes as a result of tax deductibility of stock options and restricted stock awards.

Revenue Recognition

Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred, sales price is fixed or determinable and collectibility is reasonably assured. All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as net sales. Costs incurred by the company for shipping and handling are reported as cost of goods sold.

Cost of Goods Sold

Cost of goods sold includes the costs of manufacturing and distributing products, including raw materials, energy, labor, depreciation and other production costs. Receiving, distribution, freight and warehousing costs are also included in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs related to marketing, sales, research and development, legal and administrative functions such as accounting, treasury and finance, as well as costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.

Income Taxes

The closing of the IPO resulted in the deconsolidation of the company from Kerr-McGee under U.S. Federal income tax laws. The company continued as a member included in the U.S. Federal consolidated income tax return of Kerr-McGee up to the deconsolidation date. Prior to the deconsolidation date, the company had not been a party to a tax-sharing agreement with Kerr-McGee, but had consistently followed an allocation policy whereby Kerr-McGee has allocated its members of the consolidated return provisions and/or benefits based upon each member’s taxable income or loss. This allocation methodology resulted in the recognition of deferred assets and liabilities for the differences between the financial statement carrying amounts and their respective tax basis, except to the extent for deferred taxes on income considered to be indefinitely reinvested in foreign jurisdictions. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Kerr-McGee had allocated current tax benefits to the members of its consolidated return, including the company, that had generated losses that were utilized or expected to be utilized on the U.S. Federal consolidated income tax return. The income taxes presented as a result of this allocation methodology are not consistent with that calculated on a stand-alone tax return basis. In addition, Kerr-McGee manages its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of those tax strategies that the company would have followed or does follow as a stand-alone company.

Subsequent to the IPO and the deconsolidation, deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, except for deferred taxes on income considered to be indefinitely reinvested in certain foreign subsidiaries.

Earnings Per Share

The company calculated its earnings per share in accordance with FAS No. 128 “Earnings per Share.” Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for all periods presented includes 22,889,431 shares of Class B common stock issued to Kerr-McGee in connection with the Contribution, retroactively adjusted for the recapitalization. Basic earnings per share for 2005 also includes 17,480,000 shares of Class A common stock, weighted as of the IPO date, and restricted stock from the date awarded. There is no difference between basic and diluted earnings per share for all periods presented, since there were no dilutive securities during the periods presented. At the Distribution, additional potentially dilutive shares will be issued with the forfeiture of Kerr-McGee stock-based awards and issuance of Tronox stock-based awards (see Note 20).

New/Revised Accounting Standards

In November 2004, the FASB issued FAS No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4”(“FAS No. 151”), which requires that abnormal amounts of idle facilities cost, freight, handling costs and spoilage be expensed as incurred and not capitalized as inventory. FAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company will adopt the standard effective January 1, 2006. The effect of adoption is not expected to have a material effect on the company’s financial position or results of operations.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS No. 154”), which will require that, unless it is impracticable to do so, a change in an accounting principle be applied retrospectively to prior periods’ financial statements for all voluntary changes in accounting principles and upon adoption of a new accounting standard if the standard does not include specific transition provisions. FAS No. 154 supersedes APB No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principles be recognized by including in the current period’s net income (loss) the cumulative effect of changing to the new accounting principle. FAS No. 154 also provides that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in an accounting principle. FAS No. 154 will be applicable to accounting changes and error corrections made by the company effective January 1, 2006. The effect of applying this new standard on the company will depend on whether material voluntary changes in accounting principles, changes in estimates or error corrections occur, and transition and other provisions included in new accounting standards.

In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 04-6 regarding the accounting for post-production stripping costs. The consensus reached was that “stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced (extracted) during the period that the stripping costs are incurred.” This represents a change from the company’s current accounting for production-related stripping costs, as the company has historically included production-related stripping costs as a component of surface mining inventory and allocated the costs incurred over the estimated total reserves of the mine. EITF 04-6 is effective for the first reporting period beginning after December 15, 2005. The company will adopt EITF 04-6 on January 1, 2006. The effect of adoption is not expected to have a material effect on the company’s financial position or results of operations.

3. Transactions with Kerr-McGee

During the fourth quarter of 2005, the Contribution and recapitalization of the company was completed, whereby common stock held by Kerr-McGee converted into approximately 22.9 million shares of Class B common stock. Tronox also entered into agreements with Kerr-McGee in connection with its separation from Kerr-McGee. These agreements include:

•
A master separation agreement (“MSA”), providing for, among other things, the separation from Kerr-McGee and the Distribution of Class B shares following the initial public offering of Class A common stock, the distribution of the net proceeds from the IPO and concurrent debt financing as well as cash in excess of $40 million to Kerr-McGee and agreements between Tronox Incorporated and Kerr-McGee, including those relating to indemnification

•
A tax sharing agreement, providing for, among other things, the allocation between Tronox and Kerr-McGee of federal, state, local and foreign tax liabilities for periods prior to the Distribution and in some instances for periods after the Distribution

•
An employee benefits agreement, pursuant to which, among other things, some employee benefit plan related assets and liabilities of Kerr-McGee are to be allocated between Tronox and Kerr-McGee and some arrangements are to be made with respect to employee compensation arrangements

•
A transition services agreement, pursuant to which, among other things, Kerr-McGee will provide certain services to Tronox and Tronox will provide certain services to Kerr-McGee for a transition period following the IPO and the Distribution

The Consolidated and Combined Statement of Operations includes an allocation of costs for certain corporate functions historically provided by Kerr-McGee, including:

General Corporate Expenses - Represents costs related to corporate functions such as accounting, tax, treasury, human resources, legal and information management and technology. These costs were historically allocated primarily based on estimated use of services as compared to Kerr-McGee’s other businesses. These costs are included in selling, general and administrative expenses in the Consolidated and Combined Statement of Operations. This allocation ceased at the IPO date and any services rendered subsequent to that date and the resulting costs are being billed under the terms of the transition services agreement.

Employee Benefits and Incentives - Represents fringe benefit costs and other incentives, including group health and welfare benefits, U.S. pension plans, U.S. postretirement health and life plans and stock-based compensation plans. These costs have historically been allocated on an active headcount basis for health and welfare benefits, including postretirement benefits, on the basis of salary for U.S. pension plans and on a specific identification basis for stock-based compensation plans. These costs are included in costs of goods sold, selling, general and administrative expenses, restructuring charges and loss from discontinued operations in the Consolidated and Combined Statement of Operations.

Interest Expense - Until the completion of the IPO and the concurrent financing, Kerr-McGee provided financing to the company through cash flows from its other operations and debt incurred. Although the incurred debt was not allocated to the company, a portion of the interest expense was allocated based on specifically-identified borrowings from Kerr-McGee at Kerr-McGee’s average borrowing rates. These costs are included in other income (expense) in the Consolidated and Combined Statement of Operations, net of interest income that was allocated from the company to Kerr-McGee on certain monies the company has loaned to Kerr-McGee. This allocation ceased at the IPO date as Kerr-McGee no longer provides financing to the company.

Expense allocations from Kerr-McGee reflected in the income (loss) from continuing operations in the company’s Consolidated and Combined Statement of Operations were as follows:

	2005	2004	2003
	(Millions of dollars)
General corporate expenses	$24.3	$27.4	$25.3
Employee benefits and incentives	24.0	28.8	35.9
Interest expense, net	14.6	12.1	10.1

These allocations were based on what were considered to be reasonable reflections of the historical utilization levels of the services required in support of our business. The company’s management currently estimates that general corporate expenses may be $15.0 million to $20.0 million greater on an annual basis in the future as a stand-alone company (unaudited).

Subsequent to the IPO, the expense allocations for certain corporate services previously provided by Kerr-McGee ceased, and the company began purchasing such services from Kerr-McGee under the terms of the transition services agreement. Under the terms of the transition services agreement, the company also receives compensation for services provided to Kerr-McGee. The net expense charged to the company in 2005 was nominal for the one-month period subsequent to the IPO.

Kerr-McGee utilized a worldwide centralized approach to cash management and the financing of its operations with all related activity between Kerr-McGee and the company reflected as net transfers from (to) Kerr-McGee in the company’s Consolidated and Combined Statement of Comprehensive Income (Loss) and Business/Stockholders’ Equity. In connection with the IPO, the net amount due from the company to Kerr-McGee at November 28, 2005, was contributed by Kerr-McGee to the company, forming a part of the continuing equity of the company and is a component of Recapitalization upon contribution from Kerr-McGee shown in the Consolidated and Combined Statement of Comprehensive Income (Loss) and Business/Stockholders’ Equity. Subsequent to November 28, 2005, amounts due from or to Kerr-McGee arising from transactions subsequent to that date are being settled in cash.

4. Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(Millions of dollars)
Foreign currency translation adjustments	$(41.7)	$20.0	$50.8
Unrealized gain on cash flow hedges, net of taxes of $(2.5), $(0.8) and $(4.7)	4.1	0.6	13.8
Reclassification of realized gain on cash flow hedges to net income (loss), net of taxes of $2.5, $2.8 and $3.1	(3.2)	(7.7)	(7.2)
Minimum pension liability adjustments, net of taxes of $(2.4), $3.6 and $0.1	4.9	(6.1)	(0.6)
	$(35.9)	$6.8	$56.8

Components of accumulated other comprehensive income at December 31, 2005 and 2004, net of applicable tax effects, were as follows:

	2005	2004
	(Millions of dollars)
Foreign currency translation adjustments	$37.5	$79.2
Unrealized loss on cash flow hedges	(0.3)	(1.2)
Minimum pension liability adjustments	(1.8)	(6.7)
	$35.4	$71.3

5. Cash Flow Information

Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

	2005	2004	2003
	(Millions of dollars)
Income tax payments	$11.9	$8.0	$10.4
Less refunds received	(11.4)	(0.2)	(0.5)
Net income tax payments	$0.5	$7.8	$9.9
Interest payments	$0.4	$0.1	$0.1

Additionally, in 2005 and 2004, Kerr-McGee paid income taxes of $27.2 million and $37.0 million, respectively, on the company’s behalf, which is included as net transfers with Kerr-McGee in the Consolidated and Combined Statement of Comprehensive Income (Loss) and Business/Stockholders’ Equity.

Other noncash items included in the reconciliation of net income (loss) to net cash provided by operating activities include the following:

	2005	2004	2003
	(Millions of dollars)
Stock-based compensation (1)	$5.8	$2.5	$1.2
Pension and postretirement cost (1)	9.9	15.5	24.0
Litigation provision	8.7	0.2	1.3
Loss on retirements of property and equipment	0.9	9.7	5.9
Equity in net earnings of equity method investees	(2.0)	(2.4)	(0.8)
All other (2)	9.8	12.4	2.0
Total	$33.1	$37.9	$33.6

(1)  Amounts consist principally of cost allocations from Kerr-McGee.

(2)  No other individual item is material to net cash flows provided by operating activities.

Details of changes in other assets and liabilities within net cash provided by operating activities of the Consolidated and Combined Statement of Cash Flows are as follows:

	2005	2004	2003
	(Millions of dollars)
Environmental expenditures	$(61.1)	$(85.2)	$(97.9)
Reimbursements of environmental expenditures	71.4	50.5	14.8
Cash abandonment expenditures	(2.3)	(3.2)	—
Employer contributions to pension and postretirement plans	(7.0)	(1.9)	(0.8)
All other(1)	4.7	(2.4)	(7.9)
Total	$5.7	$(42.2)	$(91.8)

(1)  No other individual item is material to net cash flows provided by operating activities.

Other noncash investing and noncash financing activities were as follows:

	2005	2004	2003
	(Millions of dollars)
Noncash Investing Activities -
Receivables repurchased and contributed by Kerr-McGee	$165.0	$—	$—

Noncash Financing Activities -
Contribution of repurchased receivables by Kerr-McGee	$(165.0)	$—	$—

In addition to transactions with Kerr-McGee affecting the company’s net income (loss), the company periodically has had other transactions with Kerr-McGee that have not affected net income (loss) but have affected recognized assets and liabilities and owner’s net investment. Such noncash items are excluded from operating and financing activities in the accompanying Consolidated and Combined Statement of Cash Flows but are reflected in the net transfers with Kerr-McGee in the accompanying Consolidated and Combined Statement of Comprehensive Income (Loss) and Business/Stockholders’ Equity.

6. Accounts Receivable

Summarized below are accounts receivable, net of the related allowance for doubtful accounts, at December 31, 2005 and 2004:

	2005	2004
	(Millions of dollars)
Accounts receivable - trade	$305.1	$153.4
Receivable from the U.S. Department of Energy (Note 22) (1)	13.0	66.0
Receivable from insurers (Note 22) (1)	7.7	6.0
Receivable from affiliates, net (2)	8.7	—
Other	8.4	7.8
	342.9	233.2
Allowance for doubtful account	(11.3)	(11.0)
Total	$331.6	$222.2

(1)
Amounts receivable from the U.S. Department of Energy and insurers not expected to be collected within one year from the balance sheet date are reflected in long-term receivables, investments and other assets.

(2)
Amounts receivable from Kerr-McGee for employee bonuses associated with services provided prior to the IPO, net of amounts payable to Kerr-McGee for services provided to the company under the transition services agreement.

Through April 2005, the company had an accounts receivable monetization program with a maximum availability of $165.0 million. Under the terms of the program, selected qualifying customer accounts receivable were sold monthly to a SPE, which in turn sold an undivided ownership interest in the receivables to a third-party multi-seller commercial paper conduit sponsored by an independent financial institution. As the receivables were sold, such amounts were reflected as cash flows from operating activities within the Consolidated and Combined Statement of Cash Flows. The company sold, and retained an interest in, excess receivables to the SPE as over-collateralization for the program. The retained interest in sold receivables was subordinate to, and provided credit enhancement for, the conduit’s ownership interest in the SPE’s receivables, and was available to the conduit to pay certain fees or expenses due to the conduit, and to absorb credit losses incurred on any of the SPE’s receivables in the event of program termination. No recourse obligations were recorded since the company had no obligations for any recourse actions on the sold receivables. At December 31, 2004, the outstanding balance of receivables sold (and excluded from the company’s Consolidated and Combined Balance Sheet as of that date) was $165.0 million, which was net of the company’s retained interest in receivables serving as over-collateralization of $38.8 million.

The accounts receivable monetization program included ratings downgrade triggers based on Kerr-McGee’s corporate senior unsecured debt rating that provided for certain program modifications, including a program termination event, upon which the program would effectively liquidate over time and the third-party multi-seller commercial paper conduit would be repaid with the collections on accounts receivable. In April 2005, Kerr-McGee’s senior unsecured debt was downgraded, triggering program termination. As opposed to liquidating the program over time in accordance with its terms, Kerr-McGee entered into an agreement to terminate the program by repurchasing the then outstanding balance of receivables sold of $165.0 million. The repurchased receivables were then contributed to the company in a non-cash financing transaction. The balances of repurchased receivables have subsequently been collected by the company. Such collections are included in cash flows from investing activities in the Consolidated and Combined Statement of Cash Flows.

While the program was in effect in 2005 and during 2004 and 2003, the company sold $384.1 million, $1.1 billion and $836.2 million, respectively, of its pigment receivables and had pretax income (loss) of $0.1 million, $(8.2) million and $(4.8) million in each of those periods, which is included in Other income (expense) in the Consolidated and Combined Statement of Operations.

7. Inventories

Major categories of inventories at December 31, 2005 and 2004 were:

	2005	2004
	(Millions of dollars)
Raw materials	$77.1	$79.5
Work-in-progress	15.2	13.4
Finished goods	154.7	135.6
Materials and supplies	65.3	56.6
Total	$312.3	$285.1

8. Financial Instruments

The company holds or issues financial instruments for other than trading purposes. At December 31, 2005 and 2004, the carrying amount and estimated fair value of these instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Millions of dollars)
Cash and cash equivalents	$69.0	$69.0	$23.8	$23.8
Long-term receivables	35.9	30.5	21.8	19.5
Long-term debt	550.0	558.2	—	—

The carrying amount of cash and cash equivalents approximates fair value of those instruments due to their short maturity. The fair value of long-term receivables is based on discounted cash flows. The fair value of the company’s long-term fixed-rate debt is based on the quoted market prices for the debt. The carrying value of the company’s variable-rate debt approximates its fair value. Carrying values of derivative instruments, all of which approximate their fair values, are disclosed in Note 12.

Concentration of Credit Risk

A significant portion of the company’s liquidity is concentrated in trade accounts receivable that arise from sales of titanium dioxide pigment to customers in the paint and coatings industry. The industry concentration has the potential to impact the company’s overall exposure to credit risk, either positively or negatively, in that its customers may be similarly affected by changes in economic, industry or other conditions. The company performs ongoing credit evaluations of its customers, and uses credit risk insurance policies from time to time as deemed appropriate to mitigate credit risk but generally does not require collateral. The company maintains reserves for potential credit losses based on historical experience and such losses have been within expectations.

9. Property, Plant and Equipment

Property, plant and equipment at December 31, 2005 and 2004, was as follows:

	2005	2004
	(Millions of dollars)
Land	$63.1	$58.4
Buildings	145.0	146.9
Machinery and equipment	1,769.2	1,770.8
Other	111.9	96.3
Total	2,089.2	2,072.4
Less accumulated depreciation	(1,249.5)	(1,189.4)
Net	$839.7	$883.0

10. Long-Term Receivables, Investments and Other Assets

Long-term receivables, investments and other assets were as follows at December 31, 2005 and 2004:

	2005	2004
	(Millions of dollars)
Receivable from the U.S. Department of Energy (Note 22)	$12.5	$12.8
Investments in equity method investees	17.5	16.8
Receivables from insurers (Note 22)	23.5	9.0
Prepaid pension cost	11.7	—
Other	13.6	9.7
Total	$78.8	$48.3

11. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill, all of which is associated with the company’s pigment reportable segment, for 2004 and 2005 were as follows (in millions of dollars):

Balance at December 31, 2003	$10.9
Change due to foreign currency translation	0.9
Balance at December 31, 2004	11.8
Change due to foreign currency translation	(1.5)
Balance at December 31, 2005	$10.3

The changes in the carrying value of indefinite-lived intangible assets for 2004 and 2005 were as follows (in millions of dollars):

Proprietary Technology
Balance at December 31, 2003	$55.5
Impairment associated with the Savannah sulfate plant shutdown (1)	(7.4)
Change due to foreign currency translation	5.0
Balance at December 31, 2004	53.1
Change due to foreign currency translation	(3.2)
Balance at December 31, 2005	$49.9

(1)           Refer to Note 16 for more information regarding the Savannah sulfate plant shutdown.

The net carrying amount of intangible assets subject to amortization at both December 31, 2005 and 2004 was $0.2 million.

12. Derivative Instruments

At December 31, 2005 and 2004, the net fair value of foreign currency and commodity hedging contracts included in the Consolidated and Combined Balance Sheet was a liability of $0.7 million and $1.6 million, respectively, and the related balance of deferred after-tax losses in accumulated other comprehensive income was $0.4 million and $1.2 million, respectively. All contracts outstanding at December 31, 2005, are expected to settle in 2006. In 2005, 2004 and 2003, pre-tax gains on cash flow hedges of $5.8 million, $10.5 million and $10.3 million, respectively, were reclassified from accumulated other comprehensive income to earnings. Substantially all of such gains are reflected as a component of cost of goods sold in the Consolidated and Combined Statement of Operations. No hedges were discontinued and no ineffectiveness was recognized in the periods presented.

13. Accrued Liabilities

Accrued liabilities at December 31, 2005 and 2004 were as follows:

	2005	2004
	(Millions of dollars)
Employee-related costs and benefits	$54.2	$43.5
Reserves for environmental remediation and restoration - current portion	77.8	85.0
Other(1)	36.9	34.8
Total	$168.9	$163.3

(1)  No other individual item is material to total current liabilities.

14. Long-Term Debt

No long-term debt was outstanding at December 31, 2004. Long-term debt at December 31, 2005, consisted of the following (in millions of dollars):

Variable-rate term loan due in installments through November 2011	$200.0
9.5% Senior Unsecured Notes due December 2012	350.0
Total debt	550.0
Less: Current portion of long-term debt	(2.0)
Total long-term debt	$548.0

In November 2005, Tronox Worldwide LLC, a wholly-owned subsidiary of the company, entered into a senior secured credit facility consisting of a $200.0 million six-year term loan facility and a five-year multicurrency revolving credit facility with maximum borrowing capacity of $250.0 million. Interest on amounts borrowed under the credit agreement is payable, at Tronox Worldwide LLC’s election, at a base rate or a LIBOR rate, in each case as defined in the credit agreement. The initial margin applicable to LIBOR borrowings is 175 basis points and may vary from 100 to 200 basis points depending on the company’s credit rating. The weighted average rate on outstanding borrowings under the term loan at December 31, 2005, was 6.5%. The term loan requires mandatory payments of $0.5 million each quarter beginning in March 2006 through 2010, and $47.5 million each quarter beginning in March 2011 until maturity. At December 31, 2005, no amounts were outstanding under the revolving credit facility, but the company had outstanding letters of credit issued under the facility of $33.8 million, which reduced the total amount available under the facility to $216.2 million.

The company is required to use 75% of its excess cash flow as defined in the credit agreement to pay down debt outstanding under the credit facility. The first such mandatory payment, if any, is due in March 2007 based on excess cash flow for the fiscal year 2006. In addition, 100% of proceeds from certain asset sales (as defined in the credit agreement) must be used to pay down term loan debt within five business days of receipt of such proceeds.

The terms of the credit agreement provide for customary representations and warranties, affirmative and negative covenants, and events of default. The company is also required to maintain compliance with the following financial covenants beginning in 2006 (in each case, as defined in the credit agreement):

•	Consolidated Total Leverage Ratio of no more than 3.75:1
•	Consolidated Interest Coverage Ratio of at least 2:1
•	Limitation on Capital Expenditures

Tronox Incorporated and certain of its subsidiaries have guaranteed the obligations and granted a security interest in specified assets, including property and equipment, inventory and accounts receivable.

Tronox Worldwide LLC and its wholly-owned direct subsidiary, Tronox Finance Corp. issued $350.0 million in aggregate principal amount of 9½% senior unsecured notes due in 2012. Interest on the notes will be payable on June 1 and December 1 of each year, commencing June 1, 2006. The unsecured notes were only offered and sold to qualified institutional buyers. The company may redeem all or part of the notes on or after December 1, 2009 at specified redemption prices. Prior to December 1, 2008, the company may redeem up to 35% of the notes from the proceeds of certain equity offerings. The notes are guaranteed on an unsecured senior basis by Tronox Incorporated and all of its material wholly-owned domestic subsidiaries. The company’s foreign subsidiaries do not guarantee the notes. The notes and the guarantees will rank equally in right of payment with all of the company’s existing and future unsecured senior debt and will rank senior in right of payment to all the company’s existing and future subordinated debt. The company has agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) relating to an offer to exchange the notes and guarantees for registered notes and guarantees with substantially identical terms.

The credit facility and the indenture governing the senior unsecured notes have restrictive covenants that limit the company's ability to, among other things, incur additional debt and liens, make loans or investments, sell assets, and engage in mergers, consolidations or acquisitions. Both the credit facility and the senior unsecured notes have limitations on the amount of cash dividends that Tronox can pay to its stockholders. These limitations restrict cash payments of dividends not to exceed $5.0 million in the aggregate in any fiscal quarter and not to exceed $13.5 million in the aggregate in any fiscal year.

The scheduled maturities of our debt were as follows at December 31, 2005 (in millions of dollars):

2006	$2.0
2007	2.0
2008	2.0
2009	2.0
2010	2.0
2011 and thereafter	540.0
Total debt	$550.0

15. Noncurrent Liabilities—Other

Noncurrent liabilities—other consisted of the following at December 31, 2005 and 2004:

	2005	2004
	(Millions of dollars)
Reserve for income taxes payable	$37.2	$39.7
Asset retirement obligations	27.7	24.3
Reserve for workers’ compensation and general liability claims	18.5	16.1
Pension obligations	12.6	13.5
Other	25.4	21.1
Total	$121.4	$114.7

16. Discontinued Operations, Restructuring and Exit Activities

Restructuring and Exit Activities - The following table presents a reconciliation of the beginning and ending balances of reserves for restructuring and exit activities for 2005 and 2004, with discussion of material components of the activity provided below.

	2005				2004
	Personnel Costs	Dismantlement and Closure	Contract Termination	Total(1)(2)	Personnel Costs	Dismantlement and Closure	Contract Termination	Total (1)(2)
	(Millions of dollars)
Beginning balance	$7.1	$10.4	$4.3	$21.8	$16.3	$12.6	$—	$28.9
Provisions	(0.2)	(0.2)	—	(0.4)	4.2	2.8	6.7	13.7
Payments	(2.2)	(4.1)	(3.3)	(9.6)	(12.5)	(6.4)	(2.4)	(21.3)
Adjustments	(1.6)	(1.2)	—	(2.8)	(0.9)	1.4	—	0.5
Ending balance	$3.1	$4.9	$1.0	$9.0	$7.1	$10.4	$4.3	$21.8

(1)  Amounts exclude AROs and pension reserves.

(2)	Amounts include obligations of the discontinued forest products operations that have been retained by the company.

In 2004, the company shut down sulfate and curtailed gypsum production at the Savannah, Georgia facility, wrote down assets that were no longer in service and recognized a pretax charge of $123.0 million. Of the total charge in 2004, $86.6 million represented a write-down of plant assets (of which $12.7 million related to an ARO recognized during the third quarter of 2004), $15.6 million for inventory revaluation, $7.4 million for impairment of intangible assets, $6.7 million for severance and benefit plan curtailment costs, and $6.7 million for contract termination costs. The company’s 2004 Consolidated and Combined Statement of Operations includes $15.6 million in cost of goods sold and $107.4 million in restructuring charges, for total pretax charges of $123.0 million associated with the Savannah facility. (See Note 18 for additional discussion regarding the ARO.) Severance of $1.2 million and $2.1 million was paid during 2005 and 2004, respectively, while the remainder of $0.9 million, representing an excess of estimated provisions over actual costs, was reversed in 2005. The shutdown resulted in the elimination of approximately 100 positions.

In September 2003, the company implemented a work force reduction program through which it reduced its U.S. non-bargaining work force through both voluntary retirements and involuntary terminations. As a result, the company’s work force was reduced by 138 employees. Qualifying employees terminated under this program were eligible for enhanced benefits under Kerr-McGee’s pension and postretirement plans, along with severance payments. In connection with the work force reduction program, the company incurred a pretax charge of $9.4 million for severance-related costs and $14.2 million for curtailment and special termination benefits associated with the company’s participation in Kerr-McGee’s U.S. retirement plans. These charges are reflected in restructuring charges in the Consolidated and Combined Statement of Operations. Of the total severance provision, $2.6 million was paid in 2003, and $6.5 million was paid in 2004. The remaining reserve balance of $0.3 million, representing an excess of estimated provisions over actual costs, was reversed in 2004.

During 2003, the company provided $60.8 million pretax for costs associated with the closure of its synthetic rutile plant in Mobile, Alabama. Included in the $60.8 million were $14.1 million for the cumulative effect of change in accounting principle related to the recognition of an ARO, $15.2 million for accelerated depreciation, $14.9 million for other closure costs, $10.5 million for severance benefits and $6.1 million for benefit plan curtailment costs. The company’s 2003 Consolidated and Combined Statement of Operations includes $6.1 million in cost of goods sold, $0.5 million in selling, general and administrative expenses, $38.6 million in restructuring charges and $1.5 million in provision for environmental remediation and restoration, net of reimbursements. In 2004, $6.8 million was provided by the company for additional costs associated with the plant closure, of which $5.6 million was accelerated depreciation of additional asset retirement cost and is included in restructuring charges. See Note 18 for a discussion of the related ARO. The reserve balance related to this plant closure was $0.9 million and $2.0 million at the end of 2005 and 2004, respectively. Approximately 127 employees will ultimately be terminated in connection with this plant closure, of which 112 had been terminated as of December 31, 2005. Payments are expected to continue through the end of 2007.

During 2002, the company approved a plan to exit its forest products business, which was a component of the company’s electrolytic and other chemical products segment. This decision was made as part of the company’s strategic plan to focus on its core business. At the time of this decision, five plants were in operation. Four of these plants were closed and abandoned during 2003. The fifth plant, a leased facility, was operated throughout 2004 until the lease expired and the fixed assets at the facility were sold in January 2005. Criteria for classification of these assets as held for sale were met in 2004, at which time the results of forest products operations met the requirements for reporting as discontinued operations in the accompanying Consolidated and Combined Statements of Operations for all years presented. Therefore, the provisions for plant closures discussed below are included in loss from discontinued operations. The assets held for sale at December 31, 2004 were stated in the Consolidated and Combined Balance Sheet at estimated sales price less costs to sell of $3.4 million. A loss of approximately $0.8 million was recognized upon the disposition of these assets in 2005. Environmental liabilities associated with the wood-treating sites were retained by the company and are included in the Consolidated and Combined Balance Sheets in current and noncurrent liabilities for environmental remediation and/or restoration.

The company provided nil, $1.9 million and $5.2 million for costs associated with exiting its forest products business in 2005, 2004 and 2003, respectively. Since the announced exit, $17.0 million has been provided for dismantlement and closure costs and $6.6 million for severance costs. Through December 31, 2005, $20.7 million was paid, with $2.9 million remaining in the reserve at year-end. Payments related to the plant closures are expected to continue for several years in connection with dismantlement and cleanup efforts; however, all of the severance costs were paid by the end of 2005. In connection with the plant closures, 233 employees were terminated as of year-end 2005. In addition to the provisions for severance, dismantlement and closure, the company recognized $8.8 million in 2003 and $8.1 million in 2004 for other costs associated with the shutdown. The 2003 costs included accelerated depreciation on plant assets, curtailment costs and special termination benefits related to pension and postretirement plans, while 2004 costs represented operating costs during the shutdown period. See “Discontinued Operations” below for discussion of costs incurred in 2005.

In 2001, the company provided $31.8 million related to the closure of a plant in Antwerp, Belgium. The provision consisted of $12.0 million for severance costs, $12.3 million for dismantlement costs, $6.7 million for contract settlement costs and $0.8 million for other plant closure costs. Of this total accrual, $3.0 million and $4.6 million remained in the restructuring reserve at the end of 2005 and 2004, respectively. As a result of this plant closure, 122 employees have been terminated as of December 31, 2005. Payments related to severance are expected to continue until early 2016. Payments related to other shutdown costs could extend into 2017.

Discontinued Operations - As discussed above, in 2004 the company’s forest products operations met the criteria for reporting as discontinued operations. Revenues applicable to discontinued forest products operations totaled $0.2 million, $21.8 million and $105.0 million and pretax losses totaled $27.3 million, $15.7 million and $15.5 million for the years 2005, 2004 and 2003, respectively. In 2005, the pretax loss from discontinued forest products operations included $11.1 million in environmental provisions for various wood-treating sites and $7.3 million in provisions related to creosote litigation (see Note 22).

In addition to the company’s forest products operations, losses from discontinued operations for all periods presented include adjustments to amounts previously reported as discontinued operations upon disposition of the company’s thorium compounds manufacturing, uranium and refining operations. These adjustments resulted from changes in estimated cost of environmental remediation and restoration activities directly related to the disposed operations. Disposals of the company’s uranium and refining operations were completed in 1989 and 1995, respectively. The company ceased operations at its West Chicago thorium processing facility in 1973. The company retained certain environmental remediation obligations and continues remediation activities directly related to these former operations, as more fully discussed in Note 22.

17. Income Taxes

The 2005, 2004 and 2003 income tax benefit (provision) from continuing operations are summarized below:

	2005	2004	2003
	(Millions of dollars)
U.S. Federal—
Current	$(28.5)	$26.7	$32.0
Deferred	10.5	17.5	2.6
	(18.0)	44.2	34.6
International—
Current	(8.8)	(13.8)	(9.2)
Deferred	7.4	7.9	(10.2)
	(1.4)	(5.9)	(19.4)
State	(2.4)	—	(0.1)
Total benefit (provision)	$(21.8)	$38.3	$15.1

In the following table, the U.S. Federal income tax rate is reconciled to the company’s effective tax rates for income or loss from continuing operations as reflected in the Consolidated and Combined Statement of Operations.

	2005	2004	2003
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from -
Adjustment of deferred tax balances due to tax rate changes	(2.6)	3.4	—
Taxation of foreign operations	(5.7)	(5.8)	(7.8)
State income taxes	2.3	—	(0.1)
Adjustment of prior year’s tax attributes from parent	(2.9)	—	—
Tax on repatriated foreign earnings	6.8	—	—
Other - net	(0.9)	(0.7)	(3.1)
Effective tax rate	32.0%	31.9%	24.0%

Net deferred tax liabilities at December 31, 2005 and 2004, were comprised of the following:

	2005	2004
Deferred tax liabilities -	(Millions of dollars)
Property, plant and equipment	$145.9	$156.4
Investments	6.1	5.9
Intercompany notes and payables	11.6	20.0
Intangible assets	9.1	9.1
Inventory	2.3	—
Other	5.0	0.1
Total deferred tax liabilities	180.0	191.5
Deferred tax assets -
Net operating loss and other carryforwards	(40.2)	(45.9)
Reserves for environmental remediation and restoration, net	(69.3)	(48.1)
Obligations for pension and other employee benefits	(5.0)	(3.9)
Bad debt allowance	(6.7)	(5.3)
Inventory	(2.0)	(3.7)
Accrued insurance costs	(8.3)	—
Other	(10.9)	(7.4)
	(142.4)	(114.3)
Valuation allowance associated with loss carryforwards	5.8	6.1
Net deferred tax assets	(136.6)	(108.2)
Net deferred tax liability	$43.4	$83.3

Taxation for a company with operations in several foreign countries involves many complex variables, such as tax structures that differ from country to country and the effect on U.S. taxation of foreign earnings. These complexities do not permit meaningful comparisons between the U.S. and international components of income before income taxes and the provision for income taxes, and disclosures of these components do not necessarily provide reliable indicators of relationships in future periods. Income (loss) from continuing operations before income taxes is comprised of the following:

	2005	2004	2003
	(Millions of dollars)
United States	$53.2	$(130.2)	$(102.5)
International	15.0	10.1	39.7
Total	$68.2	$(120.1)	$(62.8)

At December 31, 2005, the company had foreign operating loss carryforwards totaling $157.8 million. Of this amount, $10.4 million expires in 2009, $20.7 million in 2011, $0.5 million in 2012 and $126.2 million has no expiration date. Realization of these operating loss carryforwards depends on generating sufficient taxable income in future periods. A valuation allowance of $5.8 million has been recorded at December 31, 2005, to reduce deferred tax assets associated with the foreign loss carryforwards that the company does not expect to fully realize prior to expiration.

As a result of the separation from Kerr-McGee, deconsolidation of the company from Kerr-McGee for U.S. Federal income tax purposes occurred during 2005. The company will file a U.S. Federal consolidated income tax return for a short period beginning November 29, 2005, and ending December 31, 2005. The company generated a U.S net operating loss carryforward of $7.5 million during this short period. The company expects to fully utilize the U.S. net operating loss in 2006. Prior to deconsolidation, Kerr-McGee settled the tax benefit from U.S. net operating losses generated by its U.S. tax consolidated subsidiaries, including the company and company’s U.S. subsidiaries. The company believes it has been adequately compensated for all U.S. Federal tax net operating losses sustained by the company and the company’s U.S. subsidiaries prior to deconsolidation for U.S. Federal income tax purposes.

Undistributed earnings of certain foreign subsidiaries totaled $115.4 million at December 31, 2005. At December 31, 2005, no provision for deferred U.S. income taxes had been made for these earnings because they were considered to be indefinitely invested outside the United States. As discussed below, the distribution of these earnings in the form of dividends or otherwise, may subject the company to U.S. Federal and state income taxes and, possibly, foreign withholding taxes. However, because of the complexities of U.S. taxation of foreign earnings, it is not practicable to estimate the amount of additional tax that might be payable on the eventual remittance of these earnings to the U.S.

On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 (the “Act”). A provision of the Act includes a one-time dividends received deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. On April 11, 2005, Kerr-McGee’s management completed its analysis of the impact of the Act on its plans for repatriation. Based on this analysis, the company repatriated $131.0 million in extraordinary dividends, as defined in the Act, during 2005. Accordingly, income tax expense, net of available tax credits, of $4.7 million has been recognized in the company’s Consolidated and Combined Statement of Operations. Cash requirements for the dividends were met with cash on hand at the time each of the distributions was made.

The Internal Revenue Service has completed its examination of Kerr-McGee Corporation and subsidiaries’ U.S. Federal income tax returns for all years through 2002 and is conducting an examination of the years 2003 and 2004. The years through 1996 have been closed with the exception of issues for which a refund claim has been filed. Contingent tax liabilities of $37.2 million and $39.7 million at December 31, 2005 and 2004, respectively, have been included in noncurrent liabilities separate and apart from deferred income taxes. It is not expected that these contingent amounts will be paid prior to the close of calendar year 2006. These contingencies relate primarily to certain deductions associated with plant shutdown activities, deductions related to the effects of foreign currency translation and other tax-related matters. The company believes that it has made adequate provision for income taxes that may be payable with respect to years open for examination.

Tax Sharing Agreement and Tax Allocations - The company entered into a tax sharing agreement with Kerr-McGee that governs Kerr-McGee’s and the company’s respective rights, responsibilities and obligations subsequent to the IPO with respect to taxes for tax periods ending in 2005 and prior. Generally, taxes incurred or accrued prior to the IPO that are attributable to the business of one party will be borne solely by that party. A liability to Kerr-McGee of $2.1 million for the company’s share of state income taxes has been recorded as of December 31, 2005.

The company may incur certain restructuring taxes as a result of the separation from Kerr-McGee. A restructuring tax is any tax incurred as a result of any restructuring transaction undertaken to effectuate the separation other than the IPO, the Distribution and entering into the senior secured credit facility, which in the judgment of the parties is currently required to be taken into account in determining the tax liability of Kerr-McGee or Tronox (or their respective subsidiaries) for any pre-deconsolidation period as defined in the tax sharing agreement. The tax sharing agreement provides that Kerr-McGee will be responsible for 100% of the restructuring taxes up to, but not to exceed, $17.0 million. The company is responsible for any restructuring taxes in excess of $17.0 million. However, the company does not expect the restructuring taxes to exceed $17.0 million. In addition, the company is required to indemnify Kerr-McGee for any tax liability incurred by reason of the Distribution being considered a taxable transaction to Kerr-McGee as a result of a breach of any representation, warranty or covenant made by the company in the tax sharing agreement.

Under U.S. Federal income tax laws, the company and Kerr-McGee are jointly and severally liable for Kerr-McGee’s U.S. Federal income taxes attributable to the periods prior to and including the 2005 taxable year of Kerr-McGee. If Kerr-McGee fails to pay the taxes attributable to it under the tax sharing agreement for periods prior to and including the 2005 taxable year of Kerr-McGee, the company may be liable for any part of, including the whole amount of, these tax liabilities.

18. Asset Retirement Obligations

As a result of the adoption of FAS No. 143 on January 1, 2003, and the company’s expressed intent to close the synthetic rutile plant in Mobile, Alabama, the company recorded an abandonment liability of $17.6 million and an increase in net property of $3.5 million. The net result was a pre-tax charge to earnings of $14.1 million to recognize the cumulative effect of adopting the standard.

As discussed in Note 2, in March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143” (“FIN No. 47”) to clarify that an entity must recognize a liability for the fair value of a conditional ARO when incurred, if the liability’s fair value can be reasonably estimated. Conditional AROs under this pronouncement are legal obligations to perform asset retirement activities when the timing and/or method of settlement are conditional on a future event or may not be within the control of the entity. FIN No. 47 also provides additional guidance for evaluating whether sufficient information to reasonably estimate the fair value of an ARO is available. The company adopted FIN No. 47 as of December 31, 2005 with no material effect to the company’s financial position or results of operations and no effect on reported cash flows.

A summary of the changes in the abandonment liability during 2005 and 2004 is included in the table below.

	2005	2004
	(Millions of dollars)
Balance, January 1	$30.9	$17.6
Adoption of FIN No. 47 and obligations incurred	4.4	12.7
Accretion expense	0.9	0.2
Changes in estimates, including timing	1.0	3.6
Abandonment expenditures	(2.3)	(3.2)
Balance, December 31	$34.9	$30.9
Current portion (1)	$7.2	$6.6
Noncurrent portion (2)	$27.7	$24.3

          (1)  Included in accrued liabilities

(2)	Included in noncurrent liabilities - other

As discussed in Note 16, the company shut down its synthetic rutile plant in Mobile, Alabama, in 2003. In September 2004, the company shut down sulfate and curtailed gypsum production at its Savannah, Georgia, plant. Until the decisions to shut down these facilities had been made, it was undeterminable when the asset retirement liability associated with these facilities would be settled. Upon deciding to shut down the facilities, the timing of settlement and method of abandonment became known and estimable and the related ARO was recorded at the estimated fair value. For the synthetic rutile plant in Mobile, Alabama, a $17.6 million liability was recognized at the beginning of 2003. For the sulfate production facility at the company’s Savannah, Georgia, plant, an abandonment liability of $12.7 million was recognized in September 2004.

Operations at the Mobile, Alabama, facility included production of feedstock for the company’s titanium dioxide pigment plants. The facility ceased feedstock production in June 2003, though it is currently being used on a temporary basis to dry ore for titanium dioxide production. Feedstock operations had resulted in minor contamination of groundwater adjacent to surface impoundments. A groundwater recovery system was installed prior to closure and continues in operation, as required under the National Pollutant Discharge Elimination System (NPDES) permit. Remediation work, including groundwater recovery, closure of the impoundments and other minor work, is expected to be substantially completed five years after the facility is no longer being used to dry ore.

In 2004, an abandonment reserve related to the titanium dioxide pigment sulfate production at Savannah, Georgia, was established to address probable remediation activities, including environmental assessment, closure of certain impoundments, groundwater monitoring, asbestos abatement, and other work, which are expected to take more than 25 years.

In 2005 in connection with the adoption of FIN No. 47, the company recognized an obligation for its 50% share of the cost to close and rehabilitate the mine site in Western Australia, operated by the joint venture partners. As of December 31, 2005, the accreted reserve represented management’s estimate of the total costs to restore the area that has been disturbed, as required under the mining lease.

19. Employee Benefit Plans

Overview - Tronox is a sponsor of a noncontributory defined benefit retirement plan in Germany and a contributory defined benefit retirement plan in the Netherlands. Qualifying current and former U.S. employees of the company participate in the noncontributory defined benefit pension plans and the contributory postretirement plans for health care and life insurance sponsored by Kerr-McGee. As discussed in Note 3, under the provisions of the employee benefits agreement between Kerr-McGee and Tronox, this participation extends through the date of Distribution. The anticipated impact of the Distribution on Tronox is discussed in more detail below.

U.S. Plans - Benefits under the qualified defined benefit plan are generally based on years of service and final average pay. Company employees also participate in a Kerr-McGee sponsored supplemental nonqualified plan designed to maintain benefits for all employees at the plan formula level. Substantially all U.S. employees may become eligible for the postretirement health and welfare benefits if they reach retirement age while covered by the Kerr-McGee plan.

Kerr-McGee allocated costs associated with its U.S. plans based on salary for defined benefit pension plans and based on active headcount for health and welfare postretirement plans. Net periodic (benefit) cost associated with the U.S. plans allocated to the company for each of the last three years was as follows:

	U.S. Retirement Plans Allocation			U.S. Postretirement Plans Allocation
	2005	2004	2003	2005	2004	2003
	(Millions of dollars)
Net periodic (benefit) cost, excluding special termination benefits, settlement and curtailment losses	$(0.4)	$(6.2)	$(15.0)	$7.0	$10.0	$ 7.2
Special termination benefits, settlement and curtailment losses	—	8.6	23.7	—	0.5	5.0
Total net periodic (benefit) cost	$(0.4)	$ 2.4	$ 8.7	$7.0	$10.5	$12.2

The 2004 net periodic cost includes curtailment loss and special termination benefits associated with the shutdown of sulfate production at the Savannah, Georgia, facility and losses on settlement of certain qualified benefits as a result of cash settlements associated with retirements, including retirements associated with the work force reduction program announced in 2003. In 2003, the company recognized a curtailment loss with respect to pension and postretirement benefits in connection with its U.S. work force reduction program and plant closures and recognized special termination benefits associated with its U.S. work force reduction program.

The costs that have historically been allocated to the company are not necessarily indicative of the costs that will be incurred in the future by the company for U.S. benefit plans. Costs related to Kerr-McGee employees performing corporate and administrative functions for the company that became employees of the company at the time of the IPO are included in the Consolidated and Combined Statement of Operations starting with November 28, 2005, the IPO closing date.

For the periods presented, the company was not the plan sponsor for the U.S. qualified and non-qualified retirement plans and the U.S. health and welfare plans. Accordingly, the company’s Consolidated and Combined Balance Sheet does not reflect any such assets or liabilities. As described below, the company intends to establish such plans for its U.S. employees and former employees, which will result in a transfer of assets to the company and an assumption of obligations associated with current and former employees participating in such newly established plans.

The company plans to establish a U.S. tax-qualified defined benefit retirement plan and related trust for the company’s employees and former employees who participated in Kerr-McGee’s defined benefit retirement plans at the Distribution date. In connection with the assumption of obligations by the company, Kerr-McGee will transfer assets from the trust for Kerr-McGee’s defined benefit retirement plan to the trust for Tronox’s plan. It is estimated that the company’s defined benefit obligation for this plan, determined on a plan termination basis as set forth in the employee benefits agreement, will be approximately $435.0 million and will be fully funded at the Distribution date (unaudited).

The company plans to establish a U.S. defined benefit non-qualified deferred compensation plan that will assume the obligations of the defined benefit portion of the Kerr-McGee Benefits Restoration Plan with respect to the company’s current and former employees. The company will assume the benefit obligation related to such employees and Kerr-McGee will transfer the related assets as set forth in the employee benefits agreement. It is estimated that this plan will be underfunded by approximately $3.0 million (unaudited).

The company plans to establish appropriate health and welfare benefit plans prior to the Distribution to provide benefits to the company’s U.S. employees that are anticipated to be similar to the health and welfare benefits provided currently to the employees by Kerr-McGee. Certain retiree medical benefits are available to eligible U.S. employees meeting certain age and service requirements upon termination of employment. It is estimated that the accumulated benefit obligation relating to all eligible retired and active vested participants related to the company of approximately $149.0 million will be assumed by the company upon completion of the Distribution (unaudited). There are no assets associated with this plan that will be transferred. The company has also agreed that the Material Features (as defined in the employee benefits agreement) of the plan that apply to retirees will not be amended before the third anniversary of the Distribution.

The estimated defined benefit obligation, the estimated benefit obligation related to the non-qualified deferred compensation plan and the estimated postretirement health and welfare benefit obligation that the company will assume related to U.S. plans have been made based primarily on Kerr-McGee plan assumptions as of December 31, 2005, and participant data as of January 1, 2006. Trust assets to be transferred were estimated using interest rate and other assumptions as of February 28, 2006. The assumptions and participant data will be updated as of the Distribution date and could result in a change in the liability assumed and trust assets to be transferred.

The table below presents estimated benefit payments following the Distribution and the assumption of the defined benefit retirement obligation and the health and welfare obligation discussed above for the next five years and, in the aggregate for the years 2011 through 2015 (unaudited).

	2006	2007	2008	2009	2010	2011-2015
	(Millions of dollars)
Retirement benefit payments	$27.4	$27.7	$28.4	$28.8	$30.2	$178.7
Retiree health and welfare
benefit payments	10.1	10.3	10.4	10.4	10.4	52.6
Total	$37.5	$38.0	$38.8	$39.2	$40.6	$231.3

Foreign Plans - Certain of the foreign subsidiaries of the company are the plan sponsors of their respective retirement plans. The company’s employees in Germany and in the Netherlands will continue to participate in pension plans in place at the date of the Distribution. The company uses a December 31 measurement date for its foreign plans. Following are disclosures related to the foreign plans.

Changes in the total projected benefit obligation for the foreign pension plans during 2005 and 2004 were as follows:

	2005	2004
	(Millions of dollars)
Benefit obligation, beginning of year	$82.5	$63.4
Service cost	2.0	1.9
Interest cost	3.6	3.4
Plan amendments/law changes	0.4	0.7
Net actuarial loss	5.2	7.9
Foreign exchange rate changes	(11.1)	6.2
Contributions by plan participants	0.4	0.4
Benefits paid	(1.6)	(1.4)
Benefit obligation, end of year	$81.4	$82.5

Expected benefit payments for the next five years and, in the aggregate for the years 2011 through 2015 are $1.9 million in 2006, $2.1 million in 2007, $2.4 million in 2008, $2.7 million in 2009, $2.8 million in 2010 and $17.2 million in 2011 through 2015.

The following summarizes the accumulated and projected benefit obligations and the funded status of each of the company’s foreign plans at December 31, 2005 and 2004:

	At December 31, 2005		At December 31, 2004
	The Netherlands Retirement Plan	Germany Retirement Plans	The Netherlands Retirement Plan	Germany Retirement Plans
	(Millions of dollars)
Accumulated benefit obligation	$59.3	$13.0	$60.9	$12.2

Projected benefit obligation	$67.7	$13.7	$69.9	$12.6
Market value of plan assets	62.2	—	59.2	—
Funded status - underfunded	$(5.5)	$(13.7)	$(10.7)	$(12.6)

Changes in the fair value of plan assets during 2005 and 2004 and the reconciliation of the plans’ funded status to the amounts recognized in the financial statements for the foreign retirement plans at December 31, 2005 and 2004 were as follows:

	2005	2004
	(Millions of dollars)
Fair value of plan assets, beginning of year	$59.2	$51.3
Actual return on plan assets	5.1	2.4
Employer contributions	7.0	1.9
Participant contributions	0.4	0.4
Foreign exchange rate changes	(8.2)	4.4
Benefits paid	(1.3)	(1.2)
Fair value of plan assets, end of year	62.2	59.2
Benefit obligation	(81.4)	(82.5)
Funded status of plans	(19.2)	(23.3)
Amounts not recognized in the Consolidated and Combined Balance Sheet:
Prior service cost	(1.4)	(2.3)
Net actuarial loss	21.0	22.1
Prepaid expense (accrued liability)	$0.4	$(3.5)

Classification of the amounts recognized in the Consolidated and Combined Balance Sheet for the foreign retirement plans at December 31, 2005 and 2004 is shown below:

	2005	2004
	(Millions of dollars)
Prepaid pension cost	$11.7	$—
Accrued benefit liability	(14.5)	(14.0)
Accumulated other comprehensive income (before tax)	3.2	10.5
Total	$0.4	$(3.5)

For 2005, 2004 and 2003, the company had after-tax income of $4.9 million and after-tax losses of $6.1 million and $0.6 million, respectively, included in other comprehensive income (loss) resulting from changes in the additional minimum pension liability.

Net periodic pension cost components for the foreign retirement plans for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(Millions of dollars)
Net periodic cost—
Service cost	$2.0	$1.9	$1.7
Interest cost	3.6	3.4	3.1
Expected return on plan assets	(3.1)	(3.0)	(2.4)
Net amortization—
Prior service cost	(0.3)	(0.2)	—
Net actuarial loss	1.1	0.5	0.7
Total	$3.3	$2.6	$3.1

Assumptions used in estimating the net periodic pension cost for the foreign plans were as follows:

	2005		2004		2003
	Germany Plans	The Netherlands Plan	Germany Plans	The Netherlands Plan	Germany Plans	The Netherlands Plan
Discount rate	4.75%	4.75%	5.5%	5.25%	5.75%	5.50%
Expected return on plan assets	N/A	5.5	N/A	5.75	N/A	5.75
Rate of compensation increases	3.0	3.5	2.75	2.82	2.75	5.0

The following presents assumptions used in estimating the actuarial present value of the foreign plans’ benefit obligations:

	2005		2004		2003
	Germany Plans	The Netherlands Plan	Germany Plans	The Netherlands Plan	Germany Plans	The Netherlands Plan
Discount rate	4.25%	4.25%	4.75%	4.75%	5.5%	5.25%
Rate of compensation increases	3.0	3.5	3.0	3.5	2.75	2.82

The company based the discount rate assumptions for the foreign plans on local corporate bond index rates. Long-term rate of return assumption for the Netherlands plan is developed considering the portfolio mix and country-specific economic data that includes the rates of return on local government and corporate bonds.

Asset categories for the funded retirement plan of employees in the Netherlands and the associated asset allocations by category at December 31, 2005 and 2004, are as follows:

	December 31,
	2005	2004
Equity securities	28%	24%
Debt securities	63%	76%
Other	9%	—
Total	100%	100%

The Netherlands plan is administered by a pension committee representing the employer, the employees and the pensioners, each with one equal vote. The pension committee members are approved by the state’s lead pension agency based upon experience and character. The pension committee meets at least quarterly to discuss regulatory changes, asset performance and asset allocation. The plan assets are managed by one Dutch fund manager against a mandate set at least annually by the pension committee. Annually the plan assets are evaluated by a multinational benefits consultant against state defined actuarial tests to determine funding requirements.

20. Employee Stock-Based Compensation

Under Kerr-McGee’s incentive compensation plans, the company’s employees were granted stock options, restricted stock, stock opportunity grants and performance unit awards. Prior to the IPO, the company established its own Long-Term Incentive Plan (the “Plan”). The Plan authorizes the issuance of shares of the company’s Class A common stock to certain employees and non-employee directors any time prior to November 16, 2015, in the form of fixed-price stock options, restricted stock, stock appreciation rights or performance awards. A total of 6,060,000 shares of the company’s Class A common stock are authorized to be issued under the Plan, of which a maximum of 1.5 million shares of Class A common stock is authorized for issuance in connection with awards of restricted stock and performance awards to employees. The Plan also includes certain limitations on the size of awards to an individual employee and to non-employee directors as a group. Subject to these limits, a committee of the Board of Directors administering the Plan (the “Committee”) determines the size and types of awards to be issued.

The maximum period for exercise of an option granted under the Plan may not be more than ten years from the date the grant is authorized by the Committee and the exercise price may not be less than the fair market value of the Class A common stock on the date the option is granted. The Committee will determine the nature and extent of the restrictions on grants of restricted stock, the duration of such restrictions, and any circumstances under which restricted shares will be forfeited.

In the fourth quarter of 2005, the company granted 345,700 stock option awards and 406,640 restricted stock awards to its employees and non-employee directors with the following terms:

	Contractual Life (Years)	Vesting Period (Years)	Vesting Term	Cash- or Stock- Settled	Vesting and Other Conditions
Stock options	10	3	Graded (1)	Stock	Employee service
Restricted stock	Not applicable	3	Cliff (2)	Stock	Employee service

(1)  An employee vests in one-third of the award at the end of each year of service.

(2)  An employee vests in the entire award at the end of the three-year service period.

Restricted Stock - Following the IPO in 2005, the company granted 406,640 shares of Class A restricted stock with a weighted average grant-date fair market value of $13.77 and all such unvested shares of restricted stock were outstanding at December 31, 2005. The company recognized pretax stock-based compensation expense of $0.2 million related to the restricted stock issued under the Plan in income from continuing operations for the year ended December 31, 2005.

Stock Options - Following the IPO in 2005, the company granted 345,700 of options to purchase Class A common stock with an exercise price of $14.00 per share and a grant date fair value of $5.01 per option. All such options were outstanding at December 31, 2005, and none were exercisable as of that date.

Kerr-McGee Stock Options - Kerr-McGee stock options held by the company’s employees are fixed-price options granted at the fair market value of the underlying common stock on the date the grant was approved by the committee of Kerr-McGee’s Board of Directors administering the Kerr-McGee long-term incentive plan. Generally, one-third of each grant vests and becomes exercisable over a three-year period immediately following the grant date and expires 10 years after the grant date.

The following table summarizes transactions in Kerr-McGee stock options during 2005, 2004 and 2003 held by the company’s employees, including employees performing corporate and administrative functions for the company that became employees of the company at the time of the IPO.

	2005		2004		2003
	Options	Weighted- Average Exercise Price per Option (1)	Options	Weighted- Average Exercise Price per Option (1)	Options	Weighted- Average Exercise Price per Option (1)
Outstanding, beginning of year	1,378,022	$56.35	1,391,837	$56.52	1,221,701	$59.25
Options granted	228,950	56.57	206,834	49.45	246,105	42.95
Options exercised	(1,071,470)	57.77	(135,216)	47.02	(1,500)	43.72
Options forfeited	(4,399)	50.88	(26,438)	50.41	(42,306)	55.56
Options expired	(3,888)	59.27	(58,995)	60.24	(32,163)	58.29
Outstanding, end of year	527,215	53.59	1,378,022	56.35	1,391,837	56.52
Exercisable, end of year	138,102	56.34	965,246	59.16	783,621	59.74

The following table summarizes information about stock options described above that are outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Options	Range of Exercise Prices per Option (1)	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price per Option (1)	Options	Weighted- Average Exercise Price per Option (1)
197,142	$42.95—49.99	7.5	$42.95	32,879	$45.23
32,915	50.00—54.99	4.3	54.15	32,915	54.15
235,037	55.00—59.99	8.7	56.65	10,187	58.45
44,771	60.00—64.99	4.7	62.20	44,771	62.20
17,350	65.00—69.99	4.3	65.19	17,350	65.19
527,215		7.5	53.59	138,102	56.34

(1)  Exercise price per option based on Kerr-McGee’s stock price.

Compensation expense allocated to the company associated with Kerr-McGee stock option awards made to the company employees was $0.8 million in 2005 and nil in 2004 and 2003.

As provided in the employee benefits agreement between the company and Kerr-McGee, unvested options to purchase Kerr-McGee common stock held by the company’s employees not eligible to retire and outstanding on the effective date of the Distribution will be forfeited and replaced with options to acquire the company’s stock. As of February 28, 2006, options to purchase 161,500 shares of Kerr-McGee stock were held by such Tronox employees (unaudited). The stock options issued by the company will have the same vesting provisions, contractual life and other terms and conditions as the Kerr-McGee options they replaced. The number of shares and exercise price of each stock option will be adjusted so that each company option will have the same ratio of the exercise price per share to the market value per share and the same aggregate difference between market value and exercise price as the Kerr-McGee stock options prior to their cancellation. Employees who hold vested options to purchase Kerr-McGee common stock as of the date of the Distribution may exercise such options for the lesser of three months after the effective date of the Distribution or the remaining term of the option award. However, employees who are eligible for retirement on the effective date of the Distribution may exercise their vested stock options for the lesser of four years after the effective date of the Distribution or the remaining term of the option award. Vested options not exercised during the specified time period will expire.

Kerr-McGee Restricted Stock and Stock Opportunity Grants - Restricted stock under Kerr-McGee’s plans was awarded in the name of the employee and, except for the right of disposal, holders have full stockholders’ rights during the period of restriction, including voting rights and the right to receive dividends. Certain key employees in Europe and Australia have received stock opportunity grants giving them the opportunity to earn unrestricted stock in the future, provided that certain conditions are met. These stock opportunity grants do not carry voting privileges or dividend rights since the related shares are not issued until vested. Restricted stock and stock opportunity grants generally vest between three and five years. The following table summarizes certain information with respect to restricted stock and stock opportunity grants made by Kerr-McGee in 2005, 2004 and 2003 to the company’s employees. This grant information includes shares associated with certain employees performing corporate and administrative functions for the company that became employees of Tronox at the IPO date.

	2005		2004		2003
	Restricted Stock	Stock Opportunity Awards	Restricted Stock	Stock Opportunity Awards	Restricted Stock	Stock Opportunity Awards
Shares granted	45,845	6,265	61,224	6,616	80,305	8,350
Weighted average grant-date fair value	$73.54	$73.54	$49.45	$49.45	$43.19	$43.19

Compensation expense allocated to the company associated with restricted stock and stock opportunity awards made to the company’s employees was $1.8 million, $2.2 million and $1.2 million in 2005, 2004, and 2003, respectively.

On the effective date of the Distribution, unvested Kerr-McGee restricted stock and stock opportunity awards held by the company’s employees, except for retirement-eligible employees, are expected to be forfeited and replaced with comparable value awards of the company’s stock with the same terms and conditions, except that the number of shares covered by the awards will be adjusted using a ratio of Kerr-McGee share price to the company’s share price, as defined in the employee benefits agreement between the company and Kerr-McGee. As of February 28, 2006, approximately 81,700 shares of Kerr-McGee restricted stock and stock opportunity awards held by Tronox employees are expected to be forfeited and replaced with Tronox restricted stock (unaudited). Kerr-McGee restricted stock awards held by employees who are eligible for retirement on the effective date of the Distribution will fully vest.

Kerr-McGee Performance Units - Performance units provided for cash awards that were based on Kerr-McGee’s total stockholder return over a stated period as compared to selected peer companies. At December 31, 2005 and 2004, the company’s employees held 4,370,449 and 2,356,215 performance units, respectively. Compensation expense allocated to the company associated with performance units was $1.5 million in 2005 and $0.2 million in 2004.

Performance units that had vested as of January 2006 were paid by Kerr-McGee in accordance with the terms of its plan. Unvested performance unit awards held by the company’s employees as of the date of the Distribution will be forfeited and replaced with a stock option or restricted stock grant equal to the value of the forfeited awards. The value will be determined by calculating total stockholder return and associated payout as if the entire performance cycle ended on the IPO date. It is estimated that approximately $3.1 million in value of Kerr-McGee performance unit awards held by the company’s employees at February 28, 2006, will be forfeited and replaced with Tronox awards (unaudited).

Kerr-McGee Employee Stock Ownership Plan - The company’s employees participate in the Kerr-McGee Corporation Savings Investment Plan (“SIP”), a defined contribution plan sponsored by Kerr-McGee. Kerr-McGee makes matching contributions to a leveraged Employee Stock Ownership Plan (“ESOP”), which is a part of the SIP. Shares held in the ESOP trust are allocated to participant’s accounts in the SIP in satisfaction of the matching contribution. Compensation expense associated with the Kerr-McGee SIP allocated to the company was $3.5 million in both 2005 and 2004 and $9.8 million in 2003. The company will establish, effective on the date of the Distribution, its own defined contribution plan that will have similar terms to the Kerr-McGee plan except that the company’s match will be in cash.

21. Other Income (Expense)

Components of other income (expense) in 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(Millions of dollars)
Net foreign currency transaction loss	$(3.0)	$(5.4)	$(3.7)
Equity in net earnings of equity method investees	2.0	2.4	0.8
Net interest expense on borrowings with affiliates and interest income	(11.9)	(9.5)	(8.8)
Gain (loss) on accounts receivables sales	0.1	(8.2)	(4.8)
Other expense	(2.4)	(4.5)	(4.0)
Total	$(15.2)	$(25.2)	$(20.5)

22. Contingencies

The following table summarizes the contingency reserve balances, provisions, payments and settlements for 2003, 2004 and 2005, as well as balances, accruals and receipts of reimbursements of environmental costs from other parties.

	Reserves for Litigation (1)	Reserves for Environmental Remediation (2)	Reimbursements Receivable(3)
	(Millions of dollars)
Balance at December 31, 2002	$42.9	$229.3	$112.7
Provisions / Accruals	1.3	88.2	32.2
Payments / Settlements	(38.4)	(97.9)	(14.8)
Balance at December 31, 2003	5.8	219.6	130.1
Provisions / Accruals	0.2	81.4	14.2
Payments / Settlements	(3.4)	(85.2)	(50.5)
Balance at December 31, 2004	2.6	215.8	93.8
Provisions / Accruals	8.7	69.0	34.3
Payments / Settlements	(2.1)	(61.1)	(71.4)
Balance at December 31, 2005	$9.2	$223.7	$56.7

(1)
Provisions for litigation in 2003, 2004 and 2005 include $1.2 million, nil and $8.7 million, respectively, related to the company’s former forest products operations, thorium compounds manufacturing and refining operations and, therefore, are reflected in loss from discontinued operations (net of tax) in the Consolidated and Combined Statement of Operations.

(2)
Provisions for environmental remediation and restoration in 2003, 2004 and 2005 include $52.3 million, $75.7 million and $29.9 million, respectively, related to the company’s former forest products operations, thorium compounds manufacturing, uranium and refining operations. These charges are reflected in the Consolidated and Combined Statement of Operations as a component of loss from discontinued operations (net of tax).

(3)
Reimbursements for environmental remediation and restoration in 2003, 2004 and 2005 include $11.2 million, $14.2 million and $12.3 million, respectively, related to the company’s former thorium compounds manufacturing operations, which are reflected in the Consolidated and Combined Statement of Operations as a component of loss from discontinued operations (net of tax).

Management believes, after consultation with its internal legal counsel, that currently the company has reserved adequately for the reasonably estimable costs of known environmental matters and other contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liabilities at sites now under review. At this time, however, the company cannot reliably estimate a range of future additions to the reserves for any individual site or for all sites collectively. Following are discussions regarding certain environmental sites and litigation. Reserves for each environmental site are based on assumptions regarding the volumes of contaminated soils and groundwater involved, as well as associated excavation, transportation and disposal costs.

The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental and legal matters and other contingencies because, among other reasons:

•	Some sites are in the early stages of investigation, and other sites may be identified in the future.
•	Remediation activities vary significantly in duration, scope and cost from site to site depending on the mix of unique site characteristics, applicable technologies and regulatory agencies involved.
•
Remediation requirements are difficult to predict at sites where remedial investigations have not been completed or final decisions have not been made regarding remediation requirements, technologies or other factors that bear on remediation costs.

•
Environmental laws frequently impose joint and several liability on all potentially responsible parties, and it can be difficult to determine the number and financial condition of other potentially responsible parties and their respective shares of responsibility for cleanup costs.

•	Environmental laws and regulations, as well as enforcement policies, are continually changing, and the outcome of court proceedings and discussions with regulatory agencies are inherently uncertain.
•	Unanticipated construction problems and weather conditions can hinder the completion of environmental remediation.
•	Some legal matters are in the early stages of investigation or proceeding or their outcomes otherwise may be difficult to predict, and other legal matters may be identified in the future.
•
The inability to implement a planned engineering design or use planned technologies and excavation methods may require revisions to the design of remediation measures, which delay remediation and increase costs.

•	The identification of additional areas or volumes of contamination and changes in costs of labor, equipment and technology generate corresponding changes in environmental remediation costs.

Current and former operations of the company require the management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company to clean up various sites at which petroleum, chemicals, low-level radioactive substances and/or other materials have been contained, disposed of or released. Some of these sites have been designated Superfund sites by the U.S. Environmental Protection Agency (“EPA”), pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which the company operates. Following are discussions regarding certain environmental sites and litigation of the company.

Environmental

Henderson, Nevada

In 1998, Tronox LLC (formerly Kerr-McGee Chemical LLC) decided to exit the ammonium perchlorate business. At that time, Tronox LLC curtailed operations and began preparation for the shutdown of the associated production facilities in Henderson, Nevada, that produced ammonium perchlorate and other related products. Manufacture of perchlorate compounds began at Henderson in 1945 in facilities owned by the U.S. government. The U.S. Navy expanded production significantly in 1953 when it completed construction of a plant for the manufacture of ammonium perchlorate. The U.S. Navy continued to own the ammonium perchlorate plant, as well as other associated production equipment at Henderson, until 1962, when the plant was purchased by a predecessor of the company. The ammonium perchlorate produced at the Henderson facility was used primarily in federal government defense and space programs. Perchlorate that may have originated, at least in part, from the Henderson facility has been detected in nearby Lake Mead and the Colorado River, which contribute to municipal water supplies in Arizona, Southern California and Southern Nevada.

Tronox LLC began decommissioning the facility and remediating associated perchlorate contamination, including surface impoundments and groundwater, when it decided to exit the business in 1998. In 1999 and 2001, Tronox LLC entered into consent orders with the Nevada Division of Environmental Protection (“NDEP”) that require it to implement both interim and long-term remedial measures to capture and remove perchlorate from groundwater. In April 2005, Tronox LLC entered into an amended consent order with NDEP that requires, in addition to the capture and treatment of groundwater, the closure of a certain impoundment related to the past production of ammonium perchlorate, including treatment and disposal of solution and sediment contained in the impoundment. The agreement with the NDEP also requires Tronox LLC to test for various potential contaminants at the site, which is ongoing.

In 1999, Tronox LLC initiated the interim measures required by the consent orders. A long-term remediation system is operating in compliance with the consent orders. Initially, the remediation system was projected to operate through 2007. However, studies of the decline of perchlorate levels in the groundwater indicate that Tronox LLC may need to operate the system through 2011. The scope, duration and cost of groundwater remediation likely will be driven in the long term by drinking water standards regarding perchlorate, which to date have not been formally established by applicable state or federal regulatory authorities. The EPA and other federal and state agencies continue to evaluate the health and environmental risks associated with perchlorate as part of the process for ultimately setting drinking water standards. One state agency, the California Environmental Protection Agency (“CalEPA”), has set a public health goal for perchlorate, and the federal EPA has established a reference dose for perchlorate, which are preliminary steps to setting drinking water standards. The establishment of drinking water standards could materially affect the scope, duration and cost of the long-term groundwater remediation that Tronox LLC is required to perform.

Financial Reserves - As of December 31, 2005, reserves for environmental remediation at Henderson totaled $36.7 million. This includes $32.3 million added to the reserve in 2005 because of increased costs for removing and treating ammonium perchlorate solids contained in a lined pond, purchasing additional equipment to perform clean-up and extending the projected operating period of the groundwater remediating system through 2011. As noted above, the long-term scope, duration and cost of groundwater remediation and impoundment closure are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future. However, the amount of any additional costs cannot be reasonably estimated at this time.

Litigation - In 2000, Tronox LLC initiated litigation against the United States seeking contribution for its Henderson response costs. The suit was based on the fact that the government owned the plant in the early years of its operation, exercised significant control over production at the plant and the sale of products produced at the plant, even while not the owner, and was the largest consumer of products produced at the plant. Before trial, the parties agreed to a settlement of the claims against the United States. The settlement was memorialized in a consent decree approved by the court on January 13, 2006. Under the consent decree, the United States will pay Tronox LLC $20.5 million in contribution for past costs and, commencing January 1, 2011, the United States will be obligated to pay 21% of Tronox LLC’s remaining response costs at Henderson, if any, related to perchlorate. In the first quarter of 2006, Tronox LLC recognized a receivable for environmental cost reimbursement of $20.5 million pursuant to the consent decree provisions. The receivable was collected in February 2006.

Insurance - In 2001, Tronox LLC purchased a 10-year, $100 million environmental cost cap insurance policy for groundwater and other remediation at Henderson. The insurance policy provides coverage only after Tronox LLC exhausts a self-insured retention of approximately $61.3 million and covers only those costs incurred to achieve a cleanup level specified in the policy. As noted above, federal and state agencies have not established a drinking water standard and, therefore, it is possible that Tronox LLC may be required to achieve a cleanup level more stringent than that covered by the policy. If so, the amount recoverable under the policy may be less than the ultimate cleanup cost.

At December 31, 2005, the company had received $5.8 million of cost reimbursement under the insurance policy, and expects additional estimated aggregate cleanup cost of $92.5 million less the $61.3 million self-insured retention to be covered by the policy (for a net amount of $31.2 million in additional reimbursement, including $22.0 million accrued in 2005). The company believes that additional reimbursement of approximately $31.2 million is probable, and, accordingly, the company has recorded a receivable in the financial statements for that amount.

West Chicago, Illinois

In 1973, Tronox LLC closed a facility in West Chicago, Illinois, that processed thorium ores for the federal government and for certain commercial purposes. Historical operations had resulted in low-level radioactive contamination at the facility and in surrounding areas. The original processing facility is regulated by the State of Illinois (the State), and four vicinity areas are designated as Superfund sites on the National Priorities List (“NPL”).

Closed Facility - Pursuant to agreements reached in 1994 and 1997 among Tronox LLC, the City of West Chicago and the State regarding the decommissioning of the closed West Chicago facility, Tronox LLC has substantially completed the excavation of contaminated soils and has shipped those soils to a licensed disposal facility. Surface restoration was completed in 2004, except for areas designated for use in connection with the Kress Creek and Sewage Treatment Plant remediation discussed below. Groundwater monitoring and remediation is expected to continue for approximately ten years.

Vicinity Areas - EPA has listed four areas in the vicinity of the closed West Chicago facility on the NPL and has designated Tronox LLC as a Potentially Responsible Party (“PRP”) in these four areas. Tronox LLC has substantially completed remedial work for two of the areas (known as the Residential Areas and Reed-Keppler Park). The other two NPL sites, known as Kress Creek and the Sewage Treatment Plant, are contiguous and involve low levels of insoluble thorium residues, principally in streambanks and streambed sediments, virtually all within a floodway. Tronox LLC has reached an agreement with the appropriate federal and state agencies and local communities regarding the characterization and cleanup of the sites, past and future government response costs, and the waiver of natural resource damages claims. The agreement is incorporated in consent decrees, which were approved and entered by the federal court in August 2005. The cleanup work, which began in the third quarter of 2005, is expected to take about four to five years to complete, will require excavation of contaminated soils and stream sediments, shipment of excavated materials to a licensed disposal facility and restoration of affected areas.

Financial Reserves - As of December 31, 2005, the company had reserves of $86.6 million for costs related to the West Chicago facility and vicinity properties. This includes $9.9 million added to the reserve in 2005 as a result of additional volumes of contaminated materials being identified at the Kress Creek site and the agreement described above requiring the company to reimburse local communities for certain cleanup costs. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (Title X) (discussed below).

Government Reimbursement - Pursuant to Title X, the U.S. Department of Energy (“DOE”) is obligated to reimburse the company for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility’s production was dedicated to U.S. government contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government’s full share of West Chicago cleanup costs. Through December 31, 2005, the company had been reimbursed approximately $280.6 million under Title X.

Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged the company’s cleanup expenditures. As of December 31, 2005, the government’s share of costs incurred by the company but not yet reimbursed by the DOE totaled approximately $25.5 million, which includes $12.3 million accrued in 2005. The company believes receipt of the $25.5 million government share in due course following additional congressional appropriations is probable and has reflected that amount as a receivable in the financial statements. The company will recognize recovery of the government’s share of future remediation costs for the West Chicago sites as it incurs the cash expenditures.

Ambrosia Lake, New Mexico

From the late 1950s until 1988, the company operated a uranium mining and milling operation at Ambrosia Lake near Grants, New Mexico pursuant to a license issued by the Atomic Energy Commission (“AEC”), now the Nuclear Regulatory Commission (“NRC”). When the operation was sold, the company retained responsibility for certain environmental conditions existing at the site, including mill tailings, selected ponds and groundwater contamination related to the mill tailings and unlined ponds. Since 1989, the unaffiliated current owner of the site, Rio Algom Mining LLC (Rio Algom), has been decommissioning the site pursuant to the license issued by NRC. Mill tailings, certain impacted surface soils, and selected pond sediments have been consolidated in an onsite containment unit, and groundwater treatment has been ongoing. Under terms of the sales agreement, which included provisions capping the liability of Rio Algom, the company became obligated to solely fund the remediation for the items described above when total expenditures exceeded $30 million, which occurred in late 2000. A request to cease groundwater treatment has been under review by the NRC since 2001. In addition, a decommissioning plan for remaining impacted soil was submitted by Rio Algom to the NRC in January 2005 and is currently under review. If approved, the soil decommissioning plan would take about two to three years to complete. The state of New Mexico has recently raised issues about certain non-radiological constituents in the groundwater at the site. The request to cease groundwater treatment, which is being reviewed by the NRC, was amended to address these non-radiological constituents. Discussions regarding these issues are ongoing, and resolution of them could affect remediation costs and/or delay ultimate site closure.

In addition to those remediation activities described above for which reserves have been established as described below, Rio Algom is investigating soil contamination potentially caused by past discharge of mine water from the site, for which no reserve has been established.

Financial Reserves - As of December 31, 2005, the company had reserves of $11.1 million for the costs of the remediation activities described above, including groundwater remediation. This includes $8.0 million added to the reserve in 2005 as a result of the discussions between Rio Algom and the NRC, primarily to cover additional costs associated with pond closure, rock placement and surface water channels. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Litigation - On January 18, 2006, Rio Algom filed suit against Tronox Worldwide LLC in the U.S. District Court for the District of New Mexico. The suit seeks a determination regarding responsibility for certain labor-related and environmental remediation costs. The company has not provided a reserve for this lawsuit because at this time it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The company and Rio Algom have tentatively agreed to submit the matter to arbitration and an arbitration agreement is currently being negotiated. The company currently believes that the ultimate resolution of the litigation is not likely to have a material adverse affect on the company.

Crescent, Oklahoma

Beginning in 1965, Cimarron Corporation (“Cimarron”) operated a facility near Crescent, Oklahoma at which it produced uranium and mixed oxide nuclear fuels pursuant to licenses issued by AEC (now NRC). Operations at the facility ceased in 1975. Since that time, buildings and soils were decommissioned in accordance with the NRC licenses. In limited areas of the site, groundwater is contaminated with radionuclides, and, in 2003, Cimarron submitted to the NRC and the Oklahoma Department of Environmental Quality (“ODEQ”) a draft remediation work plan addressing the groundwater contamination. In 2005 the company began evaluating available technologies to address remaining groundwater issues. The company will submit a plan to the NRC and the ODEQ addressing those issues following the evaluation. Duration of remedial activities currently cannot be estimated.

Financial Reserves - As of December 31, 2005, the company had reserves of $6.8 million for the costs of the remediation activities, including those currently under evaluation by the NRC and the ODEQ, described above. This includes $2.0 million added to the reserve in 2005, due to additional costs resulting from delays in review and approval by regulatory agencies. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Lakeview, Oregon

A predecessor of Tronox Worldwide LLC operated two uranium mines near Lakeview, Oregon from 1958 to 1960. The mines are currently designated as a Superfund site. In 2001, EPA issued a Record of Decision (“ROD”) requiring consolidation and capping of contaminated soils and continued neutralization of acidic waters in one of the two mines. It is anticipated that required work, which began in the second quarter of 2005, will take about one to two more years to complete.

Litigation - In April 2005, Tronox Worldwide LLC and two other parties reached an agreement with the federal government to settle a lawsuit filed by the government with respect to the remediation of contaminated materials at the site and to settle related claims by the parties. The suit sought reimbursement of Forest Service response costs, an injunction requiring compliance with a Unilateral Administrative Order issued to the private parties regarding cleanup of the site, and civil penalties for alleged noncompliance with the administrative order. The court approved the agreement in January 2006. As a result of the settlement, the parties have resolved their respective claims and agreed to apportion responsibility for the cleanup.

Financial Reserves - As of December 31, 2005, the company had reserves of $4.3 million for its share of the remediation activities described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Soda Springs, Idaho

From 1963 to 2000, Tronox LLC owned and operated a vanadium processing facility near Soda Springs, Idaho. In 1989, EPA designated this site as a Superfund site under CERCLA, listed the site on the NPL and named Tronox LLC as a PRP. In 2000, EPA amended a ROD previously issued by it, requiring Tronox LLC to address the presence of calcine tailings, a byproduct of vanadium processing. The amended ROD required the capping of the calcine tailings in place, the closure of certain impoundments and groundwater monitoring.

Since 2000, the vanadium processing facility plant and a fertilizer plant on the site have been closed, dismantled and removed from the site. All former impoundments included in the amended ROD have been closed. A ten-acre pond not covered by the ROD is scheduled for closure within the next two years. Tronox LLC anticipates constructing a landfill onsite as part of the closure. The duration of groundwater monitoring is not known.

Financial Reserves - As of December 31, 2005, the company had reserves of $2.7 million for the costs of the remediation required by the ROD as well as closure of the above mentioned ten-acre pond. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Milwaukee, Wisconsin

In 1976, Tronox LLC closed a wood-treatment facility it had operated in Milwaukee, Wisconsin. Operations at the facility prior to its closure had resulted in the contamination of soil and groundwater at and around the site with creosote and other substances used in wood treating. In 1984, EPA designated the Milwaukee wood-treatment facility as a Superfund site under CERCLA, listed the site on the NPL and named Tronox LLC as a PRP. Tronox LLC executed a consent decree in 1991 that required it to perform soil and groundwater remediation at and below the former wood-treatment area and to address a tributary creek of the Menominee River that had become contaminated as a result of the wood-treatment operations. Actual remedial activities were deferred until after the decree was finally entered in 1996 by a federal court in Milwaukee.

Groundwater treatment was initiated in 1996 to remediate groundwater contamination below and in the vicinity of the former wood-treatment area. It is not possible to reliably predict how groundwater conditions will be affected by soil removal in the vicinity of the former wood-treatment area, which has been completed, and by ongoing groundwater treatment. It is unknown, therefore, how long groundwater treatment will continue. Soil cleanup of the former wood-treatment area began in 2000 and was completed in 2002. Also in 2002, remedial designs for the upper portion of the tributary creek were agreed to with EPA, after which Tronox LLC began the implementation of a remedy to reroute the creek and to remediate associated sediment and stream bank soils. Remediation of the upper portion of the creek is expected to take about three more years. Tronox LLC has not yet agreed with relevant regulatory authorities regarding remedial designs for the lower portion of the tributary creek.

Financial Reserves - As of December 31, 2005, the company had reserves of $4.4 million for the costs of the remediation work described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. The costs associated with remediation, if any, of the lower portion of the tributary creek are not reasonably estimable at this time and, thus, no reserve has been recorded.

New Jersey Wood-Treatment Site

Tronox LLC was named in 1999 as a PRP under CERCLA at a former wood-treatment site in New Jersey at which EPA is conducting a cleanup. On April 15, 2005, Tronox LLC and Tronox Worldwide LLC received a letter from EPA asserting they are liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest though EPA has informed Tronox LLC that it expects final project costs will be approximately $236 million, plus possible other costs and interest. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor owner in the 1960s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed liabilities for the site. In addition, although it appears there may be other PRPs, the company does not know whether the other PRPs have received similar letters from EPA, whether there are any defenses to liability available to the other PRPs or whether the other PRPs have the financial resources necessary to meet their obligations. The company intends to vigorously defend against EPA’s demand, though the company expects to have discussions with EPA that could lead to a settlement or resolution of EPA’s demand. No reserve for reimbursement of cleanup costs at the site has been recorded because it is not possible to reliably estimate the liability, if any, the company may have for the site because of the aforementioned defenses and uncertainties.

Sauget, Illinois

From 1927 to 1969, Tronox LLC operated a wood-treatment plant on a 60-acre site in the Village of Sauget (formerly known as Monsanto) in St. Clair County, Illinois. Operations on the property resulted in the contamination of soil, surface water, and groundwater at the site with creosote and other substances used in wood treating. In 1988, Tronox LLC entered into a court-approved consent order with the Illinois Attorney General and Illinois Environmental Protection Agency. The consent order requires Tronox LLC to perform an environmental investigation and remediation feasibility study, and this work is ongoing. Soil remediation and groundwater monitoring are being conducted, and further remediation options to address sediment and surface water are being evaluated. Duration of remedial activities currently cannot be estimated.

Financial Reserves - As of December 31, 2005, the company had reserves of approximately $8.5 million for the remediation activities, including those currently under evaluation, described above. This includes $4.9 million added to the reserve in 2005 because additional soil volumes requiring excavation and disposal had been identified. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Hattiesburg, Mississippi

In January 2003, Tronox LLC entered into a consent order with the Mississippi Department of Environmental Quality to implement a remedy pursuant to an approved remediation work plan for a wood-treatment site in Hattiesburg, Mississippi. Components of the work plan included excavation of certain materials from the former processing areas and off-site sediments and containment of other on-site and off-site materials. Remediation of the former processing and certain off-site areas was completed in 2003. Some off-site remediation required by the work plan has not been completed where access by current leaseholders has been denied. Efforts to obtain necessary access are ongoing, and remedial activities are expected to take about one to two more years once access is obtained.

Financial Reserves - As of December 31, 2005, the company had reserves of approximately $2.7 million for the remediation activities described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Cleveland, Oklahoma

Triple S Refining Corporation (“Triple S”), formerly known as Kerr-McGee Refining Corporation, owned and operated a petroleum refinery near Cleveland, Oklahoma until the facility was closed in 1972. In 1992, Triple S entered into a Consent Order with the Oklahoma Department of Health (later, the ODEQ), which addresses the remediation of air, soil, surface water and groundwater contaminated by hydrocarbons and other refinery related materials. Facility dismantling and several interim remedial measures have been completed. In 2004, ODEQ approved the soil and waste feasibility study, which includes construction of an on-site disposal cell. Design of the cell is in process. In addition, a feasibility study of surface and groundwater remedial measures has been submitted to ODEQ and currently is under review. Duration of remedial activities currently cannot be estimated.

Financial Reserves - As of December 31, 2005, the company had reserves of approximately $4.4 million for the remediation activities described above, including the remedial measures recommended in the feasibility study currently under review. This includes $1.4 million added to the reserve in 2005, as studies indicated that groundwater remediation would be more costly than previously estimated. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Cushing, Oklahoma

In 1972, Triple S closed a petroleum refinery it had operated near Cushing, Oklahoma. Prior to closing the refinery, Triple S also had produced uranium and thorium fuel and metal at the site pursuant to licenses issued by the AEC.

In 1990, Triple S entered into a consent agreement with the State of Oklahoma to investigate the site and take appropriate remedial actions related to petroleum refining and uranium and thorium residuals. Investigation and remediation of hydrocarbon contamination is being performed under the oversight of the ODEQ. Remediation to address hydrocarbon contamination in soils is expected to take about four more years. The long-term scope, duration and cost of groundwater remediation are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future.

In 1993, Triple S received a decommissioning license from the NRC, the successor to AEC’s licensing authority, to perform certain cleanup of uranium and thorium residuals. All known radiological contamination has been removed from the site and shipped to a licensed disposal facility, substantially completing the license requirements.

Financial Reserves - As of December 31, 2005, the company had reserves of $11.9 million for the costs of the ongoing remediation and decommissioning work described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Calhoun, Louisiana

From 1973 until 1988, Triple S owned and operated a gas condensate stripping facility located near Calhoun, Louisiana. When the facility was sold in 1988, Triple S retained responsibility for environmental conditions existing prior to the date of closing. Operations at the facility prior to the sale had resulted in the contamination of soil and groundwater with petroleum hydrocarbons. The Louisiana Department of Environmental Quality has approved a Corrective Action Plan for remediating the soil and groundwater contamination. Remediation is ongoing and expected to take about three more years.

Financial Reserves - As of December 31, 2005, the company had reserves of $4.5 million for the costs of the remediation activities described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Jacksonville, Florida

In 1970, Tronox LLC purchased a facility in Jacksonville, Florida that manufactured and processed fertilizers, pesticides and herbicides. Tronox LLC closed the facility in 1978. In 1988, all structures were removed and Tronox LLC began site characterization studies. In 2000, Tronox LLC entered into a consent order with EPA to conduct a remedial investigation and a feasibility study. The remedial investigation was completed and submitted to EPA in August 2005. It is anticipated that the feasibility study will be submitted to EPA in early 2006 and that it will recommend soil remediation and excavation at the site as well as site capping.

Financial Reserves - As of December 31, 2005, the company had reserves of $5.5 million to complete the feasibility study and to conduct the cleanup and remediation activities the company expects to recommend to EPA, $5.6 million of which was added in 2005. Although actual costs may differ from the current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Other Sites

In addition to the sites described above, the company is responsible for environmental costs related to certain other sites. These sites relate primarily to wood-treating, chemical production, landfills, mining, and oil and gas refining, distribution and marketing. As of December 31, 2005, the company had reserves of $32.5 million for the environmental costs in connection with these other sites. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Pursuant to the MSA by and among Kerr-McGee Corporation, Kerr-McGee Worldwide Corporation and the company, effective November 28, 2005, Kerr-McGee Worldwide Corporation will reimburse the company for a portion of the environmental remediation costs it incurs and pays (net of any cost reimbursements it recovers or expects to recover from insurers, governmental authorities or other parties). The reimbursement obligation extends to costs incurred at any site associated with any of the company’s former businesses or operations.

With respect to any site for which the company has established a reserve as of the effective date of the MSA, 50% of the remediation costs the company incurs in excess of the reserve amount (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. With respect to any site for which the company has not established a reserve as of the effective date of the MSA, 50% of the amount of the remediation costs the company incurs and pays (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties.

Kerr-McGee’s aggregate reimbursement obligation to the company cannot exceed $100 million and is subject to various other limitations and restrictions. For example, Kerr-McGee is not obligated to reimburse the company for amounts it pays to third parties in connection with tort claims or personal injury lawsuits, or for administrative fines or civil penalties that the company is required to pay. Kerr-McGee’s reimbursement obligation also is limited to costs that the company actually incurs and pays within seven years following the completion of the IPO.

Litigation and Claims

Coal Supply Contract

A predecessor of Tronox Worldwide LLC entered into a coal supply contract with Peabody Coaltrade, Inc. (“PCI”) in February 1998. In 1998, the predecessor exited the coal business and assigned its rights and obligations under the coal supply contract to a third party. In connection with the assignment, the predecessor agreed to guarantee performance under the contract. PCI has notified Tronox Worldwide LLC of a threatened default by the assignee under the coal supply contract and that PCI may seek to hold Tronox Worldwide LLC liable under the 1998 guaranty in the event of a default. In addition to other defenses to the enforceability of the guaranty, the company believes the guaranty expired in January 2003 when the primary term of the coal supply contract expired. No reserve has been provided for performance under the guaranty because the company does not believe a loss is probable and the amount of any loss is not reasonably estimable.

Western Fertilizer Contract

In 1995, Tronox LLC executed an exclusive agreement with Western Fertilizer, Inc. (“Western Fertilizer”) for the storage and distribution of fertilizer produced by the company. In May 2000, the company terminated the agreement because the owner, operator and the key person of Western Fertilizer, had been sentenced to serve 17 years in prison for federal crimes involving activities unrelated to the company, thus rendering Western Fertilizer unable to perform its duties under the agreement. In June 2000, Western Fertilizer filed for bankruptcy, and its trustee alleged that the company did not have the right to terminate the agreement. In May 2003, Western Fertilizer’s bankruptcy claim against Tronox LLC was transferred to a litigation trust, and, in October 2004, the litigation trust filed an amended complaint in a pending federal lawsuit in the U.S. District Court in Idaho, seeking monetary damages of approximately $13 million for alleged breaches of contract. Discovery in the litigation was completed in February 2006. On March 1, 2006, both parties filed motions for summary judgment. A trial date will be set after the court rules on the motions for summary judgment. The company believes that the claims made in the complaint are without substantial merit and is vigorously defending against them and, thus, no reserve has been recorded. The company currently believes that damages, if any, related to the claims are not likely to have a material adverse effect on the company.

Birmingham, Alabama

Until 1995, Triple S operated a petroleum terminal in Birmingham, Alabama. In late 2005, a local church, which is located on property adjacent to the site, demanded payment for damages of approximately $25 million in connection with a release of petroleum alleged to have occurred at the terminal and threatened litigation. In March 2006, the company filed a lawsuit seeking a declaration of the parties’ rights and injunctive relief. The company has not provided a reserve for the litigation because at this time it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The company currently believes that the ultimate resolution of the litigation is not likely to have a material adverse effect on the company.

Forest Products Litigation

Between December 31, 2002, and May 2, 2005, approximately 250 lawsuits (filed on behalf of approximately 5,100 claimants) were filed against Tronox LLC in connection with the former wood-treatment plant in Columbus, Mississippi. Substantially all of these lawsuits are pending in the U.S. District Court for the Northern District of Mississippi and have been consolidated for pretrial and discovery purposes. In addition, a suit filed by the Maranatha Faith Center against Tronox LLC and Tronox Worldwide LLC on February 18, 2000, relates to the former wood-treatment plant in Columbus and is pending in the Circuit Court of Lowndes County, Mississippi. Between December 31, 2002, and June 25, 2004, three lawsuits (filed on behalf of approximately 3,300 claimants) were filed against Tronox LLC in connection with a former wood-treatment plant located in Hattiesburg, Mississippi. These lawsuits were removed to the U.S. District Court for the Southern District of Mississippi. Between September 9, 2004, and December 28, 2005, four lawsuits (filed on behalf of 69 claimants) were filed against Tronox LLC in connection with a former wood-treatment plant located in Texarkana, Texas. Two of the Texarkana lawsuits that were filed in Oklahoma (on behalf of 30 claimants) have been dismissed on jurisdictional grounds. Between January 3, 2005, and July 26, 2005, 35 lawsuits (filed on behalf of approximately 4,600 claimants) were filed against Tronox LLC and Tronox Worldwide LLC in connection with the former wood-treatment plant in Avoca, Pennsylvania. All of these lawsuits seek recovery under a variety of common law and statutory legal theories for personal injuries and/or property damages allegedly caused by exposure to and/or release of creosote, a chemical used in the wood-treatment process.

In 2003, Tronox LLC entered into a settlement agreement that resolved approximately 1,490 of the Hattiesburg claims, which resulted in aggregate payments by Tronox LLC of approximately $0.6 million. In December 2005, Tronox LLC entered into settlement agreements to resolve up to 1,335 of the remaining Hattiesburg claims and up to 879 of the Columbus claims. The December 2005 settlement agreements require Tronox LLC to pay up to $2.5 million, of which $1.8 million was paid in December 2005. In addition, all of the remaining Hattiesburg claims have been dismissed without prejudice on the bases of failure to pay filing fees and failure to disclose information in compliance with court orders. The company currently believes that the unresolved claims relating to the Columbus, Hattiesburg, Texarkana and Avoca plants are without substantial merit and is vigorously defending against them.

Financial Reserves - As of December 31, 2005, the company had reserves of $7.3 million related to forest products litigation. This reflects an increase of $2.5 million taken as a result of the December 2005 settlement noted above and information developed with respect to pending claims during negotiation of the December settlement. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time. The company currently believes that the ultimate resolution of the forest products litigation is not likely to have a material adverse effect on the company.

Kemira

In 2000, the company acquired its titanium dioxide production facility in Savannah, Georgia, from Kemira Pigments Oy, a Finnish company, and its parent, Kemira Oyj (together, “the Sellers”). After acquiring the facility, the company discovered that certain matters associated with environmental conditions and plant infrastructure were not consistent with representations made by the Sellers. The company sought recovery for breach of representations and warranties in a proceeding before the London Court of International Arbitration (“LCIA”). On May 9, 2005, the company received notice from the LCIA that the LCIA had found in favor of the company as to liability with respect to certain of the claims. The LCIA still must determine the amount of damages, a hearing with respect to which has been scheduled for late May 2006. The company currently cannot reasonably estimate the amount of damages that will be awarded. The company will recognize a receivable, if and when damages are awarded and all contingencies associated with any recovery are resolved.

Other Matters

The company is party to a number of legal and administrative proceedings involving environmental and/or other matters pending in various courts or agencies. These proceedings, individually and in the aggregate, are not expected to have a material adverse effect on the company. These proceedings are also associated with facilities currently or previously owned, operated or used by the company and/or its predecessors, some of which include claims for personal injuries, property damages, cleanup costs and other environmental matters. Current and former operations of the company also involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company to clean up various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances and/or other materials have been contained, disposed of or released. Some of these sites have been designated Superfund sites by EPA pursuant to CERCLA or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which the company operates.

23. Commitments

Lease and Purchase Obligations

The company has various commitments under noncancelable operating lease agreements, principally for railcars and production equipment. Aggregate minimum annual rentals under all operating leases at December 31, 2005, are shown in the table below. Total rental expense was $19.8 million in 2005, $17.4 million in 2004 and $16.2 million in 2003.

In the normal course of business, the company also enters contractual agreements to purchase raw materials and utilities. Aggregate future payments under these borrowings and contracts are shown in the table below.

	Payments due by year
Type of Obligation	2006	2007	2008	2009	2010	After 2010	Total
	(Millions of dollars)
Operating leases	$7.7	$7.7	$6.5	$5.1	$4.6	$16.4	$48.0
Purchase obligations—
Ore contracts	162.3	155.3	147.9	95.2	41.8	39.4	641.9
Other purchase obligations	86.5	72.5	67.7	48.3	47.4	38.1	360.5
Total	$256.5	$235.5	$222.1	$148.6	$93.8	$93.9	$1,050.4

As discussed in Note 19, the company will be obligated under the employee benefits agreement with Kerr-McGee to maintain the Material Features (as defined in the employee benefits agreement) of the U.S. postretirement plan without change for a period of three years following the Distribution date. Based on the actuarially projected obligations under that plan, the company expects contributions to be approximately $10.0 million for each of the next five years.

Letters of Credit and Other

At December 31, 2005, the company had outstanding letters of credit in the amount of approximately $34.5 million. These letters of credit have been granted by financial institutions to support our environmental clean-up costs and miscellaneous operational and severance requirements in international locations. As of March 15, 2006, outstanding letters of credit totaled $40.3 million.

The company has entered into certain agreements that require it to indemnify third parties for losses related to environmental matters, litigation and other claims. No material obligations have been recorded in connection with such indemnification agreements.

24. Reporting by Business Segments and Geographic Locations

The company has two reportable segments: pigment, and electrolytic and other chemical products. The pigment segment primarily produces and markets titanium dioxide pigment and has production facilities in the United States, Australia, Germany and the Netherlands. The pigment segment also includes heavy minerals production operated through our joint venture. The heavy minerals production is integrated with our Australian pigment plant, but also has sales to third parties. Electrolytic and other chemical products segment represents the company’s electrolytic manufacturing and marketing operations, all of which are located in the United States. Segment performance is evaluated based on operating profit (loss), which represents results of segment operations before considering general expenses and environmental provisions related to sites no longer in operation, interest and debt expense, other income (expense) and income taxes.

	2005	2004	2003
	(Millions of dollars)
Net sales
Pigment	$1,267.0	$1,208.4	$1,078.8
Electrolytic and other chemical products	97.0	93.4	78.9
Total	$1,364.0	$1,301.8	$1,157.7
Operating profit (loss)
Pigment	$101.5	$(86.5)	$(15.0)
Electrolytic and other chemical products (1)	(5.9)	(0.6)	(22.0)
	95.6	(87.1)	(37.0)
Expenses of nonoperating sites (2)	(2.1)	(5.5)	(3.6)
Provisions for environmental remediation and restoration (2)	(5.6)	(2.2)	(1.6)
Total operating profit (loss)	87.9	(94.8)	(42.2)
Interest and debt expense	4.5	0.1	0.1
Other income (expense) (3)	(15.2)	(25.2)	(20.5)
Income tax benefit (provision)	(21.8)	38.3	15.1
Income (loss) from continuing operations	$46.4	$(81.8)	$(47.7)

Depreciation, depletion and amortization, including write-downs of property, plant and equipment
Pigment	$99.1	$181.3	$110.3
Electrolytic and other chemical products	9.9	14.5	15.0
	109.0	195.8	125.3
Discontinued operations	—	0.8	3.2
Total	$109.0	$196.6	$128.5

(1)
Includes $10.3 million, nil and $11.0 million in 2005, 2004 and 2003, respectively, of environmental charges, net of reimbursements, related to ammonium perchlorate at the company’s Henderson facility.

(2)
Includes general expenses and environmental provisions related to various businesses in which the company’s affiliates are no longer engaged, but that have not met the criteria for reporting as discontinued operations.

(3)	Includes equity in net earnings of equity method investees of $2.0 million, $2.4 million and $0.8 million in 2005, 2004 and 2003, respectively.

	2005	2004	2003
	(Millions of dollars)
Capital expenditures
Pigment	$83.5	$82.8	$90.5
Electrolytic and other chemical products	4.1	9.0	6.9
	87.6	91.8	97.4
Other	—	0.7	2.0
Total	$87.6	$92.5	$99.4

Total assets
Pigment	$1,514.2	$1,349.8	$1,500.0
Electrolytic and other chemical products	108.3	115.4	140.4
	1,622.5	1,465.2	1,640.4
Corporate and other assets	135.8	127.3	164.9
Assets held for sale	—	3.4	3.8
Total	$1,758.3	$1,595.9	$1,809.1

Net sales (1)
U.S. operations	$755.9	$716.8	$646.7
International operations
Germany	223.5	221.9	192.0
The Netherlands	145.6	137.5	120.9
Australia	238.9	225.5	198.0
Other	0.1	0.1	0.1
Total	$1,364.0	$1,301.8	$1,157.7

Net property, plant and equipment
U.S. operations	$475.8	$487.3	$579.4
International operations
Germany	92.4	97.1	89.2
The Netherlands	182.1	205.6	191.4
Australia	89.4	93.0	101.6
Total	$839.7	$883.0	$961.6

(1)  Based on country of production.

25. Quarterly Financial Information (Unaudited)

A summary of quarterly consolidated and combined results for 2005 and 2004 is presented below.

	Net Sales	Gross Profit (Loss)	Income (Loss) from Continuing Operations	Net Income (Loss)	Income (Loss) from Continuing Operations per Common Share - Basic and Diluted
2005 Quarter Ended -	(Millions of dollars, except per share)
March 31	$334.2	$61.9	$12.4	$4.0	$0.54
June 30	355.9	64.3	8.3	(3.6)	0.36
September 30	327.4	43.7	13.7	12.2	0.60
December 31	346.5	50.3	12.0	6.2	0.41
Total	$1,364.0	$220.2	$46.4	$18.8	$1.89

2004 Quarter Ended -
March 31	$274.9	$31.0	$(2.6)	$(4.2)	$(0.11)
June 30	326.1	36.3	3.9	(1.7)	0.17
September 30	338.9	28.6	(83.2)	(121.3)	(3.63)
December 31	361.9	37.0	0.1	(0.4)	—
Total	$1,301.8	$132.9	$(81.8)	$(127.6)	$(3.57)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic SEC filings. There was no change in the company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     (a) Identification of directors -

For information required under this section, reference is made to the “Director Information” section of the company’s proxy statement made in connection with its Annual Stockholders’ Meeting to be held on May 11, 2006.

(b)	Set forth below is information regarding our current executive officers as of December 31, 2005.

Name	Age	Office
Thomas W. Adams	45
Chief Executive Officer and Director; President of Tronox LLC since September 2004; Vice President and General Manager of the Pigment Division from May to September 2004; Vice President of Strategic Planning and Business Development of Kerr-McGee Shared Services from 2003 to 2004; Vice President of Acquisitions from March 2003 to September 2003; Vice President of Information Management and Technology from 2002 to 2003. Joined Sun Oil Co., predecessor of Oryx Energy Company, in 1982. Oryx and Kerr-McGee Corporation merged in 1999.

Marty J. Rowland	48
Chief Operating Officer and Director; Vice President, Global Pigment Operations for Tronox LLC since August 2004; Director of North American Operations since May 2004; Plant Manager for our Hamilton, Mississippi titanium dioxide plant since September 2001. Previously had a career of over 20 years with E.I. DuPont, including most recent position of Maintenance and Engineering Manager.

Mary Mikkelson	44
Senior Vice President and Chief Financial Officer; Vice President and Controller of Tronox LLC since December 2004; Assistant Corporate Controller of Kerr-McGee Shared Services from February 2004 to December 2004. Previously an independent consultant from January 2003 to January 2004; rose to the level of Vice President and Controller of Foodbrands America, Inc., where she worked from April 1996 until December 2002; spent over nine years working for an international public accounting firm.

Roger G. Addison	54
Vice President, General Counsel and Secretary; Vice President, Chemical Legal Services and Assistant General Counsel of Kerr-McGee Shared Services since April 2002. Previously Assistant General Counsel-Business Transactions for Kerr-McGee from September 1999 to April 2002.

Robert Y. Brown III	46
Vice President, Strategic Planning and Development; Vice President, Chemical Business Management since August 2004; Vice President, Kerr-McGee Planning & Development from November 2003; Vice President, Chemical Business Management since June 2001. Previously served in various positions with Kerr-McGee’s oil and gas business since joining Kerr-McGee in February 1999.

Patrick S. Corbett	53
Vice President, Safety and Environmental Affairs; Director, Special Environmental Strategy and Technology since May 2003; Director, Environmental Affairs, Remediation and Planning since December 2001; Plant Manager of our Henderson, Nevada facility since 1986. Joined Kerr-McGee in May 1980.

Robert C. Gibney	43
Vice President, Investor Relations and External Affairs; Vice President and General Manager, Paper and Specialties since January 2005; Chief Marketing Officer for Kerr-McGee’s joint venture, Avestor LLC, since January 2002; Vice President, Global Pigment Marketing since May 1999; Director, Pigment Sales and Marketing since June 1997. Joined Kerr-McGee in 1991.

Kelly A. Green	43
Vice President, Market Management; Vice President and General Manager, Plastics since January 2005; Vice President, Product and Market Management since October 2004; Vice President, Product Management since November 2003; Vice President, Technical Sales and Service since January 2002; Director, Pigment Technical Sales and Service for the America’s region since June, 1997. Joined Kerr-McGee in October 1989.

Mark S. Meadors	52	Vice President, Human Resources; Director, Human Resources since May 2001 when he joined Kerr-McGee. Previously served as a human resources consultant from February 2000 to May 2001.

John D. Romano	41
Vice President, Sales; Vice President, Global Pigment Sales since January 2005; Vice President, Global Pigment Marketing from January 2002; Regional Marketing Manager from October 1998. Joined Kerr-McGee in 1988.

Gregory E. Thomas	51
Vice President, Supply Chain and Strategic Sourcing; Vice President and General Manager, Coatings since January 2005; Vice President, Global Pigment Sales and Marketing since May 1999. Joined Kerr-McGee in 1977.

(c)  Compliance with Section 16(a) of the 1934 Act -

For information required under this section, reference is made to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the company’s proxy statement made in connection with its Annual Stockholders’ Meeting to be held on May 11, 2006.

(d)  Code of Ethics for the Chief Executive Officer and Principal Financial Officers -

Information regarding the Code of Ethics for the Chief Executive Officer and Principal Financial Officers can be found in Items 1 and 2 of this annual report on Form 10-K under “Availability of Reports and Governance Documents.”

Item 11.  Executive Compensation

For information required under this section, reference is made to the executive compensation sections of the company’s proxy statement made in connection with its Annual Stockholders’ Meeting to be held on May 11, 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Tronox common stock that may be issued under the company’s equity compensation plans as of December 31, 2005, is included in the following table:

	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	345,700	$14.00	5,307,660
Equity compensation plans not approved by security holders	—	—	—
Total	345,700	$14.00	5,307,660

(1) Excludes shares to be issued upon exercise of outstanding options, warrants and rights.

For Information required under Item 403 of Regulation S-K, reference is made to the “Ownership of Stock of the Company” section of the company’s proxy statement made in connection with its Annual Stockholders’ Meeting to be held on May 11, 2006.

Item 13.  Certain Relationships and Related Transactions

For information required under this section, reference is made to “Transactions with Management and Others” section of the company’s proxy statement made in connection with its Annual Stockholders’ Meeting to be held on May 11, 2006.

Item 14.  Principal Accountant Fees and Services

For information required under this section, reference is made to the “Fees Paid to the Independent Auditors” section of the company’s proxy statement made in connection with its Annual Stockholders’ Meeting to be held on May 11, 2006.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  1.  Financial Statements - See the Index to the Consolidated and Combined
     Financial Statements included in Item 8 of this annual report on Form 10-K.

(a)  2.  Financial Statement Schedules - See the Index to the Financial Statement
     Schedules included in Item 8 of this annual report on Form 10-K.

(a)  3.  Exhibits - The following documents are filed under Commission file number
     1-32669 as part of this report.

Exhibit No.

2.1
Master Separation Agreement, dated as of November 28, 2005, among Kerr-McGee Corporation, Kerr-McGee Worldwide Corporation, and Tronox Incorporated (incorporated by reference to Exhibit 2.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

3.1
Amended and restated Certificate of Incorporation of Tronox Incorporated (incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

3.2
Amended and Restated Bylaws of Tronox Incorporated (incorporated by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

4.1
Rights Agreement, dated as of November 28, 2005, between Kerr-McGee Corporation and Tronox Incorporated (incorporated by reference to Exhibit 4.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

10.1
Compensation arrangements for the named executive officers of Tronox Incorporated (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).

10.2
Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Thomas W. Adams (incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).

10.3
Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Marty J. Rowland (incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).

10.4
Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Mary Mikkelson (incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).

10.5
Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Roger G. Addison (incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).

10.6
Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Robert Y. Brown (incorporated by reference to Exhibit 10.6 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).

10.7
Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Gregory E. Thomas (incorporated by reference to Exhibit 10.7 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).

10.8
Registration Rights Agreement, dated as of November 28, 2005 between Kerr-McGee Corporation and Tronox Incorporated (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

10.9
Transitional License Agreement, dated as of November 28, 2005, among Kerr-McGee Worldwide Corporation and Tronox Incorporated (incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

10.10
Tax Sharing Agreement, dated as of November 28, 2005, among Kerr-McGee Corporation and Tronox Incorporated (incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

10.11
Employee Benefits Agreement, dated as of November 28, 2005, among Kerr-McGee Corporation and Tronox Incorporated(incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

10.12
Transition Services Agreement, dated as of November 28, 2005, among Kerr-McGee Corporation, Kerr-McGee Worldwide Corporation and Tronox Incorporated (incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

10.13
Credit Agreement, dated as of November 28, 2005, among Tronox Incorporated, Tronox Worldwide LLC and Lehman Brothers Inc. and Credit Suisse (incorporated by reference to Exhibit 10.6 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

10.14
Indenture, dated as of November 28, 2005, among Tronox Worldwide LLC, Tronox Finance Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.7 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

10.15
Exchange and Registration Rights Agreement among Tronox Worldwide LLC, Tronox Finance Corp. as Issuers, the Guarantors and Lehman Brothers Inc. and Credit Suisse First Boston LLC, as Representatives of the Several Initial Purchasers (incorporated by reference to Exhibit 10.8 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

10.16
2006 Tronox Annual Incentive Plan Performance Measures (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005).

10.17*	Long Term Incentive Plan
21*	Subsidiaries of Tronox Incorporated.

23*	Consent of Ernst & Young LLP.
24*	Power of Attorney
31.1*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Each document marked with an asterisk is filed herewith.

SCHEDULE II

TRONOX INCORPORATED

VALUATION ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Year	Charged to Profit and Loss	Charged to Other Accounts	Deductions from Reserves	Balance at End of Year
Year Ended December 31, 2005	(Millions of dollars)
Deducted from asset accounts
Allowance for doubtful notes and accounts receivable	$19.7	$2.2	$(0.3)	$0.3	$21.3
Valuation allowance for deferred tax assets	6.1	(0.3)	-	-	5.8
Warehouse inventory obsolescence	11.8	2.2	-	4.0	10.0
Total	$37.6	$4.1	$(0.3)	$4.3	$37.1

Year Ended December 31, 2004
Deducted from asset accounts
Allowance for doubtful notes and accounts receivable	$17.8	$3.5	$(0.1)	$1.5	$19.7
Valuation allowance for deferred tax assets	5.0	1.1	-	-	6.1
Warehouse inventory obsolescence	7.3	5.3	0.1	0.9	11.8
Total	$30.1	$9.9	$-	$2.4	$37.6

Year Ended December 31, 2003
Deducted from asset accounts
Allowance for doubtful notes and accounts receivable	$18.0	$0.9	$0.2	$1.3	$17.8
Valuation allowance for deferred tax assets	-	5.0	-	-	5.0
Warehouse inventory obsolescence	3.9	5.8	0.2	2.6	7.3
Total	$21.9	$11.7	$0.4	$3.9	$30.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tronox Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2006.

Tronox Incorporated

By:	/s/ THOMAS W. ADAMS
Name: Thomas W. Adams
Title: Chief Executive Officer

By:	/s/ MARY MIKKELSON
Name: Mary Mikkelson
Title: Senior Vice President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2006.

/s/ THOMAS W. ADAMS
	Thomas W. Adams	Director

*
	Marty J. Rowland	Director

*
	Robert M. Wohleber	Director

*
	Jerome Adams	Director

*
	Peter D. Kinnear	Director

*
	J. Michael Rauh	Director

*
	Bradley C. Richardson	Director

*By:	/s/ THOMAS W. ADAMS
Thomas W. Adams
Attorney-in-fact

Thomas W. Adams hereby signs this Annual Report on Form 10-K on March 28, 2006, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a power of attorney filed as an exhibit to this registration statement.