Form 10-Q
period 2006-03-31
TRONOX INC
filed 2006-05-15
CIK 1328910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to ______

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of April 30, 2006, 18,429,439 shares of the company’s Class A, $0.01 par value common stock and 22,889,431 shares of the company’s Class B, $0.01 par value common stock were outstanding.

TRONOX INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TRONOX INCORPORATED

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(Millions of dollars)

Net sales	$336.2	$334.2
Cost of goods sold	276.0	272.3
Gross margin	60.2	61.9

Selling, general and administrative expenses	35.7	28.2
Provision for environmental remediation and restoration, net of reimbursements	(20.5)	10.9
	45.0	22.8
Interest and debt expense - third parties	12.0	—
Other income (expense)	4.4	(5.0)

Income from Continuing Operations before Income Taxes	37.4	17.8
Income Tax Provision	(13.8)	(5.4)

Income from Continuing Operations	23.6	12.4
Loss from Discontinued Operations, net of income tax benefit of $1.8 and $4.5, respectively	(3.0)	(8.4)
Net Income	$20.6	$4.0

Income (loss) per common share:
Basic -
Continuing operations	$0.58	$0.54
Discontinued operations	(0.07)	(0.37)
Net income	$0.51	$0.17

Diluted -
Continuing operations	$0.58	$0.54
Discontinued operations	(0.08)	(0.37)
Net income	$0.50	$0.17

Dividends Declared per Common Share	$0.05	$—

Weighted average shares outstanding (in thousands):
Basic	40,369	22,889
Diluted	40,917	22,889

The accompanying notes are an integral part of these statements.

 TRONOX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
	2006	2005
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$57.3	$69.0
Accounts receivable, net of allowance for doubtful accounts of $11.4 in 2006 and $11.3 in 2005	324.7	331.6
Inventories	347.9	312.3
Prepaid and other assets	19.6	28.5
Income tax receivable	0.8	2.4
Deferred income taxes	36.9	35.6
Total Current Assets	787.2	779.4

Property, Plant and Equipment — Net	846.8	839.7
Long-Term Receivables, Investments and Other Assets	194.4	78.8
Goodwill and Other Intangible Assets	61.2	60.4
Total Assets	$1,889.6	$1,758.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$184.5	$195.3
Accrued liabilities	171.7	168.9
Long-term debt due within one year	2.0	2.0
Income taxes payable	11.7	8.8
Total Current Liabilities	369.9	375.0

Noncurrent Liabilities
Deferred income taxes	89.9	79.0
Environmental remediation and/or restoration	138.8	145.9
Long-term debt	547.5	548.0
Other	228.1	121.4
Total Noncurrent Liabilities	1,004.3	894.3

Commitments and Contingencies (Notes 11 and 12)

Stockholders’ Equity
Class A common stock, par value $0.01 - 100,000,000 shares authorized, 18,429,279 and 17,886,640 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	0.2	0.2
Class B common stock, par value $0.01 - 100,000,000 shares authorized, 22,889,431 shares issued and outstanding at March 31, 2006 and December 31, 2005	0.2	0.2
Capital in excess of par value	460.7	461.5
Retained earnings (accumulated deficit)	14.3	(2.9)
Deferred compensation	—	(5.4)
Accumulated other comprehensive income	40.0	35.4
Total Stockholders’ Equity	515.4	489.0
Total Liabilities and Stockholders’ Equity	$1,889.6	$1,758.3

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(Millions of dollars)
Cash Flows from Operating Activities
Net income	$20.6	$4.0
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	24.5	26.8
Deferred income taxes	7.1	(9.6)
Provision for environmental remediation and restoration, net of reimbursements	(20.2)	21.6
Allocations from Kerr-McGee	—	11.9
Other noncash items affecting net income	15.5	4.9
Changes in assets and liabilities	(33.1)	28.6
Net cash provided by operating activities	14.4	88.2
Cash Flows from Investing Activities
Capital expenditures	(21.8)	(11.8)
Other investing activities	0.1	0.7
Net cash used in investing activities	(21.7)	(11.1)
Cash Flows from Financing Activities
Repayment of debt	(0.5)	—
Costs of obtaining financing	(1.2)	—
Net transfers with affiliates	—	(31.9)
Net cash used in financing activities	(1.7)	(31.9)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2.7)	0.7
Net Increase (Decrease) in Cash and Cash Equivalents	(11.7)	45.9
Cash and Cash Equivalents at Beginning of Period	69.0	23.8
Cash and Cash Equivalents at End of Period	$57.3	$69.7

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
MARCH 31, 2006

1.   The Company, Basis of Presentation and Accounting Policies

Tronox Incorporated is an inorganic chemical company with worldwide operations. The pigment segment produces and markets titanium dioxide pigment, TiO2, and has production facilities in the United States, Germany and the Netherlands, mining and production facilities in Australia, and a European marketing subsidiary in Switzerland. The electrolytic and other chemicals segment produces and markets electrolytic manganese dioxide, sodium chlorate, boron-based and other specialty chemicals. Also, the company has in the past operated or held businesses or properties, or currently holds properties, that do not relate to the current chemical business. The terms “Tronox” or “the company” are used interchangeably in these condensed consolidated and combined financial statements to refer to the consolidated group or to one or more of the companies that are part of the consolidated group.

Tronox Incorporated was formed in May 2005 in preparation for the contribution and transfer by Kerr-McGee Corporation (“Kerr-McGee”) of certain entities, including those comprising substantially all of its chemical business (the “Contribution”). The Contribution and an initial public offering (“IPO”) were completed during November 2005 resulting in approximately 43.3% of the total outstanding common stock of Tronox being held by the general public and 56.7% being held by Kerr-McGee. A Master Separation Agreement (“MSA”), dated November 28, 2005, among Kerr-McGee, Kerr-McGee Worldwide Corporation and the company governs the relationship between the company and the Kerr-McGee group of companies throughout a transition period. On March 30, 2006, the company’s shares owned by Kerr-McGee were distributed as a dividend to its shareholders (the “Distribution”). As a result, Kerr-McGee no longer has any ownership or voting interest in the company.

Effective with the Distribution, the company established certain employee benefit plans to replace benefits previously sponsored by Kerr-McGee and issued certain stock-based compensation awards resulting from the conversion of Kerr-McGee stock-based awards held by company employees. See Notes 9 and 10 for further discussion of these events. In connection with the Distribution, Tronox consummated several noncash transactions with Kerr-McGee during the three months ended March 31, 2006, primarily related to the employee benefit plan transfers, contribution of assets, insurance and income taxes that are reflected as adjustments to the contribution from Kerr-McGee. These items resulted in a net increase in capital in excess of par value of $4.2 million.

Our business has two reportable segments: pigment and electrolytic and other chemical products. Our pigment segment primarily produces and markets titanium dioxide pigment, a white pigment used in a wide range of products for its exceptional ability to impart whiteness, brightness and opacity. The electrolytic and other chemical products segment produces chemicals for both rechargeable and non-rechargeable batteries, sodium chlorate for pulp bleaching used in the paper industry and boron-based specialty chemicals used in pharmaceuticals, high performance fibers and other specialty products.

Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements have been prepared by the company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments, consisting only of adjustments that are normal and recurring in nature, necessary to a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated and combined financial statements should be read in conjunction with the annual consolidated and combined financial statements and the notes thereto included in the company’s latest annual report on Form 10-K.

Accounting Policies

Employee Stock-Based Compensation - Prior to the IPO, certain of the company’s employees participated in Kerr-McGee’s long-term incentive plans. Under these plans, employees received various stock-based compensation awards, including stock options, restricted stock, stock opportunity grants and performance units. In the fourth quarter of 2005, the company established its own long-term incentive plan and awarded stock options and/or restricted stock under the plan to its employees and non-employee directors.

Fair-Value Method. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which replaces the previously issued Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” FAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The company adopted FAS No. 123R effective January 1, 2006, using the modified prospective method. Under this method, stock-based compensation cost recognized in income from continuing operations for the three months ended March 31, 2006 includes: 1) compensation cost for all stock option and stock awards that were unvested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of FAS No. 123 and 2) compensation cost for all stock options and nonvested stock awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of FAS No. 123R. Stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations will be higher in the future, reflecting a change in the measurement basis of stock options from intrinsic to fair value. The magnitude of the increase will depend upon the number of options granted and other factors affecting fair value.

Pro Forma Fair-Value Method. Prior to January 1, 2006, the company accounted for its stock-based awards under the intrinsic-value method permitted by APB No. 25 and disclosed compensation expense under the Pro Forma Fair-Value Method in accordance with provisions of FAS No. 123. Following this method, compensation expense for stock-based awards was measured based on the estimated grant-date fair value. If compensation expense for stock-based awards had been determined using the fair value-based method, net income for the three-month period ending March 31, 2005, would have been lower, as presented in the following table. Pro forma stock-based compensation expense presented below may not be representative of future compensation expense using the fair-value method of accounting as prescribed by FAS No. 123R.

Three Months Ended March 31, 2005
(Millions of dollars, except per share)

Net income as reported	$4.0
Add: stock-based employee compensation expense included in reported net income, net of taxes	0.6
Deduct: stock-based employee compensation expense determined using a fair-value method, net of taxes	(1.0)
Pro forma net income	$3.6

Basic and diluted net income per common share:
As reported	$0.17
Pro forma	0.16

Earnings Per Share - The company calculated its earnings per share in accordance with Statement of Financial Accounting Standard (“FAS”) No. 128, “Earnings per Share,” and FAS No. 123R. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for all periods presented includes 22,889,431 shares of Class B common stock issued to Kerr-McGee in connection with the Contribution, retroactively adjusted for the recapitalization. For the three months ended March 31, 2005, there is no difference between basic and diluted earnings per share since there were no dilutive securities during that period. At the Distribution, forfeiture of Kerr-McGee stock-based awards resulted in the issuance of Tronox stock-based awards (see Note 9) which were included in the earnings per share calculation as if they were outstanding as of January 1, 2006, in accordance with the provisions of FAS No. 128.

New/Revised Accounting Standards

Deferred Stripping Costs - On January 1, 2006, the company adopted Emerging Issues Task Force ("EITF") Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry" in relation to the mining activities conducted by the company and its partner under our joint venture arrangement in Australia. EITF Issue No. 04-6 addresses the accounting for stripping costs incurred during the production phase of a mine and requires treatment of these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance allows application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The results for prior periods have not been restated. The cumulative effect adjustment reduced opening retained earnings by $1.4 million (net of taxes) and eliminated the $2.2 million net deferred stripping asset from the balance sheet. Adoption of EITF Issue No. 04-6 will not have an impact on the company’s cash position or net cash from operations.

FASB Exposure Draft - The FASB has recently issued an exposure draft titled “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))” and is expected to issue the resulting new accounting standard later in 2006, to be effective with the 2006 annual reporting period. Assuming the provisions of the new standard are consistent with decisions reached by the FASB to date, the standard will require recognition on the balance sheet of the unrecognized portion of projected benefit obligations, with an offsetting change in accumulated other comprehensive income (loss) in equity. This initial stage of the FASB project is not expected to affect the measurement of the net periodic cost. The result of such an accounting policy will be the recognition on the balance sheet of the over or under funded status of the plans (or the difference between the benefit obligation and the fair value of plan assets, if any). Based on preliminary estimates received from the company’s actuary, it is estimated that the company will recognize a reduction of approximately $123.0 million ($81.0 million after tax) in stockholders' equity which represents currently unrecognized obligations.

2.   Other Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,
	2006	2005
	(Millions of dollars)

Net income	$20.6	$4.0
After tax changes in:
Deferred gain (loss) on cash flow hedges	(1.3)	4.5
Foreign currency translation adjustments	6.0	(13.9)
Reclassification of realized loss on cash flow hedges to net income	1.0	1.4
Minimum pension liability adjustments	(1.1)	0.2
Comprehensive income (loss)	$25.2	$(3.8)

3.   Inventories

Major categories of inventories at March 31, 2006 and December 31, 2005 were:

	March 31,	December 31,
	2006	2005
	(Millions of dollars)

Raw materials	$75.8	$77.1
Work-in-progress	16.4	15.2
Finished goods	186.1	154.7
Materials and supplies	69.6	65.3
Total	$347.9	$312.3

4.   Long-Term Receivables, Investments and Other Assets

Long-term receivables, investments, and other assets at March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005
	(Millions of dollars)

Receivable from the U.S. Department of Energy (Note 12)	$15.0	$12.5
Investments in equity method investees	17.6	17.5
Receivables from insurers (Note 12)	23.5	23.5
Prepaid pension cost	120.6	11.7
Other	17.7	13.6
Total	$194.4	$78.8

5.   Noncurrent Liabilities - Other

Noncurrent liabilities - other consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(Millions of dollars)

Reserve for income taxes payable	$37.9	$37.2
Asset retirement obligations	27.4	27.7
Reserve for workers’ compensation and general liability claims	19.2	18.5
Pension obligations	121.6	12.6
Other	22.0	25.4
Total	$228.1	$121.4

6.   Discontinued Operations, Restructuring and Exit Activities

Restructuring and Exit Activities - The following table presents a reconciliation of the beginning and ending balances of reserves for restructuring and exit activities for the three months ended March 31, 2006. No significant changes in the status of such activities occurred during this period.

	Personnel Costs	Dismantlement and Closure	Contract Termination	Total(1)(2)
	(Millions of dollars)

Beginning balance	$3.1	$4.9	$1.0	$9.0
Payments	(0.1)	(0.4)	(0.1)	(0.6)
Adjustments	0.1	—	(0.2)	(0.1)
Ending balance	$3.1	$4.5	$0.7	$8.3

(1)	Amounts exclude asset retirement obligations and pension reserves.
(2)	Amounts include obligations of the discontinued forest products operations that have been retained by the company.

In April 2005, in connection with the separation of the company from Kerr-McGee discussed in Note 1, the company initiated an employee compensation program designed to provide an incentive to certain employees to remain with the company over a one-year period. Costs associated with this program have been split based upon the periods in which participating employees met the service requirements, with Kerr-McGee bearing the costs for the period they benefited from this arrangement up to the IPO date and the company incurring costs after the IPO date. The company incurred costs of $1.6 million during the three months ended March 31, 2006.

Discontinued Operations - In 2004, the company’s forest products operations met the criteria for reporting as discontinued operations. Pretax loss applicable to discontinued forest products operations for the three months ended March 31, 2006 and 2005 was $3.8 million and $1.6 million, respectively.

In addition to the company’s forest products operations, losses from discontinued operations for all periods presented include adjustments to amounts previously reported as discontinued operations upon disposition of the company’s thorium compounds manufacturing, uranium and refining operations. These adjustments resulted from legal expenses and changes in estimated cost of environmental remediation and restoration activities directly related to the disposed operations. Disposals of the company’s uranium and refining operations were completed in 1989 and 1995, respectively. The company ceased operations at its West Chicago thorium processing facility in 1973. The company retained certain environmental remediation obligations and continues remediation activities directly related to these former operations, as more fully discussed in Note 12.

7.   Other Income (Expense)

Components of other income (expense) for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
	(Millions of dollars)

Net foreign currency transaction gain	$4.3	$1.5
Net interest expense on borrowings with affiliates and interest income	0.7	(3.1)
Loss on accounts receivables sales	—	(2.8)
Other expense	(0.6)	(0.6)
Total	$4.4	$(5.0)

8.   Income Taxes

In the following table, the U.S. Federal income tax rate is reconciled to the company's effective tax rates for income from continuing operations as reflected in the Condensed Consolidated and Combined Statement of Operations for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005

U.S. statutory tax rate - provision	35.0%	35.0%
Increases (decreases) resulting from -
Taxation of foreign operations	2.0	(6.2)
State income taxes	1.0	1.0
Interest on foreign tax contingency	0.6	—
Other - net	(1.7)	0.5
Total	36.9%	30.3%

9.  Employee Stock-Based Compensation

Overview - The company's Long-Term Incentive Plan (the “Plan”) authorizes the issuance of shares of the company’s Class A common stock to certain employees and non-employee directors any time prior to November 16, 2015, in the form of fixed-price stock options, restricted stock, stock appreciation rights or performance awards. A total of 6,060,000 shares of the company’s Class A common stock are authorized to be issued under the Plan, of which a maximum of 1.5 million shares of Class A common stock is authorized for issuance in connection with awards of restricted stock and performance awards to employees. The Plan also includes certain limitations on the size of awards to an individual employee and to non-employee directors as a group. Subject to these limits, a committee of the Board of Directors administering the Plan (the “Committee”) determines the size and types of awards to be issued.

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

Stock-based awards granted by the company to its employees and non-employee directors (including awards issued as a result of the conversion of Kerr-McGee stock-based awards discussed below) generally have the following terms:

		Vesting		Cash- or
	Contractual	Period	Vesting	Stock-	Vesting and Other
	Life (Years)	(Years)	Term	Settled	Conditions

Stock options	10	3	Graded (1)	Stock	Employee service
Restricted stock	Not applicable	3	Cliff (2)	Stock	Employee service

(1)	An employee vests in one-third of the award at the end of each year of service. Employees terminating their employment due to retirement fully vest in their award upon retirement.

(2)	An employee vests in the entire award at the end of the three-year service period. Employees terminating their employment due to retirement fully vest in their award upon retirement.

Effect of Tronox Separation from Kerr-McGee - As provided in the Employee Benefits Agreement between Kerr-McGee and Tronox, except for vested stock options, vested performance unit awards, and awards held by retirement-eligible employees, Kerr-McGee stock-based awards held by Tronox employees at the date of the Distribution were forfeited and replaced with stock-based awards of comparable value issued by Tronox. Retirement-eligible Tronox employees fully vested in their Kerr-McGee stock options and restricted stock on the Distribution date. The company evaluated this forfeiture and replacement of stock-based awards as a modification of awards (as defined by FAS No. 123R). Under the provisions of FAS No. 123R, if the fair value of the modified awards is less than their fair value immediately prior to the modification, then the initial grant-date fair value of the originally issued awards should be recognized in earnings. Refer to Note 1 for additional information on the change in the accounting policy for stock-based awards.

The following weighted average assumptions were used with the Black-Scholes option-pricing model to evaluate the fair value of the Tronox stock option awards exchanged immediately after the modification:
March 30, 2006
Risk-free interest rate	4.6%
Expected dividend yield	1.5%
Expected volatility	34.5%
Expected term (years)	6.3
Weighted-average estimated fair value of options converted	$9.61
Stock fair value on the date of modification	$17.47
Estimated fair value of the options as a % of the stock fair value on the date of modification	55.0%

Based on the analysis and assumptions above, the company determined that the modifications did not increase the fair value of the converted stock options. Therefore, there was no effect on compensation cost recognized in the first quarter of 2006 and no effect is expected on cost recognition in future periods. The analysis for the restricted stock awards was based on the company’s Class A common stock fair value on the date of modification listed above and the number of shares of restricted stock resulting from the conversion. This analysis also revealed that the modification did not increase the fair value of the converted shares of restricted stock, thus, there was no effect on compensation cost recognized in the first quarter of 2006. The conversion of Kerr-McGee performance units to Tronox restricted stock represented a liability-to-equity award modification and resulted in an insignificant amount of incremental compensation expense in the first quarter of 2006 in accordance with the newly adopted accounting standard.

Compensation Expense - The following summarizes total stock-based compensation expense recognized in income from continuing operations for the three months ended March 31, 2006 and 2005. Stock-based compensation expense recognized in 2006 is based on the fair value of the awards, while in 2005 it reflected the intrinsic value of the awards, if any, according to the provisions of APB No. 25.

	Three Months Ended March 31,
	2006	2005
	(Millions of dollars)
Expense resulting from awards issued originally by Tronox:
Stock options	$0.1	$—
Restricted stock	0.4	—
Expense resulting from awards issued originally by Kerr-McGee:
Stock options	1.2	—
Restricted stock	2.3	0.9
Total stock-based compensation expense, pretax	4.0	0.9
Income tax benefit	(1.5)	(0.3)
Total stock-based compensation expense, net of taxes	$2.5	$0.6

Primarily as a result of implementing FAS No. 123R for the conversion of Kerr-McGee awards, the company's income before income taxes and net income for the three months ended March 31, 2006, were $2.2 million and $1.4 million lower, respectively, than if the company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net income per share would have been $0.54 if the company had not adopted FAS No. 123R compared to reported basic and diluted net income per share of $0.51 and $0.50, respectively. Compensation expense related to Tronox stock-based awards was not significantly impacted by the adoption of the new standard.

The following table presents unamortized compensation cost associated with awards outstanding at March 31, 2006 and the weighted average period over which it is expected to be recognized (before considering the associated income tax benefit). Compensation cost ultimately recognized may differ from amounts presented below due to changes in the estimate of forfeitures.

	Unamortized Cost (Pretax)	Remaining period
	(Millions of dollars)	(Years)

Stock options issued by Tronox Incorporated	$1.4	2.7
Restricted stock issued by Tronox Incorporated	3.7	2.7
Stock options converted from Kerr-McGee awards	2.6	1.7
Restricted stock converted from Kerr-McGee awards	3.7	1.6
	$11.4

Stock Options - The following table presents a summary of activity for Tronox options for the three months ended March 31, 2006:
				Intrinsic
	Number of		Contractual	Value
	Shares	Price (1)	Life (years) (1)	(Millions) (2)

Options outstanding at December 31, 2005	345,700	$14.00
Options converted from Kerr-McGee awards	920,466	9.62
Options forfeited	(350)	$14.00
Options outstanding at March 31, 2006	1,265,816	$10.81	8.8	$8.1
Options exercisable at March 31, 2006	—

(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.

(2)	Reflects aggregate intrinsic value based on the difference between the market price of Tronox stock and the options' exercise price.

Valuation and cost attribution methods - Options’ fair value is determined on the date of grant using the Black-Scholes option-pricing model and is recognized in earnings (net of expected forfeitures) on a straight-line basis over the employee service period necessary to earn the awards, which is generally the vesting period. However, compensation cost associated with employees whose retention of the options is not contingent on providing future service is recognized immediately upon grant.

Tronox Stock Option valuation - The fair value of the Tronox options granted in 2005 was estimated as of the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

2005
Risk-free interest rate	4.6%
Expected dividend yield	1.5%
Expected volatility	34.5%
Expected term (years)	6.3
Per-unit fair value of options granted	$5.01

Expected Volatility - In setting the volatility assumption, the company considers both the implied volatility of the traded options of peer group companies and historical volatility of peer group company stock prices over the same contractual term as the options.

Expected Term - The expected term represents a weighted average of the expected terms of three groups of plan participants: 1) participants eligible to retire at the measurement date, 2) participants eligible to retire one year after the measurement date, and 3) participants not eligible to retire one year after the measurement date.

Kerr-McGee Stock Option valuation - The following table presents inputs and assumptions used by Kerr-McGee to estimate the fair value of stock options granted to Tronox employees in 2005 and 2004. Prior to January 1, 2006, Kerr-McGee utilized the Black-Scholes option-pricing model to estimate fair value of stock option awards.

	2005	2004
Risk-free interest rate	3.9%	3.5%
Expected dividend yield	3.5%	3.6%
Expected volatility	26.4%	22.6%
Expected term (years)	6.0	5.8
Weighted-average estimate of fair value of options converted	$20.96	$8.63

Restricted Stock - The following table summarizes information about restricted stock activity during the first quarter of 2006:

	Number of	Fair
	Shares	Value (1)

Balance at December 31, 2005	321,790	$13.77
Awards converted from Kerr-McGee awards	628,369	12.98
Forfeited	(880)	$13.77
Balance at March 31, 2006	949,279	$13.25
Vested at March 31, 2006	—

(1)	Represents the weighted-average grant-date fair value.

Valuation and cost attribution method - Grant-date fair value of restricted stock is determined by reference to market quotes for the company’s common stock. Compensation cost is recognized in earnings (net of expected forfeitures) on a straight-line basis over the employee service period necessary to earn the awards, which is generally the vesting period. However, compensation cost associated with employees whose retention of stock awards is not contingent on providing future service is recognized immediately upon grant.

10.   Employee Benefit Plans

Overview - The company has noncontributory defined-benefit retirement plans in the U.S. and Germany, a contributory defined-benefit retirement plan in the Netherlands and company-sponsored contributory postretirement plans for health care and life insurance in the U.S. Most employees are covered under the company’s retirement plans, and substantially all U.S. employees may become eligible for postretirement benefits if they reach retirement age while working for the company. As discussed below, the company’s U.S. plans were established at the Distribution date, according to the employee benefits agreement between Kerr-McGee and Tronox.

Foreign Plans - Net periodic pension cost for the company’s foreign retirement plans for the three months ended March 31, 2006 and 2005 was $0.8 million and $1.0 million, respectively.

U.S. Plans - Effective with the Distribution at March 30, 2006, the company established a U.S. qualified defined benefit plan (funded), a U.S. supplemental nonqualified benefit plan (unfunded) and a U.S. postretirement plan (unfunded). Benefits under the qualified plan are generally based on years of service and final average pay. The supplemental nonqualified benefit plan is designed to maintain benefits for all employees at the plan formula level.

Prior to the Distribution and the establishment of the company’s U.S. plans, Kerr-McGee allocated costs associated with employees covered by its U.S. plans based on salary for defined benefit pension plans and based on active headcount for health and welfare postretirement plans. Net periodic (benefit) cost associated with the U.S. plans allocated to the company for the three months ended March 31, 2006 and 2005 was as follows:
	Three Months Ended March 31,
	2006	2005 (1)
	(Millions of dollars)

U.S. retirement plans	$0.7	$(0.1)
U.S. postretirement plans	2.6	1.9

(1)
Includes costs associated with active and inactive employees of the company’s domestic chemical business and, effective on the IPO date, costs associated with Kerr-McGee corporate employees that became employees of Tronox after the IPO.

The establishment of the U.S. plans resulted in a transfer of certain assets to the company and an assumption of obligations associated with current and former employees participating in such newly established plans. According to the employee benefits agreement between Kerr-McGee and Tronox, as of March 31, 2006, approximately $441.0 million in qualified plan assets had been transferred to Tronox’s newly established trust. The amount of this transfer is expected to be adjusted based on final actuarial analyses in the second quarter of 2006. Although not considered plan assets, certain nonqualified benefit payments will be paid from a newly established Grantor Trust. Assets in the amount of $4.4 million were transferred on April 28, 2006, from the Kerr-McGee Grantor Trust account to the Tronox Grantor Trust account.

The following table presents U.S. obligations and assets assumed by Tronox based on actuarial analyses as well as the funded status, unrecognized items and the resulting prepaid or accrued benefit cost.

	At March 31, 2006
	U.S. Retirement Plans	U.S. Postretirement Plans
	(Millions of dollars)

Accumulated benefit obligation	$(381.8)	$(144.2)

Projected benefit obligation	$(410.9)	$(144.2)
Fair value of plan assets	440.7	—
Funded status - over (under)	29.8	(144.2)
Unrecognized prior service cost	16.9	(5.7)
Unrecognized actuarial (gain) loss	59.2	35.0
Prepaid/(accrued) benefit cost	$105.9	$(114.9)

Classification of the amounts recognized in the Condensed Consolidated Balance Sheet for the U.S. retirement and postretirement plans at March 31, 2006 is shown below.

	At March 31, 2006
	U.S. Retirement Plans	U.S. Postretirement Plans
	(Millions of dollars)

Prepaid pension cost	$108.8	$—
Accrued benefit liability	(2.9)	(10.9)
Noncurrent liability	(1.7)	(104.0)
Accumulated other comprehensive income (before tax)	1.7	—
Total	$105.9	$(114.9)

The actuarial present values of the benefit obligations presented above are based on a discount rate assumption and a rate of compensation increases assumption developed by management. As of March 31, 2006, the company selected a discount rate of 6% for its U.S. plans based on the results of a cash flow matching analysis which used the March 31, 2006 Citigroup Pension Discount Curve and an assumption rate of compensation increases of 3.5% based on the company’s long-term plans for compensation increases and expected economic conditions, including the effects of merit increases, promotions and general inflation. The company also selected an estimated long-term rate of return assumption as of March 30, 2006, of 8% to be used in the determination of net periodic cost for the period from April 1, 2006, through December 31, 2006. This rate was developed after reviewing both a capital asset pricing model using historical data and a forecasted earnings model.

Plan Assets - Asset categories for the company’s funded retirement plan and the associated asset allocations by category at March 31, 2006 are as follows:

At March 31, 2006

Equity securities	54%
Fixed income securities	43
Cash and cash equivalents	3
Total	100%

The U.S. plan is administered by a board-appointed committee that has fiduciary responsibility for the plan’s management. The committee maintains an investment policy stating the guidelines for the performance and allocation of plan assets, performance review procedures and updating of the policy. At least annually, the U.S. plan’s asset allocation guidelines are reviewed in light of evolving risk and return expectations. Current guidelines permit the committee to manage the allocation of funds between equity and debt securities within the range of 40-60% equity securities and 40-60% fixed income securities.

Substantially all of the plan’s assets are invested with eight equity fund managers and five fixed-income fund managers. To control risk, equity fund managers are prohibited from entering into the following transactions, (i) investing in commodities, including all futures contracts, (ii) purchasing letter stock, (iii) short selling and (iv) option trading. In addition, equity fund managers are prohibited from purchasing on margin and are prohibited from purchasing Tronox securities. Equity managers are monitored to ensure investments are in line with their style and are generally permitted to invest in U.S. common stock, U.S. preferred stock, U.S. securities convertible into common stock, common stock of foreign companies listed on major U.S. exchanges, common stock of foreign companies listed on foreign exchanges, covered call writing, and cash and cash equivalents.

Fixed-income fund managers are prohibited from investing in (i) direct real estate mortgages or commingled real estate funds, (ii) private placements above certain portfolio thresholds, (iii) tax exempt debt of state and local governments above certain portfolio thresholds, (iv) fixed income derivatives that would cause leverage, (v) guaranteed investment contracts, and (vi) Tronox securities. They are permitted to invest in debt securities issued by the U.S. government, its agencies or instrumentalities, commercial paper rated A3/P3, FDIC insured certificates of deposit or bankers acceptances, and corporate debt obligations. Each fund manager’s portfolio should have an average credit rating of A or better.

11.   Commitments

At March 31, 2006 the company had outstanding letters of credit of approximately $77.3 million. These letters of credit have been granted to us by financial institutions to support our environmental clean-up costs and miscellaneous operational and severance requirements in international locations.

12.   Contingencies

The following table summarizes the contingency reserve balances, provisions, payments and settlements for the three months ended March 31, 2006, as well as balances, accruals and receipts of reimbursements of environmental costs from other parties.

	Reserves for Litigation	Reserves for Environmental Remediation(1)	Reimbursements Receivable(1)
	(Millions of dollars)

Balance at December 31, 2005	$9.2	$223.7	$56.7
Provisions / Accruals	—	2.0	22.2
Payments / Settlements	(1.4)	(9.2)	(21.3)
Balance at March 31, 2006	$7.8	$216.5	$57.6

(1)
Provisions for environmental remediation and restoration include $2.0 million related to the company’s former forest products operations, thorium compounds manufacturing, uranium and refining operations. Accrual of reimbursements receivable includes $1.7 million related to the company’s former thorium compounds manufacturing. These amounts are reflected in the Condensed Consolidated and Combined Statement of Operations as a component of loss from discontinued operations (net of tax).

Management believes, after consultation with its internal legal counsel, that the company is currently reserved adequately for the probable and reasonably estimable costs of known environmental matters and other contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liabilities at sites now under review. At this time, however, the company cannot reliably estimate a range of future additions to the reserves for any individual site or for all sites collectively. Reserves for each environmental site are based on assumptions regarding the volumes of contaminated soils and groundwater involved, as well as associated excavation, transportation and disposal costs.

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

Environmental

Henderson, Nevada

In 1998, Tronox LLC decided to exit the ammonium perchlorate business. At that time, Tronox LLC curtailed operations and began preparation for the shutdown of the associated production facilities in Henderson, Nevada, that produced ammonium perchlorate and other related products. Manufacture of perchlorate compounds began at Henderson in 1945 in facilities owned by the U.S. government. The U.S. Navy expanded production significantly in 1953 when it completed construction of a plant for the manufacture of ammonium perchlorate. The U.S. Navy continued to own the ammonium perchlorate plant, as well as other associated production equipment at Henderson, until 1962, when the plant was purchased by a predecessor of the company. The ammonium perchlorate produced at the Henderson facility was used primarily in federal government defense and space programs. Perchlorate that may have originated, at least in part, from the Henderson facility has been detected in nearby Lake Mead and the Colorado River, which contribute to municipal water supplies in Arizona, Southern California and Southern Nevada.

Tronox LLC began decommissioning the facility and remediating associated perchlorate contamination, including surface impoundments and groundwater, when it decided to exit the business in 1998. In 1999 and 2001, Tronox LLC entered into consent orders with the Nevada Division of Environmental Protection (“NDEP”) that require it to implement both interim and long-term remedial measures to capture and remove perchlorate from groundwater. In April 2005, Tronox LLC entered into an amended consent order with NDEP that requires, in addition to the capture and treatment of groundwater, the closure of a certain impoundment related to the past production of ammonium perchlorate, including treatment and disposal of solution and sediment contained in the impoundment. A separate agreement reached in 1996 with the NDEP also requires Tronox LLC to test for various potential contaminants at the site, which is ongoing.

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

Financial Reserves - As of March 31, 2006, reserves for environmental remediation at Henderson totaled $35.2 million. As noted above, the long-term scope, duration and cost of groundwater remediation and impoundment closure are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future. However, the amount of any additional costs cannot be reasonably estimated at this time.

Litigation - In 2000, Tronox LLC initiated litigation against the United States seeking contribution for its Henderson response costs. The suit was based on the fact that the government owned the plant in the early years of its operation, exercised significant control over production at the plant and the sale of products produced at the plant, even while not the owner, and was the largest consumer of products produced at the plant. Before trial, the parties agreed to a settlement of the claims against the United States. The settlement was memorialized in a consent decree approved by the court on January 13, 2006. In February 2006, under the consent decree, the United States paid Tronox LLC $20.5 million in contribution for past costs. Commencing January 1, 2011, the United States will be obligated to pay 21% of Tronox LLC’s remaining response costs at Henderson, if any, related to perchlorate.

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

At March 31, 2006, the company had received $6.6 million of cost reimbursement under the insurance policy, and expects additional estimated aggregate cleanup cost of $91.7 million less the $61.3 million self-insured retention to be covered by the policy (for a net amount of $30.4 million in additional reimbursement). The company believes that additional reimbursement of approximately $30.4 million is probable, and, accordingly, the company has recorded a receivable in the financial statements for that amount.

West Chicago, Illinois

In 1973, Tronox LLC closed a facility in West Chicago, Illinois, that processed thorium ores for the federal government and for certain commercial purposes. Historical operations had resulted in low-level radioactive contamination at the facility and in surrounding areas. The original processing facility is regulated by the State of Illinois (the “State”), and four vicinity areas are designated as Superfund sites on the National Priorities List (“NPL”).

Closed Facility - Pursuant to agreements reached in 1994 and 1997 among Tronox LLC, the City of West Chicago and the State regarding the decommissioning of the closed West Chicago facility, Tronox LLC has substantially completed the excavation of contaminated soils and has shipped those soils to a licensed disposal facility. Surface restoration was completed in 2004, except for areas designated for use in connection with the Kress Creek remediation discussed below. Groundwater monitoring and remediation is expected to continue for approximately ten years.

Vicinity Areas - EPA has listed four areas in the vicinity of the closed West Chicago facility on the NPL and has designated Tronox LLC as a Potentially Responsible Party (“PRP”) in these four areas. Tronox LLC has substantially completed remedial work for three of the areas (known as the Residential Areas, Reed-Keppler Park and the Sewage Treatment Plant). The other NPL site, known as Kress Creek, is contiguous and involves low levels of insoluble thorium residues, principally in streambanks and streambed sediments, virtually all within a floodway. Tronox LLC has reached an agreement with the appropriate federal and state agencies and local communities regarding the characterization and cleanup of the sites, past and future government response costs, and the waiver of natural resource damages claims. The agreement is incorporated in consent decrees, which were approved and entered by the federal court in August 2005. The cleanup work, which began in the third quarter of 2005, is expected to take about four to five years to complete, will require excavation of contaminated soils and stream sediments, shipment of excavated materials to a licensed disposal facility and restoration of affected areas.

Financial Reserves - As of March 31, 2006, the company had reserves of $83.6 million for costs related to the West Chicago facility and vicinity properties. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (“Title X”) (discussed below).

Government Reimbursement - Pursuant to Title X, the U.S. Department of Energy (“DOE”) is obligated to reimburse the company for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility’s production was dedicated to U.S. government contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government’s full share of West Chicago cleanup costs. Through March 31, 2006, the company had been reimbursed approximately $280.6 million under Title X.

Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged the company’s cleanup expenditures. As of March 31, 2006, the government’s share of costs incurred by the company but not yet reimbursed by the DOE totaled approximately $27.0 million, which includes $1.5 million accrued in 2006. The company received $12.0 million from the government in April 2006 and believes that receipt of the remaining $15.0 million in due course following additional congressional appropriations is probable and has reflected that amount as a receivable in the financial statements. The company will recognize recovery of the government’s share of future remediation costs for the West Chicago sites as it incurs the cash expenditures.

Ambrosia Lake, New Mexico

From the late 1950s until 1988, the company operated a uranium mining and milling operation at Ambrosia Lake near Grants, New Mexico, pursuant to a license issued by the Atomic Energy Commission (“AEC”), now the Nuclear Regulatory Commission (“NRC”). When the operation was sold, the company retained responsibility for certain environmental conditions existing at the site, including mill tailings, selected ponds and groundwater contamination related to the mill tailings and unlined ponds. Since 1989, the unaffiliated current owner of the site, Rio Algom Mining LLC (“Rio Algom”), has been decommissioning the site pursuant to the license issued by NRC. Mill tailings, certain impacted surface soils and selected pond sediments have been consolidated in an onsite containment unit, and groundwater treatment has been ongoing. Under terms of the sales agreement, which included provisions capping the liability of Rio Algom, the company became obligated to solely fund the remediation for the items described above when total expenditures exceeded $30 million, which occurred in late 2000. A request to cease groundwater treatment has been under review by the NRC since 2001. In addition, a decommissioning plan for remaining impacted soil was submitted by Rio Algom to the NRC in January 2005 and is currently under review. If approved, the soil decommissioning plan would take about one to two years to complete. The state of New Mexico had raised issues about certain non-radiological constituents in the groundwater at the site. A request to cease groundwater treatment, that included the non-radiological constituents, was approved by the NRC in February 2006. Discussions regarding these issues are ongoing, and resolution of them could affect remediation costs and/or delay ultimate site closure.

In addition to those remediation activities described above for which reserves have been established as described below, Rio Algom is investigating soil contamination potentially caused by past discharge of mine water from the site, for which no reserve has been established.

Financial Reserves - As of March 31, 2006, the company had reserves of $10.9 million for the costs of the remediation activities described above, including groundwater remediation. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

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

Crescent, Oklahoma

Beginning in 1965, Cimarron Corporation (“Cimarron”) operated a facility near Crescent, Oklahoma, at which it produced uranium and mixed oxide nuclear fuels pursuant to licenses issued by AEC (now NRC). Operations at the facility ceased in 1975. Since that time, buildings and soils were decommissioned in accordance with the NRC licenses. In limited areas of the site, groundwater is contaminated with radionuclides, and, in 2003, Cimarron submitted to the NRC and the Oklahoma Department of Environmental Quality (“ODEQ”) a draft remediation work plan addressing the groundwater contamination. In 2005, the company began evaluating available technologies to address remaining groundwater issues. The company will submit a plan to the NRC and the ODEQ addressing those issues following the evaluation. Duration of remedial activities currently cannot be estimated.

Financial Reserves - As of March 31, 2006, the company had reserves of $6.2 million for the costs of the remediation activities, including those currently under evaluation by the NRC and the ODEQ, described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Lakeview, Oregon

A predecessor of Tronox Worldwide LLC operated two uranium mines near Lakeview, Oregon, from 1958 to 1960. The mines are currently designated as a Superfund site. In 2001, EPA issued a Record of Decision (“ROD”) requiring consolidation and capping of contaminated soils and continued neutralization of acidic waters in one of the two mines. It is anticipated that required work, which began in the second quarter of 2005, will take about one to two more years to complete.

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

Financial Reserves - As of March 31, 2006, the company had reserves of $3.5 million for its share of the remediation activities described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

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

Financial Reserves - As of March 31, 2006, the company had reserves of $2.7 million for the costs of the remediation required by the ROD as well as closure of the above mentioned ten-acre pond. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Milwaukee, Wisconsin

In 1976, Tronox LLC closed a wood-treatment facility it had operated in Milwaukee, Wisconsin. Operations at the facility prior to its closure had resulted in the contamination of soil and groundwater at and around the site with creosote and other substances used in wood treating. In 1984, EPA designated the Milwaukee wood-treatment facility as a Superfund site under CERCLA, listed the site on the NPL and named Tronox LLC as a PRP. Tronox LLC executed a consent decree in 1991 that required it to perform soil and groundwater remediation at and below the former wood-treatment area and to address a tributary creek of the Little Menominee River that had become contaminated as a result of the wood-treatment operations. Actual remedial activities were deferred until after the decree was finally entered in 1996 by a federal court in Milwaukee.

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

Financial Reserves - As of March 31, 2006, the company had reserves of $4.2 million for the costs of the remediation work described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. The costs associated with remediation, if any, of the lower portion of the tributary creek are not reasonably estimable at this time and, thus, no reserve has been recorded.

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

Sauget, Illinois

From 1927 to 1969, Tronox LLC operated a wood-treatment plant on a 60-acre site in the Village of Sauget (formerly known as Monsanto) in St. Clair County, Illinois. Operations on the property resulted in the contamination of soil, surface water and groundwater at the site with creosote and other substances used in wood treating. In 1988, Tronox LLC entered into a court-approved consent order with the Illinois Attorney General and Illinois Environmental Protection Agency. The consent order requires Tronox LLC to perform an environmental investigation and remediation feasibility study, and this work is ongoing. Soil remediation and groundwater monitoring are being conducted, and further remediation options to address sediment and surface water are being evaluated. Duration of remedial activities currently cannot be estimated.

Financial Reserves - As of March 31, 2006, the company had reserves of approximately $8.3 million for the remediation activities, including those currently under evaluation, described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

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

Financial Reserves - As of March 31, 2006, the company had reserves of approximately $2.7 million for the remediation activities described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Cleveland, Oklahoma

Triple S Refining Corporation (“Triple S”), formerly known as Kerr-McGee Refining Corporation, owned and operated a petroleum refinery near Cleveland, Oklahoma, until the facility was closed in 1972. In 1992, Triple S entered into a Consent Order with the Oklahoma Department of Health (later, the ODEQ), which addresses the remediation of air, soil, surface water and groundwater contaminated by hydrocarbons and other refinery related materials. Facility dismantling and several interim remedial measures have been completed. In 2004, ODEQ approved the soil and waste feasibility study, which includes construction of an on-site disposal cell. Design of the cell is in process. In addition, a feasibility study of surface and groundwater remedial measures has been submitted to ODEQ and currently is under review. Duration of remedial activities currently cannot be estimated.

Financial Reserves - As of March 31, 2006, the company had reserves of approximately $4.2 million for the remediation activities described above, including the remedial measures recommended in the feasibility study currently under review. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

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

Financial Reserves - As of March 31, 2006, the company had reserves of $11.6 million for the costs of the ongoing remediation and decommissioning work described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

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

Financial Reserves - As of March 31, 2006, the company had reserves of $4.3 million for the costs of the remediation activities described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Jacksonville, Florida

In 1970, Tronox LLC purchased a facility in Jacksonville, Florida, that manufactured and processed fertilizers, pesticides and herbicides. Tronox LLC closed the facility in 1978. In 1988, all structures were removed and Tronox LLC began site characterization studies. In 2000, Tronox LLC entered into a consent order with EPA to conduct a remedial investigation and a feasibility study. The remedial investigation was completed and submitted to EPA in August 2005. It is anticipated that the feasibility study will be submitted to EPA in late 2006 and that it will recommend soil remediation and excavation at the site as well as site capping.

Financial Reserves - As of March 31, 2006, the company had reserves of $5.4 million to complete the feasibility study and to conduct the cleanup and remediation activities the company expects to recommend to EPA. Although actual costs may differ from the current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Other Sites

In addition to the sites described above, the company is responsible for environmental costs related to certain other sites. These sites relate primarily to wood-treating, chemical production, landfills, mining, and oil and gas refining, distribution and marketing. As of March 31, 2006, the company had reserves of $33.7 million for the environmental costs in connection with these other sites. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Pursuant to the MSA, Kerr-McGee will reimburse the company for a portion of the environmental remediation costs it incurs and pays (net of any cost reimbursements it recovers or expects to recover from insurers, governmental authorities or other parties). The reimbursement obligation extends to costs incurred at any site associated with any of the company’s former businesses or operations.

With respect to any site for which the company has established a reserve as of the effective date of the MSA, 50% of the remediation costs the company incurs in excess of the reserve amount (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. With respect to any site for which the company has not established a reserve as of the effective date of the MSA, 50% of the amount of the remediation costs the company incurs and pays (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. At March 31, 2006, the company had a receivable of $0.2 million from Kerr-McGee for remediation costs incurred in excess of established reserves.

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

Birmingham, Alabama

Until 1995, Triple S operated a petroleum terminal in Birmingham, Alabama. In late 2005, a local church, which is located on property adjacent to the site, demanded payment for damages of approximately $25 million in connection with a release of petroleum alleged to have occurred at the terminal and threatened litigation. In March 2006, the company filed a lawsuit seeking a declaration of the parties’ rights and injunctive relief. The defendant has moved to dismiss the company’s suit and has also filed a countersuit in the circuit court for Jefferson County, Alabama, against the company and third parties seeking property damages, injunctive relief and costs. The company has not provided a reserve for the litigation because at this time it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The company currently believes that the ultimate resolution of the litigation is not likely to have a material adverse effect on the company.

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

In 2003, Tronox LLC entered into a settlement agreement that resolved approximately 1,490 of the Hattiesburg claims, which resulted in aggregate payments by Tronox LLC of approximately $0.6 million. In December 2005, Tronox LLC entered into settlement agreements to resolve up to 1,335 of the remaining Hattiesburg claims and up to 879 of the Columbus claims. The December 2005 settlement agreements require Tronox LLC to pay up to $2.5 million, of which $1.8 million was paid in December 2005. In addition, all of the remaining Hattiesburg claims have been dismissed without prejudice on the basis of failure to pay filing fees and failure to disclose information in compliance with court orders. The company currently believes that the unresolved claims relating to the Columbus, Hattiesburg, Texarkana and Avoca plants are without substantial merit and is vigorously defending against them.

Financial Reserves - As of March 31, 2006, the company had reserves of $7.3 million related to forest products litigation. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time. The company currently believes that the ultimate resolution of the forest products litigation is not likely to have a material adverse effect on the company.

Kemira

In 2000, the company acquired its titanium dioxide production facility in Savannah, Georgia, from Kemira Pigments Oy, a Finnish company, and its parent, Kemira Oyj (together, “the Sellers”). After acquiring the facility, the company discovered that certain matters associated with environmental conditions and plant infrastructure were not consistent with representations made by the Sellers. The company sought recovery for breach of representations and warranties in a proceeding before the London Court of International Arbitration (“LCIA”). On May 9, 2005, the company received notice from the LCIA that the LCIA had found in favor of the company as to liability with respect to certain of the claims. The LCIA still must determine the amount of damages and a hearing related to this has been scheduled for late May 2006. The company currently cannot reasonably estimate the amount of damages that will be awarded. The company will recognize a receivable, if and when damages are awarded and all contingencies associated with any recovery are resolved.

Other Matters

The company is party to a number of legal and administrative proceedings involving environmental and/or other matters pending in various courts or agencies. These proceedings, individually and in the aggregate, are not expected to have a material adverse effect on the company. These proceedings also are associated with facilities currently or previously owned, operated or used by the company and/or its predecessors, some of which include claims for personal injuries, property damages, cleanup costs and other environmental matters. Current and former operations of the company also involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company to clean up various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances and/or other materials have been contained, disposed of or released. Some of these sites have been designated Superfund sites by EPA pursuant to CERCLA or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which the company operates.

13.   Business Segments

The company has two reportable segments: pigment and electrolytic and other chemical products. The pigment segment primarily produces and markets titanium dioxide pigment and has production facilities in the United States, Australia, Germany and the Netherlands. The pigment segment also includes heavy minerals production operated via our joint venture arrangement. The heavy minerals production is integrated with our Australian pigment plant, but also has sales to third parties. Electrolytic and other chemical products segment represents the company’s electrolytic manufacturing and marketing operations, all of which are located in the United States. Segment performance is evaluated based on operating profit, which represents results of segment operations before considering general expenses and environmental provisions related to sites no longer in operation, interest and debt expense, other income (expense) and income taxes.

	Three Months Ended March 31,
	2006	2005
	(Millions of dollars)
Net sales
Pigment	$309.0	$310.8
Electrolytic and other chemical products	27.2	23.4
Total	$336.2	$334.2
Operating profit
Pigment	$25.7	$31.7
Electrolytic and other chemical products(1)	21.8	(8.7)
	47.5	23.0
Expenses of nonoperating sites(2)	(2.5)	(0.2)
Total operating profit	45.0	22.8
Interest and debt expense - third parties	12.0	—
Other income (expense)	4.4	(5.0)
Income tax provision	(13.8)	(5.4)
Income from continuing operations	$23.6	$12.4

(1)
Includes $(20.5) million and $11.0 million for the three months ended March 31, 2006 and 2005, respectively, of environmental charges, net of reimbursements, related to ammonium perchlorate at the company’s Henderson facility.

(2)
Includes general expenses and environmental provisions related to various businesses in which the company’s affiliates are no longer engaged, but that have not met the criteria for reporting as discontinued operations.

14.   Condensed Consolidating and Combining Financial Information

The senior unsecured notes, issued jointly by Tronox Worldwide LLC and Tronox Finance Corp., with an aggregate principal amount of $350.0 million have been fully and unconditionally guaranteed by Tronox Incorporated and all of its material wholly-owned domestic subsidiaries. As a result of these guarantee arrangements, the company is required to present condensed consolidating and combining financial information.

The following tables for the periods ended March 31, 2006 and December 31, 2005 present condensed consolidating and combining financial information for (a) Tronox Incorporated, the parent company and also one of the guarantors, (b) the Issuers, Tronox Worldwide LLC and Tronox Finance Corp., (c) the guarantor subsidiaries and (d) the nonguarantor subsidiaries.

Tronox Incorporated and Tronox Finance Corp. were formed subsequent to March 31, 2005. Therefore, condensed consolidating and combining financial information for the period ended March 31, 2005 present condensed consolidating and combining financial information for (a) the Issuer, Tronox Worldwide LLC, (b) the guarantor subsidiaries and (c) the nonguarantor subsidiaries.

Other income (expense) in the Condensed Consolidating and Combining Statement of Operations for all periods presented includes equity interest in income (loss) of subsidiaries.

Condensed Consolidating and Combining Statement of Operations
Three Months Ended March 31, 2006

	Tronox Incorporated	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)

Net sales	$—	$—	$181.9	$172.5	$(18.2)	$336.2
Cost of goods sold	—	—	150.1	143.8	(17.9)	276.0
Gross margin	—	—	31.8	28.7	(0.3)	60.2
Selling, general and administrative expenses	0.5	0.2	20.7	15.2	(0.9)	35.7
Provision for environmental remediation and restoration, net of reimbursements	—	—	(20.5)	—	—	(20.5)
	(0.5)	(0.2)	31.6	13.5	0.6	45.0
Interest and debt expense - third parties	—	12.5	(0.2)	(0.3)	—	12.0
Other income (expense)	20.9	31.3	3.2	3.4	(54.4)	4.4
Income from Continuing Operations before Income Taxes	20.4	18.6	35.0	17.2	(53.8)	37.4
Income Tax Benefit (Provision)	0.2	2.4	(9.7)	(6.7)	—	(13.8)
Income from Continuing Operations	20.6	21.0	25.3	10.5	(53.8)	23.6
Loss from Discontinued Operations, net of taxes	—	(0.1)	(2.9)	—	—	(3.0)
Net Income	$20.6	$20.9	$22.4	$10.5	$(53.8)	$20.6

Condensed Consolidating and Combining Statement of Operations
Three Months Ended March 31, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	(Millions of dollars)

Net sales	$—	$180.2	$182.0	$(28.0)	$334.2
Cost of goods sold	—	144.8	154.0	(26.5)	272.3
Gross margin	—	35.4	28.0	(1.5)	61.9
Selling, general and administrative expenses	—	13.5	16.5	(1.8)	28.2
Provision for environmental remediation and restoration, net of reimbursements	—	10.9	—	—	10.9
	—	11.0	11.5	0.3	22.8
Other income (expense)	3.0	2.3	0.8	(11.1)	(5.0)
Income from Continuing Operations before Income Taxes	3.0	13.3	12.3	(10.8)	17.8
Income Tax Benefit (Provision)	0.2	(2.5)	(3.1)	—	(5.4)
Income from Continuing Operations	3.2	10.8	9.2	(10.8)	12.4
Loss from Discontinued Operations, net of taxes	(0.9)	(7.5)	—	—	(8.4)
Net Income	$2.3	$3.3	$9.2	$(10.8)	$4.0

Condensed Consolidating Balance Sheet as of March 31, 2006

	Tronox Incorporated	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$15.8	$41.5	$—	$57.3
Intercompany receivables	—	—	59.8	11.6	(71.4)	—
Accounts receivable, net of allowance for doubtful accounts	—	0.2	161.1	163.4	—	324.7
Inventories	—	—	209.8	138.7	(0.6)	347.9
Prepaid and other assets	0.8	0.1	7.5	11.2	—	19.6
Income tax receivable	—	—	—	0.8	—	0.8
Deferred income taxes	—	7.4	27.2	3.8	(1.5)	36.9
Total Current Assets	0.8	7.7	481.2	371.0	(73.5)	787.2

Property, Plant and Equipment—Net	—	9.9	464.0	372.9	—	846.8
Investments in Subsidiaries	2,202.6	986.2	171.8	—	(3,360.6)	—
Long-Term Receivables, Investments and Other Assets	113.0	13.0	56.8	11.6	—	194.4
Goodwill and Other Intangible Assets	—	—	28.2	33.0	—	61.2
Total Assets	$2,316.4	$1,016.8	$1,202.0	$788.5	$(3,434.1)	$1,889.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Intercompany borrowings	$530.6	$—	$129.6	$218.5	$(878.7)	$—
Accounts payable	—	1.5	71.7	111.3	—	184.5
Accrued liabilities	14.5	24.6	101.4	31.2	—	171.7
Long-term debt due within one year	—	2.0	—	—	—	2.0
Income taxes payable	—	—	9.6	2.1	—	11.7
Total Current Liabilities	545.1	28.1	312.3	363.1	(878.7)	369.9

Noncurrent Liabilities
Deferred income taxes	0.3	—	58.6	32.5	(1.5)	89.9
Environmental remediation and/or restoration	—	4.3	134.5	—	—	138.8
Long-term debt	—	547.5	—	—	—	547.5
Other	108.4	10.6	43.0	65.9	0.2	228.1
Total Noncurrent Liabilities	108.7	562.4	236.1	98.4	(1.3)	1,004.3

Total Stockholders’ Equity	1,662.6	426.3	653.6	327.0	(2,554.1)	515.4
Total Liabilities and Stockholders’ Equity	$2,316.4	$1,016.8	$1,202.0	$788.5	$(3,434.1)	$1,889.6

Condensed Consolidating Balance Sheet as of December 31, 2005

	Tronox Incorporated	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$23.8	$45.2	$—	$69.0
Intercompany receivables	—	—	53.0	11.4	(64.4)	—
Accounts receivable, net of allowance for doubtful accounts	0.8	—	173.9	156.9	—	331.6
Inventories	—	—	192.2	121.3	(1.2)	312.3
Prepaid and other assets	0.8	—	12.8	14.9	—	28.5
Income tax receivable	—	—	—	2.4	—	2.4
Deferred income taxes	—	8.4	26.6	3.1	(2.5)	35.6
Total Current Assets	1.6	8.4	482.3	355.2	(68.1)	779.4

Property, Plant and Equipment—Net	—	—	475.8	363.9	—	839.7
Investments in Subsidiaries	2,222.4	996.8	203.5	—	(3,422.7)	—
Long-Term Receivables, Investments and Other Assets	—	13.2	53.9	11.7	—	78.8
Goodwill and Other Intangible Assets	—	—	28.2	32.2	—	60.4
Total Assets	$2,224.0	$1,018.4	$1,243.7	$763.0	$(3,490.8)	$1,758.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Intercompany borrowings	$543.1	$—	$111.5	$214.7	$(869.3)	$—
Accounts payable	0.3	2.2	75.4	117.4	—	195.3
Accrued liabilities	2.0	14.3	119.8	32.8	—	168.9
Long-term debt due within one year	—	2.0	—	—	—	2.0
Income taxes payable	2.2	—	6.3	0.3	—	8.8
Total Current Liabilities	547.6	18.5	313.0	365.2	(869.3)	375.0

Noncurrent Liabilities
Deferred income taxes	0.3	—	54.2	27.0	(2.5)	79.0
Environmental remediation and/or restoration	—	7.2	128.5	10.2	—	145.9
Long-term debt	—	548.0	—	—	—	548.0
Other	—	1.2	56.4	66.1	(2.3)	121.4
Total Noncurrent Liabilities	0.3	556.4	239.1	103.3	(4.8)	894.3

Total Stockholders’ Equity	1,676.1	443.5	691.6	294.5	(2,616.7)	489.0
Total Liabilities and Stockholders’ Equity	$2,224.0	$1,018.4	$1,243.7	$763.0	$(3,490.8)	$1,758.3

Condensed Consolidating and Combining Statement of Cash Flows
Three Months Ended March 31, 2006

	Tronox Incorporated	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)
Cash Flows from Operating Activities
Net income	$20.6	$20.9	$22.4	$10.5	$(53.8)	$20.6
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	—	—	14.4	10.1	—	24.5
Deferred income taxes	—	1.0	3.5	2.6	—	7.1
Equity in earnings of subsidiaries	(20.9)	(25.2)	(8.3)	—	54.4	—
Provision for environmental remediation and restoration, net of reimbursements	—	—	(20.2)	—	—	(20.2)
Other noncash items affecting net income	—	0.7	14.2	0.6	—	15.5
Changes in assets and liabilities	(0.2)	15.0	(14.3)	(33.6)	—	(33.1)
Net cash provided by (used in) operating activities	(0.5)	12.4	11.7	(9.8)	0.6	14.4
Cash Flows from Investing Activities
Capital expenditures	—	—	(9.1)	(12.7)	—	(21.8)
Other investing activities	—	—	0.1	—	—	0.1
Net cash used in investing activities	—	—	(9.0)	(12.7)	—	(21.7)
Cash Flows from Financing Activities
Repayment of debt	—	(0.5)	—	—	—	(0.5)
Costs of obtaining financing	—	(1.2)	—	—	—	(1.2)
Net transfers with affiliates	0.5	(10.7)	(10.7)	21.5	(0.6)	—
Net cash provided by (used in) financing activities	0.5	(12.4)	(10.7)	21.5	(0.6)	(1.7)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(2.7)	—	(2.7)
Net Decrease in Cash and Cash Equivalents	—	—	(8.0)	(3.7)	—	(11.7)
Cash and Cash Equivalents at Beginning of Period	—	—	23.8	45.2	—	69.0
Cash and Cash Equivalents at End of Period	$—	$—	$15.8	$41.5	$—	$57.3

Condensed Consolidating and Combining Statement of Cash Flows
Three Months Ended March 31, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	(Millions of dollars)
Cash Flows from Operating Activities
Net income	$2.3	$3.3	$9.2	$(10.8)	$4.0
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	—	14.4	12.4	—	26.8
Deferred income taxes	0.2	(10.5)	0.7	—	(9.6)
Equity in earnings of subsidiaries	(3.1)	(8.0)	—	11.1	—
Provision for environmental remediation and restoration, net of reimbursements	—	21.6	—	—	21.6
Allocations from Kerr-McGee	0.1	16.3	(4.5)	—	11.9
Other noncash items affecting net income	1.4	0.3	3.2	—	4.9
Changes in assets and liabilities	(2.4)	20.3	10.7	—	28.6
Net cash provided by (used in) operating activities	(1.5)	57.7	31.7	0.3	88.2
Cash Flows from Investing Activities
Capital expenditures	—	(4.6)	(7.2)	—	(11.8)
Other investing activities	—	0.7	—	—	0.7
Net cash used in investing activities	—	(3.9)	(7.2)	—	(11.1)
Cash Flows from Financing Activities
Net transfers with affiliates	1.5	(57.1)	24.0	(0.3)	(31.9)
Net cash provided by (used in) financing activities	1.5	(57.1)	24.0	(0.3)	(31.9)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	0.7	—	0.7
Net Increase (Decrease) in Cash and Cash Equivalents	—	(3.3)	49.2	—	45.9
Cash and Cash Equivalents at Beginning of Period	—	4.8	19.0	—	23.8
Cash and Cash Equivalents at End of Period	$—	$1.5	$68.2	$—	$69.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Recent Developments

We are the world’s third-largest producer and marketer of titanium dioxide based on reported industry capacity by the leading titanium dioxide producers, and we have an estimated 13% market share of the $9 billion global market in 2005 based on reported industry sales. We also produce and market electrolytic manganese dioxide and sodium chlorate, as well as boron-based and other specialty chemicals. We operate seven production facilities and have direct sales and technical service organizations in the United States, Europe and the Asia-Pacific region. Also, the company has in the past operated or held businesses or properties, or currently holds properties, that do not relate to the current chemical business.

Our business has two reportable segments: pigment and electrolytic and other chemical products. Our pigment segment primarily produces and markets titanium dioxide pigment, a white pigment used in a wide range of products for its exceptional ability to impart whiteness, brightness and opacity. Performance of our pigment segment is cyclical and tied closely to general economic conditions, including global gross domestic product. Events that negatively affect discretionary spending also may negatively affect demand for finished products that contain titanium dioxide. Our pigment segment also is affected by seasonal fluctuations in the demand for coatings, the largest end-use market for titanium dioxide. The electrolytic and other chemical products segment produces chemicals for both rechargeable and non-rechargeable batteries, sodium chlorate for pulp bleaching used in the paper industry and boron-based specialty chemicals used in pharmaceuticals, high performance fibers and other specialty products. We are a key supplier and have leading market positions in each of these products.

Distribution of Tronox Class B shares. On March 30, 2006, Kerr-McGee completed its spin-off of Tronox Class B shares (“the Distribution”). Concurrently, as provided in the employee benefits agreement between Tronox and Kerr-McGee, certain of our employees received Tronox stock-based awards as a result of a conversion of unvested Kerr-McGee stock options, restricted stock, stock opportunity grants and performance units. Approximately 920,000 stock options and 625,000 restricted stock awards resulted from the conversion based on the closing stock prices of Kerr-McGee and Tronox on March 30, 2006.

Also concurrent with the Distribution, Tronox established certain tax-qualified and nonqualified pension and postretirement plans for its U.S. employees previously covered under the U.S. benefit plans of Kerr-McGee. As a result, the company assumed certain obligations and received associated trust assets in accordance with the employee benefits agreement between the two companies.

The company adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Share-Based Payment" effective January 1, 2006, using the modified prospective method of transition. Including the effects of adopting the new accounting standard and the effects of the conversion of Kerr-McGee stock-based awards, stock-based compensation expense in the first quarter of 2006 totaled $4.0 million ($2.5 million on an after tax basis). In accordance with this standard, for the remainder of the 2006 year, we expect to recognize $4.5 million to $5.5 million of stock-based compensation expense, pretax. The total unamortized compensation cost as of March 31, 2006 was $11.4 million. Compensation cost ultimately recognized may differ from this amount due to changes in the estimate of forfeitures.

Results of Operations

The following table summarizes segment operating profit, with a reconciliation to consolidated and combined net income for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(Millions of dollars)
Net sales—
Pigment	$309.0	$310.8
Electrolytic and other chemical products	27.2	23.4
Total	$336.2	$334.2
Operating profit(1)—
Pigment	$25.7	$31.7
Electrolytic and other chemical products(2)	21.8	(8.7)
Subtotal	47.5	23.0
Expenses of nonoperating sites(3)	(2.5)	(0.2)
Operating profit	45.0	22.8
Interest and debt expense - third parties	12.0	—
Other income (expense)(4)	4.4	(5.0)
Provision for income taxes	(13.8)	(5.4)
Income from continuing operations	23.6	12.4
Discontinued operations, net of taxes	(3.0)	(8.4)
Net income	$20.6	$4.0

(1)
Our management evaluates segment performance based on segment operating profit, which represents the results of segment operations before unallocated costs, such as general expenses and environmental provisions related to sites no longer in operation, income tax expense or benefit and other income (expense). Total operating profit of both of our segments is a non-GAAP financial measure of the company’s performance, as it excludes general expenses and environmental provisions related to sites no longer in operation which are a component of operating profit, the most comparable GAAP measure. Our management considers total operating profit of our segments to be an important supplemental measure of our operating performance by presenting trends in our core businesses and facilities currently in operation. This measure is used by us for planning and budgeting purposes and to facilitate period-to-period comparisons in operating performance of our reportable segments in the aggregate by eliminating items that affect comparability between periods. We believe that total operating profit of our segments is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers. Additionally, it highlights operating trends and aids analytical comparisons. However, total operating profit of our segments has limitations and should not be used as an alternative to operating profit, a performance measure determined in accordance with GAAP, as it excludes certain costs that may affect our operating performance in future periods.

(2)
Includes $(20.5) million and $11.0 million for the three months ended March 31, 2006 and 2005, respectively, of environmental charges, net of reimbursements, related to ammonium perchlorate at the company’s Henderson, Nevada, facility.

(3)
Includes general expenses and environmental provisions related to various businesses in which our affiliates are no longer engaged but that have not met the criteria for reporting as discontinued operations.

(4)	Three months ended March 31, 2005, includes interest expense allocated to us by Kerr-McGee based on specifically identified borrowings from Kerr-McGee at Kerr-McGee’s average borrowing rates.

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Net Sales. Net sales increased by $2.0 million, or 0.6%, to $336.2 million in the first quarter of 2006 from $334.2 million in the first quarter of 2005. The increase was primarily due to an increase in the electrolytic and other chemical product segment sales of $3.8 million offset by a decrease in the pigment segment sales of $1.8 million, as discussed below under “Pigment Segment - Net Sales” and “Electrolytic and Other Chemical Products Segment - Net Sales.”

Gross Margin. Gross margin for the first quarter of 2006 was $60.2 million compared to $61.9 million in the first quarter of 2005. As a percent of sales, gross margin declined slightly to 17.9% from 18.5% in the same period of the prior year. Margins were negatively impacted by higher production costs, primarily due to increased process chemical and energy costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.5 million in the first quarter of 2006 compared to the first quarter of 2005. The increase was primarily due to increased compensation and benefit costs, including costs related to stock-based awards, certain retention award programs, and increased retirement and postretirement expense.

Provision for Environmental Remediation and Restoration, net of Reimbursements. The provision for environmental remediation and restoration, net of reimbursements, was income of $20.5 million in the first quarter of 2006 compared to an expense of $10.9 million in the same period of 2005. The income recognized in 2006 consisted of a $20.5 million reimbursement settlement of our claim against the United States for contribution of past costs for ammonium perchlorate remediation at our Henderson, Nevada, facility. The provision in the first quarter of 2005 related to the remediation of ammonium perchlorate contamination at the Henderson facility as it was determined that the groundwater remediation system would need to be operated and maintained over an extended time period (see Note 12 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q).

Interest and Debt Expense — Third Parties. Interest and debt expense to outside parties was $12.0 million in the first quarter of 2006 compared to nil in the same period of the prior year. The increase was due to interest on the company’s unsecured notes and term loan facility that were entered into concurrent with the initial public offering (“IPO”) in November 2005.

Other Income (Expense). Other income for the first quarter of 2006 was $4.4 million compared to expense of $5.0 million in the first quarter of 2005. The $9.4 million increase was primarily due to the elimination in 2006 of interest expense allocated from affiliates ($3.1 million), the elimination of the asset securitization program and the fees associated with it ($2.8 million), and an increase in gains in 2006 compared to 2005 attributable to changes in the exchange rates for both the euro and the Australian dollar ($2.8 million).

Income Tax Provision. Our effective tax rate related to continuing operations for the first quarter of 2006 was 36.9% compared to 30.3% for the same period in 2005. Our effective tax rate was higher in the first quarter of 2006 primarily due to the taxation of foreign operations.

Loss from Discontinued Operations. The loss from discontinued operations, net of taxes, in the first quarter of 2006 was $3.0 million compared to $8.4 million in the first quarter of 2005. The 2006 loss was primarily attributable to legal fees and environmental costs associated with the company’s former forest products operations. The loss in 2005 was primarily related to additional environmental costs for the former West Chicago site (see Note 12 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q).

Pigment Segment

Net Sales. Net sales decreased $1.8 million, or 0.6%, in the first quarter of 2006 compared to the same period in 2005. Lower sales volumes accounted for a decrease of $3.4 million, while an increase in average selling prices partially offset the volume impact. Stronger market conditions contributed to the improvement in pricing, although pricing was negatively impacted approximately $11.1 million related to exchange rate changes on the euro between the first quarter of 2005 and the first quarter of 2006. The decline in volume was due to the shutdown of our sulfate production facility in Savannah, Georgia, in 2004, as we sold our remaining inventory in the first quarter of 2005, and due to slightly reduced volumes in the first quarter of 2006 following a strong 2005 fourth quarter.

Operating Profit. Operating profit in the first quarter of 2006 was $25.7 million, a decrease of $6.0 million from $31.7 million in the first quarter of 2005. Offsetting the favorable affects of the selling prices mentioned above, operating results were negatively impacted $3.5 million by higher production costs. The increased production costs were primarily due to increased process chemical and energy costs which were partially offset by the favorable impact of exchange rate changes on the euro between the first quarter of 2005 and the first quarter of 2006. Selling, general and administrative expenses increased $4.1 million due to increased compensation and benefit costs, including stock-based awards, and increased retirement and postretirement expense.

Electrolytic and Other Chemical Products Segment

Net Sales. Net sales in the first quarter of 2006 were $27.2 million, an increase of $3.8 million compared to the first quarter of 2005. Sales volumes for all products were higher than the previous year due to strong market demand and concerted efforts to increase market share for established products and continued commercialization and ramp up of the lithium manganese product line. Sales prices for manganese dioxide and sodium chlorate also were increased in 2006 to offset rising manufacturing costs.

Operating Profit. Operating profit in the first quarter of 2006 was $21.8 million compared with an operating loss of $8.7 million in the same period of 2005. The $30.5 million improvement was primarily due to the $20.5 million recovery of past environmental remediation costs from the United States in the first quarter of 2006 compared to a net environmental provision of $10.9 million in 2005 related to ammonium perchlorate remediation associated with our Henderson, Nevada, facility. Increased manufacturing costs offset the majority of the sales increases realized during the quarter and the segment also had increased selling, general and administrative expenses of $1.1 million attributable to higher compensation and benefits costs, including stock-based awards, and increased retirement and postretirement expense.

Financial Condition and Liquidity

The following table provides certain information useful in the analysis of our financial condition and liquidity:

	March 31, 2006	December 31, 2005
	(Millions of dollars)

Current ratio(1)	2.1:1	2.1:1
Cash and cash equivalents	$57.3	$69.0
Working capital(2)	417.3	404.4
Total assets(3)	1,889.6	1,758.3
Long-term debt	547.5	548.0
Stockholders’ equity	515.4	489.0

(1)	Represents a ratio of current assets to current liabilities.
(2)	Represents excess of current assets over current liabilities.
(3)
On March 30, 2006, the company assumed certain U.S. benefit plan obligations and received a transfer of related assets which resulted in an increase in total assets of $113.2 million, offset by an increase in total liabilities of $117.3 million and a decrease in stockholders’ equity of $4.1 million.

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

Our wholly-owned subsidiaries, Tronox Worldwide LLC and Tronox Finance Corp., issued $350.0 million in aggregate principal amount of 9½% senior unsecured notes due 2012 in a private offering concurrent with the IPO. The company is in the process of registering these notes with the Securities and Exchange Commission (“SEC”). Once registered, the company will commence an offer to exchange the notes and guarantees for publicly tradable notes and guarantees having substantially identical terms.

Prior to the IPO, we participated in Kerr-McGee’s centralized cash management system and relied on Kerr-McGee to provide necessary cash financing. The related cash activity between us and Kerr-McGee has been reflected as net transfers with affiliates within financing activities in our condensed consolidated and combined statement of cash flows. Additionally, as discussed below under “Cash Flows from Operating Activities,” prior to the IPO, certain expenditures related to our operations were paid by Kerr-McGee on our behalf and, therefore, did not affect cash flows from operating, investing and financing activities reported in our condensed consolidated and combined statement of cash flows. As such, the amounts of cash and cash equivalents, as well as cash flows from operating, investing and financing activities in our condensed consolidated and combined financial statements presented as of or for the three months ended March 31, 2005 are not representative of the amounts that would have been required or generated by us as a stand-alone company.

Cash and cash equivalents at March 31, 2006, consisted of $15.0 million which was held in the United States and $42.3 million held in other countries.

Cash Flows from Operating Activities. Cash flows from operating activities for the three months ended March 31, 2005, exclude expenditures of $6.7 million for general corporate expenses, $6.1 million for employee benefits and $4.1 million for net interest costs associated with our present and discontinued operations which were paid by Kerr-McGee on our behalf. Therefore, reported amounts are not representative of cash flows from operating activities we will generate or use as a stand-alone company. While such costs are reflected in our condensed consolidated and combined statement of operations because they were allocated to us by Kerr-McGee, they did not result in cash outlays by us. As a stand-alone company, we expect costs and expenses of this nature will require the use of our cash and other sources of liquidity. Additionally, we expect that our general corporate expenses may be $15 million to $20 million greater on an annual basis than we have incurred historically, which will further reduce our cash flows from operating activities as compared to historical experience.

Cash flows from operating activities for the three months ended March 31, 2006, were $14.4 million, compared to cash from operating activities of $88.2 million for the same period in 2005. The $73.8 million decrease in cash flows from operating activities for the three months ended March 31, 2006, was due primarily to a decrease in environmental reimbursement receipts. During the three months ended March 31, 2005, $65.7 million in environmental reimbursements was received from the U.S. Department of Energy, compared to $20.5 million received from the U.S. Navy for the same period in 2006. Cash flows from operating activities also decreased in 2006 due to the timing of payments for raw materials and cash bonus programs.

Cash Used in Investing Activities. Net cash used in investing activities for the three months ended March 31, 2006, was $21.7 million, an increase of $10.6 million compared to the same period in 2005. Capital expenditures were higher due to significant on-going projects that include changes to the Uerdingen, Germany, pigment facility to convert waste to a saleable product and reduce raw material costs, upgrading the oxidation line at the Botlek, Netherlands, pigment facility and process improvements at the Hamilton, Mississippi, facility for the purpose of producing a new grade of pigment for use in architectural paints.

Capital expenditures for the 2006 annual period are budgeted at $94.0 million. The process and technology improvement projects at Uerdingen, Botlek and Hamilton described above comprise the majority of the total 2006 annual budget. Additionally, investing activities for 2006 are expected to include proceeds from land sales in the vicinity of our Henderson, Nevada, facility.

Cash Used in Financing Activities. Net cash used in financing activities was $1.7 million for the three months ended March 31, 2006, and $31.9 million for the same period in 2005. The decrease in use of funds primarily resulted from becoming a stand-alone and self-supported company. The cash used for the three months ended March 31, 2006, related to payments of debt issue costs associated with our long-term debt of $1.2 million and a scheduled principal payment of $0.5 million under our term loan facility, while the net financing activity for the same period in 2005 represented funds transferred to Kerr-McGee. Upon receipt of certain proceeds from the land sales mentioned in the preceding paragraph, we will be required to pay down outstanding debt under our senior secured credit facility.

Commitments

At April 30, 2006, we had outstanding letters of credit of approximately $77.9 million. These letters of credit have been granted to us by financial institutions to support our environmental clean-up costs and miscellaneous operational and severance requirements in international locations.

Critical Accounting Policies

The following description of critical accounting policies is not intended to be an all-inclusive discussion of the uncertainties considered and estimates made by management in applying benefit plan accounting principles and policies. Results may vary significantly if different policies were used or required and if new or different information becomes known to management.

U.S. Benefit Plans

As discussed under Note 10 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q, as of March 31, 2006, the company established certain U.S. benefit plans to cover our U.S. employees who previously participated in certain U.S. benefit plans sponsored by Kerr-McGee. In order to establish the appropriate amounts on the company’s balance sheet and estimate net periodic cost for the remainder of 2006, an actuarial analysis was performed based on assumptions developed by management. A brief description of the methodology used by management to develop certain significant assumptions is included below.

Discount Rate. The company selected a discount rate of 6% for its U.S. plans based on the results of a cash flow matching analysis which used the March 31, 2006, Citigroup Pension Discount Curve.

Rate of Compensation Increases. The company’s estimated rate of compensation increases was 3.5% based on the company’s long-term plans for compensation increases and expected economic conditions, including the effects of merit increases, promotions and general inflation.

Long-term Rate of Return. The estimated long-term rate of return assumption used in the determination of net periodic cost for the period from April 1, 2006, through December 31, 2006, was 8%. This rate was developed after reviewing both a capital asset pricing model using historical data and a forecasted earnings model.

The above assumptions are specific to us and our employee groups covered, and, therefore, are expected to be different from assumptions formed by Kerr-McGee for its plans. Application of such assumptions by us may result in different amounts of net periodic cost (benefit) recognized in our financial statements in future periods compared to the net periodic cost (benefit) historically allocated to us by Kerr-McGee. It is estimated that total net periodic cost for the annual 2006 period related to the newly established U.S. retirement and postretirement plans will be approximately $10.6 million, which includes $3.3 million allocated from Kerr-McGee for the period January 1 through March 30, 2006. (See Note 10 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q).

Unrecognized Gains (Losses) and Prior Service Cost - Net periodic cost for the period April 1 through December 31, 2006, and future periods will include amortization of unrecognized items assumed at the time the company established the plans. According to the March 31, 2006, actuarial valuation, unrecognized prior service cost totaled $11.2 million and unrecognized actuarial loss was $94 million. The component of the 2006 net periodic cost related to amortization of unrecognized items for our newly established U.S. retirement plans is estimated to be approximately $2.8 million.

The following table shows the impact of changes in the primary assumptions used in actuarial calculations associated with our pension and other postretirement benefits. The net periodic cost (benefit) amounts reflect the impact on net periodic cost (benefit) for the nine-month period ending December 31, 2006, following the establishment of our benefit plans. The projected benefit obligation amounts reflect the impact on the projected benefit obligation as of March 31, 2006.

	Pension Benefits (1)		Other Postretirement Benefits
	Net Periodic Cost (Benefit)	Projected Benefit Obligation	Net Periodic Cost (Benefit)	Accumulated Postretirement Benefit Obligation

	(Millions of dollars)
Increase of 0.5% in —
Discount rates	$(0.4)	$(23.0)	$(0.3)	$(6.9)
Expected return on plan assets	(1.7)	—	—	—
Rate of compensation increase	0.5	4.4	—	0.1

Decrease of 0.5% in —
Discount rates	$2.0	$25.5	$0.3	$7.5
Expected return on plan assets (2)	1.7	—	—	—
Rate of compensation increase	(0.5)	(4.4)	—	(0.1)

Change in health care cost trend rate of 1% —
Increase	$—	$—	$1.0	$9.1
Decrease	—	—	(0.8)	(7.8)

(1)
The sensitivity analysis reflects only the impact of assumption changes on our U.S. qualified retirement plan. While Tronox sponsors other retirement plans for its U.S. employees, the projected benefit obligation for the U.S. qualified retirement plan at March 31, 2006 represented 98% of the total projected benefit obligation for all U.S. retirement plans.

(2)
If the actual return on plan assets was one percent lower than the expected return on plan assets, our expected cash contributions to our pension and other postretirement benefit plans would not significantly change.

New/Revised Accounting Standards

Deferred Stripping Costs -- On January 1, 2006, the company adopted Emerging Issues Task Force ("EITF") Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry" in relation to the mining activities conducted by the company and its partner under our joint venture arrangement in Australia. EITF Issue No. 04-6 addresses the accounting for stripping costs incurred during the production phase of a mine and requires treatment of these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance allows application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The results for prior periods have not been restated. The cumulative effect adjustment reduced opening retained earnings by $1.4 million (net of taxes) and eliminated the $2.2 million net deferred stripping asset from the balance sheet. Adoption of EITF Issue No. 04-6 will have no impact on the company’s cash position or net cash from operations.

FASB Exposure Draft - The FASB has recently issued an exposure draft titled “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))” and is expected to issue the resulting new accounting standard later in 2006, to be effective with the 2006 annual reporting period. Assuming the provisions of the new standard are consistent with decisions reached by the FASB to date, the standard will require recognition on the balance sheet of the unrecognized portion of projected benefit obligations, with an offsetting change in accumulated other comprehensive income (loss) in equity. This initial stage of the FASB project is not expected to affect the measurement of the net periodic cost. The result of such an accounting policy will be the recognition on the balance sheet of the over or under funded status of the plans (or the difference between the benefit obligation and the fair value of plan assets, if any). Based on preliminary estimates received from the company’s actuary, it is estimated that the company will recognize a reduction of approximately $123.0 million ($81.0 million after tax) in stockholders' equity which represents currently unrecognized obligations.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks, including credit risk, from fluctuations in foreign currency exchange rates and natural gas prices. To reduce the impact of these risks on earnings and to increase the predictability of cash flows, from time to time, we enter into derivative contracts, primarily forward contracts to buy and sell foreign currencies.

From time to time, we enter into financial derivative instruments that generally fix the commodity prices to be paid for a portion of our forecasted natural gas purchases. These contracts have been designated and qualified as cash flow hedges. At March 31, 2006, we had hedged approximately 70% of our forecasted U.S. natural gas purchases.

Item 4.	Controls and Procedures

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

The company separated its financial applications and certain of its significant processes from Kerr-McGee during the period covered by this report. The separation included establishment of our own information technology infrastructure and copying existing financial applications and historical data to the new infrastructure. The company relies upon these financial applications as part of its system of internal control over financial reporting. General controls were in place during this transition to insure integrity of the hardware, software and data. Tests were performed to substantiate data integrity, application performance, financial reports and effectiveness of the processes. The company has continually performed its internal controls over financial reporting. As a result, management believes the separation did not materially affect the company’s internal control over financial reporting.

There were no other changes in the company’s internal control over financial reporting that occurred during the first quarter 2006 that have materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

Statements in this quarterly report regarding the company’s or management’s intentions, beliefs or expectations, or that otherwise speak to future events, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include those statements preceded by, followed by or that otherwise include the words “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “budget,” “goal,” “plans,” “objective,” “outlook,” “should,” or similar words. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the market value of Tronox’s products, demand for consumer products for which Tronox’s businesses supply raw materials, the financial resources of competitors, changes in laws and regulations, the ability to respond to challenges in international markets, including changes in currency exchange rates, political or economic conditions in areas where Tronox operates, trade and regulatory matters, general economic conditions, and other factors and risks identified in the company’s U.S. SEC filings. Actual results and developments may differ materially from those expressed or implied in this quarterly report. The company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. Investors are urged to consider closely the disclosures in this quarterly report on Form 10-Q, and risk factors in the company’s latest annual report on Form 10-K and other SEC filings.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Savannah Plant Emissions

On September 8, 2003, the Environmental Protection Division of the Georgia Department of Natural Resources issued a unilateral Administrative Order to our subsidiary, Tronox Pigments (Savannah) Inc., claiming that the Savannah plant exceeded emission allowances provided for in the facility’s Title V air permit. On September 19, 2005, the Environmental Protection Division rescinded the Administrative Order and filed a Withdrawal of Petition for Hearing on Civil Penalties. Accordingly, the proceeding on administrative penalties has been dismissed, without prejudice. However, the Environmental Protection Division’s most recent actions do not resolve the alleged violations, and representatives of Tronox Pigments (Savannah) Inc., the Environmental Protection Division and the Environmental Protection Agency (“EPA”) are engaged in discussions to resolve the existing air permit disputes and potential civil penalties. We believe that any penalties related to this matter are not likely to have a material adverse effect on us.

New Jersey Wood-Treatment Site

Tronox LLC was named in 1999 as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) at a former wood-treatment site in New Jersey at which EPA is conducting a cleanup. On April 15, 2005, Tronox LLC and Tronox Worldwide LLC received a letter from EPA asserting they are liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest, though EPA has informed Tronox LLC that it expects final project costs will be approximately $236 million, plus possible other costs and interest. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor owner in the 1960s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed liabilities for the site. In addition, although it appears there may be other PRPs, the company does not know whether the other PRPs have received similar letters from EPA, whether there are any defenses to liability available to the other PRPs or whether the other PRPs have the financial resources necessary to meet their obligations. The company intends to vigorously defend against EPA’s demand, though the company expects to have discussions with EPA that could lead to a settlement or resolution of EPA’s demand. No reserve for reimbursement of cleanup costs at the site has been recorded because it is not possible to reliably estimate the liability, if any, the company may have for the site because of the aforementioned defenses and uncertainties.

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

In 2003, Tronox LLC entered into a settlement agreement that resolved approximately 1,490 of the Hattiesburg claims, which resulted in aggregate payments by Tronox LLC of approximately $0.6 million. In December 2005, Tronox LLC entered into settlement agreements to resolve up to 1,335 of the remaining Hattiesburg claims and up to 879 of the Columbus claims. The December 2005 settlement agreements require Tronox LLC to pay up to $2.5 million, of which $1.8 million was paid in December 2005. In addition, all of the remaining Hattiesburg claims have been dismissed without prejudice on the basis of failure to pay filing fees and failure to disclose information in compliance with court orders. The company currently believes that the unresolved claims relating to the Columbus, Hattiesburg, Texarkana and Avoca plants are without substantial merit and is vigorously defending against them.

For a discussion of other legal proceedings and contingencies, including proceedings related to our environmental liabilities, see Note 12 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q.

Item 6.	Exhibits

Exhibit No.

10.1
Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Kelly A. Green (as referenced in the official notification to shareholders of matters to be brought to a vote on Form DEF 14A, filed with the Securities and Exchange Commission on April 10, 2006)

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2006.

TRONOX INCORPORATED

By:	/s/ Thomas W. Adams
Name: Thomas W. Adams
Title: Chief Executive Officer

By:	/s/ Mary Mikkelson
Name: Mary Mikkelson
Title: Senior Vice President and Chief
Financial Officer (Principal Financial and Accounting Officer)