Form 10-Q
period 2006-06-30
TRONOX INC
filed 2006-08-14
CIK 1328910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
                                               Yes ☐ No ☑

As of July 31, 2006, 18,351,996 shares of the company’s Class A, $0.01 par value common stock and 22,889,431 shares of the company’s Class B, $0.01 par value common stock were outstanding.

TRONOX INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRONOX INCORPORATED

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Millions of dollars, except per share data)

Net sales	$372.9	$355.9	$709.1	$690.1
Cost of goods sold	341.9	291.6	617.9	563.9
Gross margin	31.0	64.3	91.2	126.2

Selling, general and administrative expenses	25.5	29.3	61.2	57.5
Provision for environmental remediation and restoration, net of reimbursements	—	5.8	(20.5)	16.7
	5.5	29.2	50.5	52.0
Interest and debt expense - third parties	(12.3)	—	(24.3)	—
Other income (expense)	5.3	(10.2)	9.7	(15.2)
Income (Loss) from Continuing Operations before Income Taxes	(1.5)	19.0	35.9	36.8
Income Tax Provision	(4.2)	(10.7)	(18.0)	(16.1)
Income (Loss) from Continuing Operations	(5.7)	8.3	17.9	20.7
Loss from Discontinued Operations, net of income tax benefit of $5.1, $6.4, $6.9 and $10.9, respectively	(8.7)	(11.9)	(11.7)	(20.3)
Net Income (Loss)	$(14.4)	$(3.6)	$6.2	$0.4

Income (Loss) per Common Share
Basic -
Continuing operations	$(0.14)	$0.36	$0.44	$0.90
Discontinued operations	(0.22)	(0.52)	(0.29)	(0.88)
Net income (loss)	$(0.36)	$(0.16)	$0.15	$0.02

Diluted -
Continuing operations	$(0.14)	$0.36	$0.44	$0.90
Discontinued operations	(0.22)	(0.52)	(0.29)	(0.88)
Net income (loss)	$(0.36)	$(0.16)	$0.15	$0.02

Dividends Declared per Common Share	$—	$—	$0.05	$—

Weighted Average Shares Outstanding (in thousands)
Basic	40,370	22,889	40,369	22,889
Diluted	40,370	22,889	40,885	22,889

The accompanying notes are an integral part of these statements.

 TRONOX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
	2006	2005
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$25.9	$69.0
Accounts receivable, net of allowance for doubtful accounts of $12.1 in 2006 and $11.3 in 2005	351.4	331.6
Inventories	333.3	312.3
Prepaid and other assets	25.7	28.5
Income tax receivable	6.6	2.4
Deferred income taxes	38.1	35.6
Total Current Assets	781.0	779.4

Property, Plant and Equipment — Net	859.2	839.7
Long-Term Receivables, Investments and Other Assets	199.5	78.8
Goodwill and Other Intangible Assets	63.0	60.4
Total Assets	$1,902.7	$1,758.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$193.8	$195.3
Accrued liabilities	157.5	168.9
Long-term debt due within one year	2.0	2.0
Income taxes payable	7.5	8.8
Total Current Liabilities	360.8	375.0

Noncurrent Liabilities
Deferred income taxes	86.2	79.0
Environmental remediation and/or restoration	140.0	145.9
Long-term debt	547.0	548.0
Other	245.6	121.4
Total Noncurrent Liabilities	1,018.8	894.3

Commitments and Contingencies (Notes 12 and 13)

Stockholders’ Equity
Class A common stock, par value $0.01 - 100,000,000 shares authorized, 18,358,133 and 17,886,640 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	0.2	0.2
Class B common stock, par value $0.01 - 100,000,000 shares authorized, 22,889,431 shares issued and outstanding at June 30, 2006 and December 31, 2005	0.2	0.2
Capital in excess of par value	468.6	461.5
Accumulated deficit	(0.1)	(2.9)
Deferred compensation	—	(5.4)
Accumulated other comprehensive income	54.4	35.4
Treasury stock	(0.2)	—
Total Stockholders’ Equity	523.1	489.0
Total Liabilities and Stockholders’ Equity	$1,902.7	$1,758.3

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(Millions of dollars)
Cash Flows from Operating Activities
Net income	$6.2	$0.4
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	49.3	53.6
Deferred income taxes	5.6	(29.3)
Asset write-downs and impairments	—	2.9
Provision for environmental remediation and restoration, net of reimbursements	(10.3)	42.7
Allocations from Kerr-McGee	—	25.5
Other noncash items affecting net income	18.5	8.4
Changes in assets and liabilities	(55.9)	(142.7)
Net cash provided by (used in) operating activities	13.4	(38.5)
Cash Flows from Investing Activities
Capital expenditures	(43.3)	(31.4)
Collection on repurchased receivables	—	165.0
Other investing activities	0.5	0.9
Net cash provided by (used in) investing activities	(42.8)	134.5
Cash Flows from Financing Activities
Repayment of debt	(1.0)	—
Debt issuance costs	(2.4)	—
Dividends paid	(2.0)	—
Net transfers with affiliates	—	(30.7)
Net cash used in financing activities	(5.4)	(30.7)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(8.3)	3.6
Net Increase (Decrease) in Cash and Cash Equivalents	(43.1)	68.9
Cash and Cash Equivalents at Beginning of Period	69.0	23.8
Cash and Cash Equivalents at End of Period	$25.9	$92.7

Noncash Investing Activities Receivables repurchased and contributed by Kerr-McGee	$—	$165.0
Noncash Financing Activities Contribution of repurchased receivables by Kerr-McGee	—	(165.0)

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
JUNE 30, 2006

1. The Company, Basis of Presentation and Accounting Policies

Tronox Incorporated is an inorganic chemical company with worldwide operations. Our business has two reportable segments: pigment and electrolytic and other chemical products. Our pigment segment primarily produces and markets titanium dioxide pigment, TiO2, a white pigment used in a wide range of products for its exceptional ability to impart whiteness, brightness and opacity. The pigment segment has production facilities in the United States, Germany and the Netherlands, mining and production facilities in Australia, and a European marketing subsidiary in Switzerland. The electrolytic and other chemical products segment produces chemicals for both rechargeable and non-rechargeable batteries, sodium chlorate for pulp bleaching used in the paper industry and boron-based specialty chemicals used in pharmaceuticals, high-performance fibers and other specialty products. Also, the company has in the past operated or held businesses or properties, or currently holds properties, that do not relate to the current chemical business. The terms “Tronox” or “the company” are used interchangeably in these condensed consolidated and combined financial statements to refer to the consolidated group or to one or more of the companies that are part of the consolidated group.

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

Effective with the Distribution, the company established certain employee benefit plans to replace benefits previously sponsored by Kerr-McGee and issued stock-based compensation awards resulting from the conversion of certain Kerr-McGee stock-based awards held by company employees. See Notes 10 and 11 for further discussion of these events. In connection with the Distribution, Tronox consummated several noncash transactions with Kerr-McGee during the six months ended June 30, 2006, primarily related to the employee benefit plan transfers, contribution of assets, insurance and income taxes that are reflected as adjustments to the contribution from Kerr-McGee. These items resulted in a net increase in capital in excess of par value of $10.3 million.

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

Fair-Value Method. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which replaces the previously issued Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” FAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The company adopted FAS No. 123R effective January 1, 2006, using the modified prospective method. Under this method, stock-based compensation cost recognized in income from continuing operations for the three and six months ended June 30, 2006, includes: 1) compensation cost for all stock option and stock awards that were unvested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS No. 123 and 2) compensation cost for all stock options and nonvested stock awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS No. 123R. Stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations will be higher in the future (compared with periods prior to 2006), reflecting a change in the measurement basis of stock options from intrinsic to fair value. The magnitude of the increase will depend upon the number of options granted and other factors affecting fair value.

Pro Forma Fair-Value Method. Prior to January 1, 2006, the company accounted for its stock-based awards under the intrinsic-value method permitted by APB No. 25 and disclosed compensation expense under the Pro Forma Fair-Value Method in accordance with provisions of FAS No. 123. Following this method, compensation expense for stock-based awards was measured based on the estimated grant-date fair value. If compensation expense for stock-based awards had been determined using the fair value-based method, net income for the three-month and six-month periods ending June 30, 2005, would have been lower, as presented in the following table. Pro forma stock-based compensation expense presented below may not be representative of future compensation expense using the fair-value method of accounting as prescribed by FAS No. 123R.

	Three Months Ended	Six Months Ended
	June 30, 2005
	(Millions of dollars, except per share)

Net income (loss), as reported	$(3.6)	$0.4
Add: stock-based employee compensation expense included in reported net income (loss), net of taxes	0.3	0.9
Deduct: stock-based employee compensation expense determined using a fair-value method, net of taxes	(0.5)	(1.5)
Pro forma net loss	$(3.8)	$(0.2)

Basic and diluted net income (loss) per common share:
As reported	$(0.16)	$0.02
Pro forma	(0.17)	(0.01)

Earnings Per Share - Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three and six months ended June 30, 2005, includes 22,889,431 shares of Class B common stock issued to Kerr-McGee in connection with the Contribution, retroactively adjusted for the recapitalization. For the three and six months ended June 30, 2005, there is no difference between basic and diluted earnings per share since there were no dilutive securities during that period. At the Distribution, forfeiture of Kerr-McGee stock-based awards resulted in the issuance of Tronox stock-based awards (see Note 10), which were included in the earnings per share calculation as if they were outstanding as of January 1, 2006, in accordance with the provisions of FAS No. 128.

Goodwill and Other Intangible Assets - Goodwill is initially measured as the excess of the purchase price of an acquired entity over the fair value of individual assets acquired and liabilities assumed. Goodwill and other indefinite-lived intangibles are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The annual impairment assessment for goodwill and other indefinite-lived intangible assets was completed at June 30, 2006, and no impairment was indicated.

New/Revised Accounting Standards

Deferred Stripping Costs. On January 1, 2006, the company adopted Emerging Issues Task Force ("EITF") Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry" in relation to the mining activities conducted by the company and its partner under our joint venture arrangement in Australia. EITF Issue No. 04-6 addresses the accounting for stripping costs incurred during the production phase of a mine and requires treatment of these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance allows application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The results for prior periods have not been restated. The cumulative effect adjustment reduced opening retained earnings by $1.4 million (net of taxes) and eliminated the $2.2 million net deferred stripping asset from the balance sheet. Adoption of EITF Issue No. 04-6 will not have an impact on the company’s cash position or net cash from operations.

    FASB Exposure Draft. The FASB has recently issued an exposure draft titled “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))” and is expected to issue the resulting new accounting standard later in 2006, to be effective with the 2006 annual reporting period. Assuming the provisions of the new standard are consistent with decisions reached by the FASB to date, the standard will require recognition on the balance sheet of the unrecognized portion of projected benefit obligations, with an offsetting change in accumulated other comprehensive income in equity. This initial stage of the FASB project is not expected to affect the measurement of the net periodic cost. The result of such an accounting policy will be the recognition on the balance sheet of the over or under funded status of the plans (or the difference between the benefit obligation and the fair value of plan assets, if any). Based on preliminary estimates received from the company’s actuary, it is estimated that the company will recognize a reduction of approximately $120 million ($80 million after tax) in stockholders’ equity, which represents currently unrecognized obligations.

    Uncertain Tax Positions. In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FAS No. 109”). FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FAS No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN No. 48 clarifies the application of FAS No. 109 by defining criteria that an uncertain tax position must meet in order to be recognized in an enterprise's financial statements. The interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The company is currently assessing the financial statement impact of adopting this interpretation.

2. Other Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Millions of dollars)

Net income (loss)	$(14.4)	$(3.6)	$6.2	$0.4
After tax changes in:
Foreign currency translation adjustments	15.4	(23.4)	21.4	(37.3)
Deferred gain (loss) on cash flow hedges	(1.1)	(0.6)	(2.4)	5.3
Reclassification of realized loss on cash flow hedges to net income	0.1	—	1.1	—
Minimum pension liability adjustments	—	—	(1.1)	0.2
Comprehensive income (loss)	$—	$(27.6)	$25.2	$(31.4)

3. Inventories

Major categories of inventories at June 30, 2006 and December 31, 2005 were:

	June 30, 2006	December 31, 2005
	(Millions of dollars)

Raw materials	$85.0	$77.1
Work-in-progress	13.5	15.2
Finished goods	163.6	154.7
Materials and supplies	71.2	65.3
Total	$333.3	$312.3

4. Long-Term Receivables, Investments and Other Assets

Long-term receivables, investments, and other assets at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
	(Millions of dollars)

Prepaid pension cost	$131.0	$11.7
Receivables from insurers (Note 13)	23.4	23.5
Investments in equity method investees	21.9	17.5
Debt issuance costs	12.1	12.7
Receivable from the U.S. Department of Energy (Note 13)	5.8	12.5
Other	5.3	0.9
Total	$199.5	$78.8

5. Noncurrent Liabilities - Other

Noncurrent liabilities - other consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(Millions of dollars)

Pension and postretirement obligations	$124.6	$12.6
Reserve for income taxes payable	39.5	37.2
Asset retirement obligations	31.1	27.7
Reserve for workers’ compensation and general liability claims	20.2	18.5
Other	30.2	25.4
Total	$245.6	$121.4

6. Discontinued Operations, Restructuring and Exit Activities

Restructuring and Exit Activities - The following table presents a reconciliation of the beginning and ending balances of reserves for restructuring and exit activities for the six months ended June 30, 2006. No significant changes in the status of such activities occurred during these periods.
	Personnel Costs	Dismantlement and Closure	Contract Termination	Total(1)(2)
	(Millions of dollars)

Beginning balance	$3.1	$4.9	$1.0	$9.0
Payments	(0.2)	(0.8)	(0.3)	(1.3)
Adjustments	0.2	0.1	(0.2)	0.1
Ending balance	$3.1	$4.2	$0.5	$7.8
_________________
(1)    Amounts exclude asset retirement obligations.

(2)	Amounts include obligations of the discontinued forest products operations that have been retained by the company.

In April 2005, in connection with the separation of the company from Kerr-McGee discussed in Note 1, the company initiated an employee compensation program designed to provide an incentive to certain employees to remain with the company over a one-year period. Costs associated with this program have been split based upon the periods in which participating employees met the service requirements, with Kerr-McGee bearing the costs for the period they benefited from this arrangement up to the IPO date and the company incurring costs after the IPO date. During the six-month period ending June 30, 2006, the company incurred costs of $1.7 million. Incentives were paid to employees during the quarter ended June 30, 2006, and Kerr-McGee reimbursed the company for its proportionate share of the incentives paid.

The company has been working on the development of a raw materials feed project to improve efficiencies and reduce costs at its Savannah, Georgia, pigment facility. The initial trials of the project indicated that modifications would be required to achieve a satisfactory economic benefit. During the second quarter of 2006, additional studies were performed to determine the technical requirements needed to achieve operations and the additional cost to complete the project. The company is evaluating the results of the study and expects to determine later in 2006 if the project will be completed. If it is decided that this is not a viable project, the assets will be written down approximately $4.0 million to their net realizable value.

Discontinued Operations - In 2004, the company’s forest products operations met the criteria for reporting as discontinued operations. Pretax loss applicable to discontinued forest products operations for the three months ended June 30, 2006 and 2005 was $1.9 million and $12.9 million, respectively. Pretax loss applicable to discontinued forest products operations for the six months ended June 30, 2006 and 2005 was $5.7 million and $14.5 million, respectively.

In addition to the company’s forest products operations, losses from discontinued operations for all periods presented include adjustments to amounts previously reported as discontinued operations upon disposition of the company’s thorium compounds manufacturing, uranium and refining operations. These adjustments resulted from legal expenses and changes in the estimated cost of environmental remediation and restoration activities directly related to the disposed operations. Disposals of the company’s uranium and refining operations were completed in 1989 and 1995, respectively. The company ceased operations at its West Chicago thorium processing facility in 1973. The company retained certain environmental remediation obligations and continues remediation activities directly related to these former operations, as more fully discussed in Note 13.

7. Other Income (Expense)

Components of other income (expense) for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Millions of dollars)

Net foreign currency transaction gain (loss)	$3.8	$(3.7)	$8.1	$(2.2)
Equity in net earnings of equity method investees	4.7	—	4.7	0.2
Provision for litigation settlements	(3.7)	—	(3.7)	—
Net interest expense on borrowings with affiliates and interest income	0.6	(4.5)	1.3	(7.6)
Loss on accounts receivables sales	—	(1.2)	—	(4.0)
Other expense	(0.1)	(0.8)	(0.7)	(1.6)
Total	$5.3	$(10.2)	$9.7	$(15.2)

8. Summarized Income Statement Information of Affiliates

The company has investments in companies, located near its facility in Henderson, Nevada, which are accounted for under the equity method. These investees provide services to the Henderson facility and also market and develop land in the area. The company recognized $4.7 million of equity in net earnings of equity method investees for the three and six months ended June 30, 2006 (see Note 7). Unaudited summarized income statement information of the significant investees is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Millions of dollars)

Gross revenues	$25.9	$16.0	$27.3	$17.3
Gross profit	22.0	12.9	22.6	13.5
Income before income taxes	20.2	11.1	19.0	9.7
Net income	16.7	9.1	15.9	8.1

9. Income Taxes

In the following table the U.S. Federal income tax rate is reconciled to the company's effective tax rates for income (loss) from continuing operations as reflected in the Condensed Consolidated and Combined Statement of Operations for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Millions of dollars)

U.S. statutory tax rate - provision (benefit)	(35.0)%	35.0%	35.0%	35.0%
Increases (decreases) resulting from -
Taxation of foreign operations	294.0	15.9	13.8	5.4
State income taxes	3.2	1.5	1.2	1.3
Permanent adjustments	(21.1)	2.8	(1.1)	1.3
Interest on foreign tax contingency	14.0	—	1.2	—
Other-net	24.9	1.1	—	0.8
Total	280.0%	56.3%	50.1%	43.8%

The effective tax rate was higher in the second quarter of 2006 compared to the first quarter of 2006 due primarily to the taxation of foreign operations, in particular, non-deductible permanent differences and forecasted losses in certain foreign jurisdictions in which the actual tax rate is below the statutory rate. The impact of these items was greater in the second quarter than the first as a result of a change in the proportion of income between the U.S. and foreign jurisdictions.

During the second quarter of 2006, the Mississippi State Tax Commission began an income and franchise tax audit of Kerr-McGee Worldwide Corporation covering tax years 2002 through 2004. Although no formal assessment has been received at this time, the auditors informally conveyed that an assessment for additional taxes may be forthcoming. Under the tax sharing agreement with Kerr-McGee dated November 28, 2005, Tronox is the controlling party for any Mississippi audit being conducted of Kerr-McGee Worldwide Corporation and would be potentially liable for the entire assessment, if one is made. However, Tronox believes that appropriate tax filings were made during the years under audit and is unable to determine any potential liability until a formal assessment is made. Accordingly, no reserve has been established related to this matter.

As of August 14, 2006, the company had received two preliminary written reports from the local tax authority in Germany taking exception to the deductibility of certain costs and expenses for income tax purposes and discussing the treatment of certain transactions for value added tax purposes with respect to the periods under audit of 1998 through 2001. Although the company has not fully analyzed this correspondence nor responded to such communication, the company believes that appropriate tax filings were made during the years under audit and that it has adequately provided for amounts that may be adjusted as a result of any audit settlement. However, the ultimate outcome is not presently known and, accordingly, additional provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future related to this matter.

Contingent tax liabilities of $39.5 million and $37.2 million, at June 30, 2006 and December 31, 2005, respectively, have been included in noncurrent liabilities separate and apart from deferred income taxes. It is not expected that these contingent amounts will be paid prior to the close of calendar year 2006. These contingencies relate primarily to certain deductions associated with plant shutdown activities, deductions related to the effects of foreign currency translation and other tax-related matters. The company believes that it has made adequate provision for income taxes that may be payable with respect to years open for examination.

10. Employee Stock-Based Compensation

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
_________________
(1)	An employee vests in one-third of the award at the end of each year of service. Employees terminating their employment due to retirement fully vest in their award upon retirement.

(2)	An employee vests in the entire award at the end of the three-year service period. Employees terminating their employment due to retirement fully vest in their award upon retirement.

    Effect of Tronox Separation from Kerr-McGee - As provided in the Employee Benefits Agreement between Kerr-McGee and Tronox, except for vested stock options, vested performance unit awards, and awards held by retirement-eligible employees, Kerr-McGee stock-based awards held by Tronox employees at the date of the Distribution were forfeited and replaced with stock-based awards of comparable value issued by Tronox. Retirement-eligible Tronox employees fully vested in their Kerr-McGee stock options, restricted stock and stock opportunity grants on the Distribution date. The company evaluated this forfeiture and replacement of stock-based awards as a modification of awards (as defined by FAS No. 123R). Under the provisions of FAS No. 123R, if the fair value of the modified awards is less than their fair value immediately prior to the modification, then the initial grant-date fair value of the originally issued awards should be recognized in earnings. Refer to Note 1 for additional information on the change in the accounting policy for stock-based awards.

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

Based on the analysis and assumptions above, the company determined that the modifications did not increase the fair value of the converted stock options. Therefore, there was no incremental effect on compensation cost recognized in the first quarter of 2006, and no incremental effect is expected on cost recognition in future periods. The analysis for the other equity awards was based on the company’s Class A common stock fair value on the date of modification listed above and the number of units resulting from the conversion. This analysis also revealed that the modification did not increase the fair value of the converted equity awards, thus, there was no incremental effect on compensation cost recognized in the first quarter of 2006. The conversion of Kerr-McGee performance units to Tronox equity awards represented a liability-to-equity award modification and resulted in an insignificant amount of incremental compensation expense in the first quarter of 2006 in accordance with the newly adopted accounting standard.

Compensation Expense - The following summarizes total stock-based compensation expense recognized in income from continuing operations for the three and six months ended June 30, 2006 and 2005. Stock-based compensation expense recognized in 2006 is based on the fair value of the awards, while in 2005 it reflected the intrinsic value of the awards, if any, according to the provisions of APB No. 25.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Millions of dollars)
Expense resulting from awards issued originally by Tronox:
Stock options	$0.2	$—	$0.3	$—
Restricted stock	0.3	—	0.7	—
Expense resulting from awards issued originally by Kerr-McGee:
Stock options	0.3	—	1.5	—
Restricted stock and stock opportunity grants	0.7	0.4	3.0	1.3
Total stock-based compensation expense, pretax	1.5	0.4	5.5	1.3
Income tax benefit	(0.5)	(0.1)	(1.4)	(0.4)
Total stock-based compensation expense, net of taxes	$1.0	$0.3	$4.1	$0.9

Primarily as a result of implementing FAS No. 123R for the conversion of Kerr-McGee awards, the company's income before income taxes and net income for the six months ended June 30, 2006, were $3.1 million and $2.5 million lower, respectively, than if the company had continued to account for stock-based compensation under APB No. 25. Accordingly, the respective basic and diluted per share amounts were $0.08 and $0.06 lower. Compensation expense related to Tronox stock-based awards was not significantly impacted by the adoption of the new standard.

The following table presents unamortized compensation cost associated with awards outstanding at June 30, 2006, and the weighted average period over which it is expected to be recognized (before considering the associated income tax benefit). Compensation cost ultimately recognized may differ from amounts presented below due to new awards, if any, and changes in the estimate of forfeitures.
	Unamortized Cost (Pretax)	Remaining period
	(Millions of dollars)	(Years)

Stock options issued by Tronox Incorporated	$1.2	2.4
Restricted stock issued by Tronox Incorporated	3.4	2.4
Stock options converted from Kerr-McGee awards	2.0	1.4
Restricted stock and stock opportunity grants converted from Kerr-McGee awards	2.9	1.3
	$9.5

Stock Options - The following table presents a summary of activity for Tronox options for the six months ended June 30, 2006:
				Intrinsic
	Number of		Contractual	Value
	Options	Price (1)	Life (years) (1)	(Millions) (2)

Options outstanding at December 31, 2005	345,700	$14.00
Options awarded (including those converted from Kerr-McGee awards)	923,766	9.63
Options forfeited	(24,711)	10.71
Options outstanding at June 30, 2006	1,244,755	$10.83	8.6	$2.6
Options expected to vest	1,215,184	$10.79	8.6	$2.6
Options exercisable at June 30, 2006	350
_________________
(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.

(2)	Reflects aggregate intrinsic value based on the difference between the market price of Tronox stock at June 30, 2006, and the options' exercise price.

        Valuation and cost attribution methods. Options’ fair value is determined on the date of grant using the Black-Scholes option-pricing model and is recognized in earnings (net of expected forfeitures) on a straight-line basis over the employee service period necessary to earn the awards, which is generally the vesting period. However, compensation cost associated with employees whose retention of the options is not contingent on providing future service is recognized immediately upon grant.

Tronox Stock Option valuation. The fair value of the Tronox options granted in 2005 was estimated as of the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

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

Kerr-McGee Stock Option valuation. The following table presents inputs and assumptions used by Kerr-McGee to estimate the fair value of stock options granted to Tronox employees in 2005 and 2004. Prior to January 1, 2006, Kerr-McGee utilized the Black-Scholes option-pricing model to estimate fair value of stock option awards.

	2005	2004
Risk-free interest rate	3.9%	3.5%
Expected dividend yield	3.5%	3.6%
Expected volatility	26.4%	22.6%
Expected term (years)	6.0	5.8
Weighted-average estimate of fair value of options converted	$20.96	$8.63

Restricted Stock and Stock Opportunity Grants - The following table summarizes information about restricted stock and stock opportunity grant activity during the first six months of 2006:

	Number of	Fair
	Shares	Value (1)

Balance at December 31, 2005	321,790	$13.77
Awards issued (including those converted from Kerr-McGee awards)	636,205	12.98
Awards forfeited	(16,339)	13.70
Awards lapsed (due to retirements)	(3,236)	11.74
Balance at June 30, 2006	938,420	$13.24
Awards expected to vest	912,168	$13.23
Vested at June 30, 2006	—
_________________
(1)	Represents the weighted-average grant-date fair value.

    Valuation and cost attribution method. Grant-date fair value of restricted stock and stock opportunity grants is determined by reference to market quotes for the company’s common stock. Compensation cost is recognized in earnings (net of expected forfeitures) on a straight-line basis over the employee service period necessary to earn the awards, which is generally the vesting period. However, compensation cost associated with employees whose retention of stock awards is not contingent on providing future service is recognized immediately upon grant.

11. Employee Benefit Plans

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

Establishment of U.S. Plans - Effective with the Distribution at March 30, 2006, the company established a U.S. qualified defined-benefit plan (funded), a U.S. supplemental nonqualified benefit plan (unfunded) and a U.S. postretirement plan (unfunded). Benefits under the qualified plan are generally based on years of service and final average pay. The supplemental nonqualified benefit plan is designed to maintain benefits for all employees at the plan formula level.

The establishment of the U.S. plans resulted in a transfer of certain assets to the company and an assumption of obligations associated with current and former employees participating in such newly established plans. According to the employee benefits agreement between Kerr-McGee and Tronox, $450.3 million in qualified plan assets was transferred to Tronox’s newly established trust. Although not considered plan assets, certain nonqualified benefit payments will be paid from a newly established Grantor Trust. Assets in the amount of $4.4 million were transferred, in the second quarter of 2006, from the Kerr-McGee Grantor Trust account to the Tronox Grantor Trust account.

The following table presents U.S. obligations and assets assumed by Tronox effective March 30, 2006, based on actuarial analyses, as well as the funded status, unrecognized items and the resulting prepaid or accrued benefit cost.

	Effective March 30, 2006
	U.S. Retirement Plans	U.S. Postretirement Plans
	(Millions of dollars)

Accumulated benefit obligation	$(381.8)	$(144.2)

Projected benefit obligation	$(410.9)	$(144.2)
Fair value of plan assets	450.3	—
Funded status - over (under)	39.4	(144.2)
Unrecognized prior service cost (credit)	16.9	(5.7)
Unrecognized actuarial loss	59.2	35.0
Prepaid/(accrued) benefit cost	$115.5	$(114.9)

The actuarial present values of the benefit obligations presented above are based on a discount rate assumption and a rate of compensation increases assumption developed by management. The company selected a discount rate of 6% for its U.S. plans based on the results of a cash flow matching analysis which used the March 31, 2006 Citigroup Pension Discount Curve and an assumption rate of compensation increases of 3.5% based on the company’s long-term plans for compensation increases and expected economic conditions, including the effects of merit increases, promotions and general inflation. The company also selected an estimated long-term rate of return assumption as of March 31, 2006, of 8% to be used in the determination of net periodic cost for the period from April 1, 2006, through December 31, 2006. This rate was developed after reviewing both a capital asset pricing model using historical data and a forecasted earnings model.

Retirement Expense - Prior to the Distribution and the establishment of the company’s U.S. plans, Kerr-McGee allocated costs associated with employees covered by its U.S. plans based on salary for defined-benefit pension plans and based on active headcount for health and welfare postretirement plans. The tables below present this allocated cost, as well as net periodic (benefit) cost associated with the U.S. and foreign retirement plans sponsored by the company for the three-month and six-month periods ending June 30, 2006 and 2005:

	Retirement Plans		Postretirement Plans
	Three Months Ended June 30,
	2006	2005 (1)	2006	2005 (1)
	(Millions of dollars)

Net periodic cost -
Service cost	$2.5	$0.4	$0.4	$—
Interest cost	6.8	0.8	2.1	—
Expected return on plan assets	(9.6)	(0.6)	—	—
Net amortization -
Prior service cost	0.7	(0.1)	(0.3)	—
Net actuarial (gain) loss	0.4	0.2	0.4	—
Sub-total net periodic cost	0.8	0.7	2.6	—
Allocated benefit plan expense (credit) from Kerr-McGee	—	(0.1)	—	1.7
Total retirement expense	$0.8	$0.6	$2.6	$1.7
_________________
(1)
Includes costs associated with active and inactive employees of the company’s domestic chemical business and does not include costs associated with Kerr-McGee corporate employees that became employees of Tronox after the IPO.

	Retirement Plans		Postretirement Plans
	Six Months Ended June 30,
	2006	2005 (1)	2006	2005 (1)
	(Millions of dollars)

Net periodic cost -
Service cost	$3.1	$0.9	$0.4	$—
Interest cost	7.6	1.6	2.1	—
Expected return on plan assets	(10.4)	(1.3)	—	—
Net amortization -
Prior service cost	0.7	(0.1)	(0.3)	—
Net actuarial (gain) loss	0.6	0.4	0.4	—
Sub-total net periodic cost	1.6	1.5	2.6	—
Allocated benefit plan expense (credit) from Kerr-McGee	0.7	(0.2)	2.6	3.4
Total retirement expense	$2.3	$1.3	$5.2	$3.4
_________________

(1)
Includes costs associated with active and inactive employees of the company’s domestic chemical business and does not include costs associated with Kerr-McGee corporate employees that became employees of Tronox after the IPO.

12. Commitments and Contractual Agreements

At June 30, 2006, the company had outstanding letters of credit of approximately $65.3 million. These letters of credit have been granted to us by financial institutions to support our environmental cleanup costs and miscellaneous operational and severance requirements in international locations.

Tronox Western Australia Pty Ltd, a wholly-owned subsidiary of the company, entered into an agreement to purchase a 50% undivided interest in mining tenements and related mining assets. The agreement was nonbinding at June 30, 2006, pending governmental approval. The final approval was received on July 12, 2006. The tenements provide additional heavy mineral resources to be processed by our joint venture, Tiwest Joint Venture, and provide feedstock for our pigment operations. The company will record noncash capital additions during the third quarter of 2006 of approximately $9.4 million and debt of $9.4 million. The debt requires scheduled payments through 2014, including $1.1 million in 2006, with an early payment option commencing at the end of 2007.

13. Contingencies

The following table summarizes the contingency reserve balances, provisions, payments and settlements for the six months ended June 30, 2006, as well as balances, accruals and receipts of reimbursements of environmental costs from other parties.

	Reserves for Litigation	Reserves for Environmental Remediation(1)	Reimbursements Receivable(1)
	(Millions of dollars)

Balance at December 31, 2005	$9.2	$223.7	$56.7
Provisions / Accruals	3.7	15.0	25.3
Payments / Settlements	(1.5)	(17.7)	(35.1)
Balance at June 30, 2006	$11.4	$221.0	$46.9
_________________
(1)
Provisions for environmental remediation and restoration include $14.3 million related to the company’s former forest products operations, thorium compounds manufacturing, uranium and refining operations. Accrual of reimbursements receivable includes $4.2 million related to the company’s former thorium compounds manufacturing. These amounts are reflected in the Condensed Consolidated and Combined Statement of Operations as a component of loss from discontinued operations (net of tax).

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

Tronox LLC began decommissioning the facility and remediating associated perchlorate contamination, including surface impoundments and groundwater, when it decided to exit the business in 1998. In 1999 and 2001, Tronox LLC entered into consent orders with the Nevada Division of Environmental Protection (“NDEP”) that require it to implement both interim and long-term remedial measures to capture and remove perchlorate from groundwater. In April 2005, Tronox LLC entered into an amended consent order with NDEP that requires, in addition to the capture and treatment of groundwater, the closure of a certain impoundment related to the past production of ammonium perchlorate, including treatment and disposal of solution and sediment contained in the impoundment. A separate agreement reached in 1996 with the NDEP also requires Tronox LLC to test for various potential contaminants at the site, which is ongoing and is expected to be completed within the next 12 months. Results of testing may lead to further site characterization and remediation, the costs of which, if any, are not currently included in the financial reserves discussed below.

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

Financial Reserves - As of June 30, 2006, reserves for environmental remediation at Henderson totaled $34.2 million. As noted above, the long-term scope, duration and cost of groundwater remediation and impoundment closure are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future. However, the amount of any additional costs cannot be reasonably estimated at this time.

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

At June 30, 2006, the company had received $7.8 million of cost reimbursement under the insurance policy, and expects additional estimated aggregate cleanup cost of $91.1 million less the $61.3 million self-insured retention to be covered by the policy (for a net amount of $29.8 million in additional reimbursement). The company believes that additional reimbursement of approximately $29.8 million is probable, and, accordingly, the company has recorded a receivable in the financial statements for that amount.

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

Financial Reserves - As of June 30, 2006, the company had reserves of $93.7 million for costs related to the West Chicago facility and vicinity properties. During the quarter ended June 30, 2006, the company recorded an increase of $12.0 million to the reserve for Kress Creek due to a cost increase implemented by the commercially licensed disposal facility. The increase is effective at the end of the current contract which expires December 2007. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (“Title X”) (discussed below).

Government Reimbursement - Pursuant to Title X, the U.S. Department of Energy (“DOE”) is obligated to reimburse the company for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility’s production was dedicated to U.S. government contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government’s full share of West Chicago cleanup costs. Through June 30, 2006, the company had been reimbursed approximately $292.7 million under Title X.

Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged the company’s cleanup expenditures. As of June 30, 2006, the government’s share of costs incurred by the company but not yet reimbursed by the DOE totaled approximately $16.8 million, which includes $3.4 million accrued in 2006. The company received $12.0 million from the government in April 2006 and believes that receipt of the remaining $16.8 million in due course following additional congressional appropriations is probable and has reflected that amount as a receivable in the financial statements. The company will recognize recovery of the government’s share of future remediation costs for the West Chicago sites as it incurs the cash expenditures.

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

Financial Reserves - As of June 30, 2006, the company had reserves of $10.9 million for the costs of the remediation activities described above, including groundwater remediation. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Litigation - On January 18, 2006, Rio Algom filed suit against Tronox Worldwide LLC in the U.S. District Court for the District of New Mexico. The suit seeks a determination regarding responsibility for certain labor-related and environmental remediation costs. The company has not provided a reserve for this lawsuit because at this time it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Though the company and Rio Algom tentatively agreed to submit the matter to arbitration, an arbitration agreement was not reached and the suit is now in the discovery stage. The company currently believes that the ultimate resolution of the litigation is not likely to have a material adverse affect on the company.

Crescent, Oklahoma

Beginning in 1965, Cimarron Corporation (“Cimarron”) operated a facility near Crescent, Oklahoma, at which it produced uranium and mixed oxide nuclear fuels pursuant to licenses issued by the AEC (now NRC). Operations at the facility ceased in 1975. Since that time, buildings and soils were decommissioned in accordance with the NRC licenses. In limited areas of the site, groundwater is contaminated with radionuclides, and, in 2003, Cimarron submitted to the NRC and the Oklahoma Department of Environmental Quality (“ODEQ”) a draft remediation work plan addressing the groundwater contamination. In 2005, the company began evaluating available technologies to address remaining groundwater issues. It is anticipated that the company will submit a plan to the NRC and the ODEQ later in 2006 for the remediation of the remaining groundwater issues following completion of the evaluation. The results of the evaluation may result in additional remediation efforts required, the costs of which, if any, are not currently included in the financial reserves discussed below.

Financial Reserves - As of June 30, 2006, the company had reserves of $5.8 million for the costs of the remediation activities described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

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

Financial Reserves - As of June 30, 2006, the company had reserves of $3.4 million for its share of the remediation activities described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

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

Financial Reserves - As of June 30, 2006, the company had reserves of $2.7 million for the costs of the remediation required by the ROD, as well as closure of the above mentioned ten-acre pond. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

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

Financial Reserves - As of June 30, 2006, the company had reserves of $4.0 million for the costs of the remediation work described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. The costs associated with remediation, if any, of the lower portion of the tributary creek are not reasonably estimable at this time and, thus, no reserve has been recorded.

New Jersey Wood-Treatment Site

Tronox LLC was named in 1999 as a PRP under CERCLA at a former wood-treatment site in New Jersey at which EPA is conducting a cleanup. On April 15, 2005, Tronox LLC and Tronox Worldwide LLC received a letter from EPA asserting they are liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest though EPA has informed Tronox LLC that it expects final project costs will be approximately $236 million, plus possible other costs and interest. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor owner in the 1960s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed liabilities for the site. In addition, although it appears there may be other PRPs, the company does not know whether there are any defenses to liability available to the other PRPs or whether the other PRPs have the financial resources necessary to meet their obligations. Tronox LLC intends to vigorously defend against EPA’s demand. However, Tronox LLC and EPA have agreed to submit the matter to nonbinding mediation that could lead to a settlement or resolution of EPA’s demand. No reserve for reimbursement of cleanup costs at the site has been recorded because it is not possible to reliably estimate the liability, if any, the company may have for the site because of the aforementioned defenses and uncertainties.

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

Financial Reserves - As of June 30, 2006, the company had reserves of approximately $8.1 million for the remediation activities, including those currently under evaluation, described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

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

Financial Reserves - As of June 30, 2006, the company had reserves of approximately $2.6 million for the remediation activities described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Cleveland, Oklahoma

Triple S Refining Corporation (“Triple S”), formerly known as Kerr-McGee Refining Corporation, owned and operated a petroleum refinery near Cleveland, Oklahoma, until the facility was closed in 1972. In 1992, Triple S entered into a Consent Order with the Oklahoma Department of Health (later, the ODEQ), which addresses the remediation of air, soil, surface water and groundwater contaminated by hydrocarbons and other refinery related materials. Facility dismantling and several interim remedial measures have been completed. In 2006, ODEQ approved the remedial design for soil and waste, which includes construction of an on-site disposal cell. A feasibility study of surface and groundwater remedial measures is under ODEQ review. Duration of remedial activities currently cannot be estimated.

Financial Reserves - As of June 30, 2006, the company had reserves of approximately $4.1 million for the remediation activities described above, including the remedial measures recommended in the feasibility study currently under review. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Cushing, Oklahoma

In 1972, Triple S closed a petroleum refinery it had operated near Cushing, Oklahoma. Prior to closing the refinery, Triple S also had produced uranium and thorium fuel and metal at the site pursuant to licenses issued by the AEC.

In 1990, Triple S entered into a consent agreement with the State of Oklahoma to investigate the site and take appropriate remedial actions related to petroleum refining and uranium and thorium residuals. Investigation and remediation of hydrocarbon contamination are being performed under the oversight of the ODEQ. Remediation to address hydrocarbon contamination in soils is expected to take about four more years. The long-term scope, duration and cost of groundwater remediation are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future.

In 1993, Triple S received a decommissioning license from the NRC, the successor to AEC’s licensing authority, to perform certain cleanup of uranium and thorium residuals. All known radiological contamination has been removed from the site and shipped to a licensed disposal facility. The NRC terminated the site license in May 2006.

Financial Reserves - As of June 30, 2006, the company had reserves of $11.1 million for the costs of the ongoing remediation and decommissioning work described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Calhoun, Louisiana

From 1973 until 1988, Triple S owned and operated a gas condensate stripping facility located near Calhoun, Louisiana. When the facility was sold in 1988, Triple S retained responsibility for environmental conditions existing prior to the date of closing. Operations at the facility prior to the sale had resulted in the contamination of soil and groundwater with petroleum hydrocarbons. Soil and groundwater remediation is ongoing under a Corrective Action Plan approved by the Louisiana Department of Environmental Quality. Remediation is estimated to take about three years pending results of a Risk Evaluation being conducted as part of the approved plan.

Financial Reserves - As of June 30, 2006, the company had reserves of $4.1 million for the costs of the remediation activities described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

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

Financial Reserves - As of June 30, 2006, the company had reserves of $5.6 million to complete the feasibility study and to conduct the cleanup and remediation activities the company expects to recommend to EPA. Although actual costs may differ from the current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Other Sites

In addition to the sites described above, the company is responsible for environmental costs related to certain other sites. These sites relate primarily to wood-treating, chemical production, landfills, mining, and oil and gas refining, distribution and marketing. As of June 30, 2006, the company had reserves of $30.7 million for the environmental costs in connection with these other sites. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Pursuant to the MSA (which recites that it binds successors), Kerr-McGee will reimburse the company for a portion of the environmental remediation costs it incurs and pays (net of any cost reimbursements it recovers or expects to recover from insurers, governmental authorities or other parties). The reimbursement obligation extends to costs incurred at any site associated with any of the company’s former businesses or operations.

With respect to any site for which the company has established a reserve as of the effective date of the MSA, 50% of the remediation costs the company incurs in excess of the reserve amount (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. With respect to any site for which the company has not established a reserve as of the effective date of the MSA, 50% of the amount of the remediation costs the company incurs and pays (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. At June 30, 2006, the company had a receivable of $0.2 million from Kerr-McGee for remediation costs incurred in excess of established reserves.

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

Litigation and Claims

Western Fertilizer Contract

In 1995, Tronox LLC executed an exclusive agreement with Western Fertilizer, Inc. (“Western Fertilizer”) for the storage and distribution of fertilizer produced by the company. In May 2000, the company terminated the agreement because the owner, operator and the key person of Western Fertilizer, had been sentenced to serve 17 years in prison for federal crimes involving activities unrelated to the company, thus rendering Western Fertilizer unable to perform its duties under the agreement. In June 2000, Western Fertilizer filed for bankruptcy, and its trustee alleged that the company did not have the right to terminate the agreement. In May 2003, Western Fertilizer’s bankruptcy claim against Tronox LLC was transferred to a litigation trust, and, in October 2004, the litigation trust filed an amended complaint in a pending federal lawsuit in the U.S. District Court in Idaho, seeking monetary damages of approximately $13.0 million for alleged breaches of contract. Discovery in the litigation was completed in February 2006. On March 1, 2006, both parties filed motions for summary judgment. On June 30, 2006, the Court ruled on the parties’ motions for summary judgment. It granted in part and denied in part the motion of each, ordered the parties to meet and confer regarding any remaining open issues and report back to the court. The company and plaintiff then undertook settlement discussions that resulted in an oral settlement agreement. The company currently expects a written settlement agreement will soon be entered.

Financial Reserves - As of June 30, 2006, the company had reserves of $3.7 million related to the plaintiff’s claims. Although costs associated with the resolution of the claims may ultimately differ, the amount of any difference is not expected to have a material adverse effect on the company.

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

Forest Products Litigation

Between December 31, 2002, and May 2, 2005, approximately 250 lawsuits (filed on behalf of approximately 5,100 claimants) were filed against Tronox LLC in connection with the former wood-treatment plant in Columbus, Mississippi. Substantially all of these lawsuits are pending in the U.S. District Court for the Northern District of Mississippi and have been consolidated for pretrial and discovery purposes. In June 2006, over 400 plaintiffs were involuntarily dismissed. In addition, a suit filed by the Maranatha Faith Center against Tronox LLC and Tronox Worldwide LLC on February 18, 2000, relates to the former wood-treatment plant in Columbus and is pending in the Circuit Court of Lowndes County, Mississippi. Between December 31, 2002, and June 25, 2004, three lawsuits (filed on behalf of approximately 3,300 claimants) were filed against Tronox LLC in connection with a former wood-treatment plant located in Hattiesburg, Mississippi. These lawsuits were removed to the U.S. District Court for the Southern District of Mississippi. Between September 9, 2004, and February 23, 2005, three lawsuits (filed on behalf of 64 claimants) were filed against Tronox LLC in connection with a former wood-treatment plant located in Texarkana, Texas. Two of the Texarkana lawsuits that were filed in Oklahoma (on behalf of 30 claimants) have been dismissed on jurisdictional grounds. However, in December 2005, five plaintiffs (two of whom were in the dismissed Oklahoma case) filed a new lawsuit in a Texas federal court, and in July 2006, five plaintiffs (three of whom were in the dismissed Oklahoma cases) filed a new suit in Texas. Between January 3, 2005, and July 26, 2005, 35 lawsuits (filed on behalf of approximately 4,600 claimants) were filed against Tronox LLC and Tronox Worldwide LLC in connection with the former wood-treatment plant in Avoca, Pennsylvania. All of these lawsuits seek recovery under a variety of common law and statutory legal theories for personal injuries and/or property damages allegedly caused by exposure to and/or release of creosote, a chemical used in the wood-treatment process.

In 2003, Tronox LLC entered into a settlement agreement that resolved approximately 1,490 of the Hattiesburg claims, which resulted in aggregate payments by Tronox LLC of approximately $0.6 million. In December 2005, Tronox LLC entered into settlement agreements to resolve up to 1,335 of the remaining Hattiesburg claims and up to 879 of the Columbus claims. The December 2005 settlement agreements required Tronox LLC to pay up to $2.5 million, of which $1.8 million was paid in December 2005. In addition, all of the remaining Hattiesburg claims have been dismissed without prejudice on the basis of failure to pay filing fees and failure to disclose information in compliance with court orders. The company currently believes that the unresolved claims relating to the Columbus, Hattiesburg, Texarkana and Avoca plants are without substantial merit and is vigorously defending against them.

Financial Reserves - As of June 30, 2006, the company had reserves of $7.2 million related to forest products litigation. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time. The company currently believes that the ultimate resolution of the forest products litigation is not likely to have a material adverse effect on the company.

Kemira

In 2000, the company acquired its titanium dioxide production facility in Savannah, Georgia, from Kemira Pigments Oy, a Finnish company, and its parent, Kemira Oyj (together, “the Sellers”). After acquiring the facility, the company discovered that certain matters associated with environmental conditions and plant infrastructure were not consistent with representations made by the Sellers. The company sought recovery for breach of representations and warranties in a proceeding before the London Court of International Arbitration (“LCIA”). On May 9, 2005, the company received notice from the LCIA that the LCIA had found in favor of the company as to liability with respect to certain of the claims. The LCIA still must determine the amount of damages and a hearing related to this was held in late May 2006. A decision from the tribunal is expected in the second half of the year. The company currently cannot reasonably estimate the amount of damages that will be awarded. The company will recognize a receivable, if and when damages are awarded and all contingencies associated with any recovery are resolved.

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

14. Business Segments

The company has two reportable segments: pigment and electrolytic and other chemical products. The pigment segment primarily produces and markets titanium dioxide pigment and has production facilities in the United States, Australia, Germany and the Netherlands. The pigment segment also includes heavy minerals production operated via our joint venture arrangement. The heavy minerals production is integrated with our Australian pigment plant, but also has sales to third parties. The electrolytic and other chemical products segment represents the company’s electrolytic manufacturing and marketing operations, all of which are located in the United States. Segment performance is evaluated based on operating profit, which represents results of segment operations before considering general expenses and environmental provisions related to sites no longer in operation, interest and debt expense, other income (expense) and income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Millions of dollars)
Net sales
Pigment	$349.0	$331.4	$658.0	$642.2
Electrolytic and other chemical products	23.9	24.5	51.1	47.9
Total	$372.9	$355.9	$709.1	$690.1
Operating profit
Pigment	$10.2	$33.5	$35.9	$65.2
Electrolytic and other chemical products(1)	1.3	1.9	23.1	(6.8)
	11.5	35.4	59.0	58.4
Corporate and nonoperating sites(2)	(6.0)	(0.6)	(8.5)	(0.8)
Provision for environmental remediation and restoration(3)	—	(5.6)	—	(5.6)
Total operating profit	5.5	29.2	50.5	52.0
Interest and debt expense - third parties	(12.3)	—	(24.3)	—
Other income (expense)	5.3	(10.2)	9.7	(15.2)
Income tax provision	(4.2)	(10.7)	(18.0)	(16.1)
Income (loss) from continuing operations	$(5.7)	$8.3	$17.9	$20.7
_________________
(1)
Includes $0.1 million and nil for the three months ended June 30, 2006 and 2005 and $(20.4) million and $11.0 million for the six month ended June 30, 2006 and 2005, respectively, of environmental charges, net of reimbursements, related to ammonium perchlorate at the company’s Henderson facility.

(2)
Includes general corporate expenses not identified to a specific segment and general expenses related to various businesses in which the company’s affiliates are no longer engaged, but that have not met the criteria for reporting as discontinued operations.

(3)	Includes environmental provisions related to various businesses in which the company’s affiliates are no longer engaged, but that have not met the criteria for reporting as discontinued operations.

15. Condensed Consolidating and Combining Financial Information

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

The following tables for the periods ended June 30, 2006, and December 31, 2005, present condensed consolidating and combining financial information for (a) Tronox Incorporated, the parent company and also one of the guarantors, (b) the Issuers, Tronox Worldwide LLC and Tronox Finance Corp., (c) the guarantor subsidiaries and (d) the nonguarantor subsidiaries.

Tronox Incorporated and Tronox Finance Corp. were formed subsequent to June 30, 2005. Therefore, condensed consolidating and combining financial information for the period ended June 30, 2005, present condensed consolidating and combining financial information for (a) the Issuer, Tronox Worldwide LLC, (b) the guarantor subsidiaries and (c) the nonguarantor subsidiaries.

Other income (expense) in the Condensed Consolidating and Combining Statement of Operations for all periods presented includes equity interest in income (loss) of subsidiaries.

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2006

	Tronox Incorporated	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)

Net sales	$—	$—	$214.3	$196.7	$(38.1)	$372.9
Cost of goods sold	—	—	191.3	186.2	(35.6)	341.9
Gross margin	—	—	23.0	10.5	(2.5)	31.0
Selling, general and administrative expenses	0.8	0.1	14.7	10.9	(1.0)	25.5
Provision for environmental remediation and restoration, net of reimbursements	—	—	—	—	—	—
	(0.8)	(0.1)	8.3	(0.4)	(1.5)	5.5
Interest and debt expense - third parties	—	(13.0)	0.4	0.3	—	(12.3)
Other income (expense)	(13.7)	(2.1)	(2.1)	2.1	21.1	5.3
Income (Loss) from Continuing Operations before Income Taxes	(14.5)	(15.2)	6.6	2.0	19.6	(1.5)
Income Tax Benefit (Provision)	0.1	1.7	(1.1)	(4.9)	—	(4.2)
Income (Loss) from Continuing Operations	(14.4)	(13.5)	5.5	(2.9)	19.6	(5.7)
Loss from Discontinued Operations, net of taxes	—	(0.2)	(8.5)	—	—	(8.7)
Net Income (Loss)	$(14.4)	$(13.7)	$(3.0)	$(2.9)	$19.6	$(14.4)

Condensed Combining Statement of Operations
Three Months Ended June 30, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	(Millions of dollars)

Net sales	$—	$206.3	$186.7	$(37.1)	$355.9
Cost of goods sold	—	156.4	169.3	(34.1)	291.6
Gross margin	—	49.9	17.4	(3.0)	64.3
Selling, general and administrative expenses	0.3	13.5	17.8	(2.3)	29.3
Provision for environmental remediation and restoration, net of reimbursements	—	5.8	—	—	5.8
	(0.3)	30.6	(0.4)	(0.7)	29.2
Other income (expense)	105.9	98.2	(4.2)	(210.1)	(10.2)
Income (Loss) from Continuing Operations before Income Taxes	105.6	128.8	(4.6)	(210.8)	19.0
Income Tax Benefit (Provision)	(1.0)	(13.3)	3.6	—	(10.7)
Income (Loss) from Continuing Operations	104.6	115.5	(1.0)	(210.8)	8.3
Loss from Discontinued Operations, net of taxes	(2.4)	(9.5)	—	—	(11.9)
Net Income (Loss)	$102.2	$106.0	$(1.0)	$(210.8)	$(3.6)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2006

	Tronox Incorporated	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)

Net sales	$—	$—	$396.2	$369.2	$(56.3)	$709.1
Cost of goods sold	—	—	341.4	330.0	(53.5)	617.9
Gross margin	—	—	54.8	39.2	(2.8)	91.2
Selling, general and administrative expenses	1.3	0.3	35.4	26.1	(1.9)	61.2
Provision for environmental remediation and restoration, net of reimbursements	—	—	(20.5)	—	—	(20.5)
	(1.3)	(0.3)	39.9	13.1	(0.9)	50.5
Interest and debt expense - third parties	—	(25.5)	0.6	0.6	—	(24.3)
Other income (expense)	7.2	29.2	1.1	5.5	(33.3)	9.7
Income from Continuing Operations before Income Taxes	5.9	3.4	41.6	19.2	(34.2)	35.9
Income Tax Benefit (Provision)	0.3	4.1	(10.8)	(11.6)	—	(18.0)
Income from Continuing Operations	6.2	7.5	30.8	7.6	(34.2)	17.9
Loss from Discontinued Operations, net of taxes	—	(0.3)	(11.4)	—	—	(11.7)
Net Income	$6.2	$7.2	$19.4	$7.6	$(34.2)	$6.2

Condensed Combining Statement of Operations
Six Months Ended June 30, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	(Millions of dollars)

Net sales	$—	$386.5	$368.7	$(65.1)	$690.1
Cost of goods sold	—	301.2	323.3	(60.6)	563.9
Gross margin	—	85.3	45.4	(4.5)	126.2
Selling, general and administrative expenses	0.3	27.0	34.3	(4.1)	57.5
Provision for environmental remediation and restoration, net of reimbursements	—	16.7	—	—	16.7
	(0.3)	41.6	11.1	(0.4)	52.0
Other income (expense)	108.9	100.5	(3.4)	(221.2)	(15.2)
Income from Continuing Operations before Income Taxes	108.6	142.1	7.7	(221.6)	36.8
Income Tax Benefit (Provision)	(0.8)	(15.8)	0.5	—	(16.1)
Income from Continuing Operations	107.8	126.3	8.2	(221.6)	20.7
Loss from Discontinued Operations, net of taxes	(3.3)	(17.0)	—	—	(20.3)
Net Income	$104.5	$109.3	$8.2	$(221.6)	$0.4

Condensed Consolidating Balance Sheet as of June 30, 2006

	Tronox Incorporated	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$7.0	$18.9	$—	$25.9
Intercompany receivables	—	—	26.8	13.0	(39.8)	—
Accounts receivable, net of allowance for doubtful accounts	—	0.4	172.2	178.8	—	351.4
Inventories	—	—	200.3	135.0	(2.0)	333.3
Prepaid and other assets	0.5	0.4	9.8	15.0	—	25.7
Income tax receivable	—	—	5.0	1.6	—	6.6
Deferred income taxes	0.2	19.9	31.7	3.0	(16.7)	38.1
Total Current Assets	0.7	20.7	452.8	365.3	(58.5)	781.0

Property, Plant and Equipment—Net	—	9.9	459.5	389.8	—	859.2
Investments in Subsidiaries	2,194.5	976.0	174.5	—	(3,345.0)	—
Long-Term Receivables, Investments and Other Assets	123.1	12.6	51.6	12.2	—	199.5
Goodwill and Other Intangible Assets	—	—	28.2	34.8	—	63.0
Total Assets	$2,318.3	$1,019.2	$1,166.6	$802.1	$(3,403.5)	$1,902.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Intercompany borrowings	$535.5	$—	$115.0	$214.2	$(864.7)	$—
Accounts payable	—	1.5	77.6	114.7	—	193.8
Long-term debt due within one year	—	2.0	—	—	—	2.0
Income taxes payable	—	—	7.4	0.1	—	7.5
Accrued liabilities and other	12.6	15.6	100.3	29.0	—	157.5
Total Current Liabilities	548.1	19.1	300.3	358.0	(864.7)	360.8

Noncurrent Liabilities
Deferred income taxes	—	—	64.2	38.7	(16.7)	86.2
Environmental remediation and/or restoration	—	4.9	135.1	—	—	140.0
Long-term debt	—	547.0	—	—	—	547.0
Other	110.5	10.5	56.6	67.8	0.2	245.6
Total Noncurrent Liabilities	110.5	562.4	255.9	106.5	(16.5)	1,018.8

Total Stockholders’ Equity	1,659.7	437.7	610.4	337.6	(2,522.3)	523.1
Total Liabilities and Stockholders’ Equity	$2,318.3	$1,019.2	$1,166.6	$802.1	$(3,403.5)	$1,902.7

Condensed Consolidating Balance Sheet as of December 31, 2005

	Tronox Incorporated	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$23.8	$45.2	$—	$69.0
Intercompany receivables	—	—	53.0	11.4	(64.4)	—
Accounts receivable, net of allowance for doubtful accounts	0.8	—	173.9	156.9	—	331.6
Inventories	—	—	192.2	121.3	(1.2)	312.3
Prepaid and other assets	0.8	—	12.8	14.9	—	28.5
Income tax receivable	—	—	—	2.4	—	2.4
Deferred income taxes	—	8.4	26.6	3.1	(2.5)	35.6
Total Current Assets	1.6	8.4	482.3	355.2	(68.1)	779.4

Property, Plant and Equipment—Net	—	—	475.8	363.9	—	839.7
Investments in Subsidiaries	2,222.4	996.8	203.5	—	(3,422.7)	—
Long-Term Receivables, Investments and Other Assets	—	13.2	53.9	11.7	—	78.8
Goodwill and Other Intangible Assets	—	—	28.2	32.2	—	60.4
Total Assets	$2,224.0	$1,018.4	$1,243.7	$763.0	$(3,490.8)	$1,758.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Intercompany borrowings	$543.1	$—	$111.5	$214.7	$(869.3)	$—
Accounts payable	0.3	2.2	75.4	117.4	—	195.3
Accrued liabilities	2.0	14.3	119.8	32.8	—	168.9
Long-term debt due within one year	—	2.0	—	—	—	2.0
Income taxes payable	2.2	—	6.3	0.3	—	8.8
Total Current Liabilities	547.6	18.5	313.0	365.2	(869.3)	375.0

Noncurrent Liabilities
Deferred income taxes	0.3	—	54.2	27.0	(2.5)	79.0
Environmental remediation and/or restoration	—	7.2	128.5	10.2	—	145.9
Long-term debt	—	548.0	—	—	—	548.0
Other	—	1.2	56.4	66.1	(2.3)	121.4
Total Noncurrent Liabilities	0.3	556.4	239.1	103.3	(4.8)	894.3

Total Stockholders’ Equity	1,676.1	443.5	691.6	294.5	(2,616.7)	489.0
Total Liabilities and Stockholders’ Equity	$2,224.0	$1,018.4	$1,243.7	$763.0	$(3,490.8)	$1,758.3

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2006

	Tronox Incorporated	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)
Cash Flows from Operating Activities
Net income	$6.2	$7.2	$19.4	$7.6	$(34.2)	$6.2
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	—	—	28.6	20.7	—	49.3
Deferred income taxes	(0.4)	0.4	0.4	5.2	—	5.6
Equity in earnings of subsidiaries	(7.2)	(16.2)	(9.9)	—	33.3	—
Provision for environmental remediation and restoration, net of reimbursements	—	—	(10.3)	—	—	(10.3)
Other noncash items affecting net income	0.1	1.3	15.3	1.8	—	18.5
Changes in assets and liabilities	(0.5)	(9.6)	(23.5)	(22.3)	—	(55.9)
Net cash provided by (used in) operating activities	(1.8)	(16.9)	20.0	13.0	(0.9)	13.4
Cash Flows from Investing Activities
Capital expenditures	—	—	(19.1)	(24.2)	—	(43.3)
Other investing activities	—	—	0.5	—	—	0.5
Net cash used in investing activities	—	—	(18.6)	(24.2)	—	(42.8)
Cash Flows from Financing Activities
Dividends paid	(2.0)	—	—	—	—	(2.0)
Net transfers with affiliates	3.8	20.3	(18.2)	(6.8)	0.9	—
Decrease in debt	—	(1.0)	—	—	—	(1.0)
Debt issuance costs	—	(2.4)	—	—	—	(2.4)
Net cash provided by (used in) financing activities	1.8	16.9	(18.2)	(6.8)	0.9	(5.4)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(8.3)	—	(8.3)
Net Increase (Decrease) in Cash and Cash Equivalents	—	—	(16.8)	(26.3)	—	(43.1)
Cash and Cash Equivalents at Beginning of Year	—	—	23.8	45.2	—	69.0
Cash and Cash Equivalents at End of Year	$—	$—	$7.0	$18.9	$—	$25.9

Condensed Combining Statement of Cash Flows
Six Months Ended June 30, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	(Millions of dollars)
Cash Flows from Operating Activities
Net income	$104.5	$109.3	$8.2	$(221.6)	$0.4
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	—	29.1	24.5	—	53.6
Deferred income taxes	0.7	(25.7)	(4.3)	—	(29.3)
Asset write-downs and impairments	1.3	1.6	—	—	2.9
Equity in earnings of subsidiaries	(109.1)	(12.1)	—	121.2	—
Provision for environmental remediation and restoration, net of reimbursements	3.7	39.0	—	—	42.7
Allocations from Kerr-McGee	0.3	30.1	(4.9)	—	25.5
Other noncash items affecting net income	0.3	3.0	5.1	—	8.4
Changes in assets and liabilities	(8.5)	(91.3)	(42.9)	—	(142.7)
Net cash provided by (used in) operating activities	(6.8)	83.0	(14.3)	(100.4)	(38.5)
Cash Flows from Investing Activities
Capital expenditures	—	(13.3)	(18.1)	—	(31.4)
Collection on repurchased receivables	—	70.3	94.7	—	165.0
Other investing activities	—	0.9	—	—	0.9
Net cash used in investing activities	—	57.9	76.6	—	134.5
Cash Flows from Financing Activities
Net transfers with affiliates	6.8	(138.6)	0.7	100.4	(30.7)
Net cash provided by (used in) financing activities	6.8	(138.6)	0.7	100.4	(30.7)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	3.6	—	3.6
Net Increase in Cash and Cash Equivalents	—	2.3	66.6	—	68.9
Cash and Cash Equivalents at Beginning of Period	—	4.8	19.0	—	23.8
Cash and Cash Equivalents at End of Period	$—	$7.1	$85.6	$—	$92.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Recent Developments

We are the world’s third-largest producer and marketer of titanium dioxide based on reported industry capacity by the leading titanium dioxide producers, and we have an estimated 13% market share of the $9 billion global market in 2005 based on reported industry sales. We also produce and market electrolytic manganese dioxide and sodium chlorate, as well as boron-based and other specialty chemicals. We operate seven production facilities and have direct sales and technical service organizations in the United States, Europe and the Asia/Pacific region. Also, the company has in the past operated or held businesses or properties, or currently holds properties, that do not relate to the current chemical business.

Our business has two reportable segments: pigment and electrolytic and other chemical products. Our pigment segment primarily produces and markets titanium dioxide pigment, a white pigment used in a wide range of products for its exceptional ability to impart whiteness, brightness and opacity. Performance of our pigment segment is cyclical and tied closely to general economic conditions, including global gross domestic product. Events that negatively affect discretionary spending also may negatively affect demand for finished products that contain titanium dioxide. Our pigment segment also is affected by seasonal fluctuations in the demand for coatings, the largest end-use market for titanium dioxide. The electrolytic and other chemical products segment produces chemicals for both rechargeable and non-rechargeable batteries, sodium chlorate for pulp bleaching used in the paper industry and boron-based specialty chemicals used in pharmaceuticals, high-performance fibers and other specialty products. We are a key supplier and have leading market positions in each of these products.

Distribution of Tronox Class B shares. On March 30, 2006, Kerr-McGee completed its spin-off of Tronox Class B shares (“the Distribution”). Concurrently, as provided in the employee benefits agreement between Tronox and Kerr-McGee, certain of our employees received Tronox stock-based awards as a result of a conversion of unvested Kerr-McGee stock options, restricted stock, stock opportunity grants and performance units. Approximately 920,000 stock options and 625,000 restricted stock-based awards resulted from the conversion based on the closing stock prices of Kerr-McGee and Tronox on March 30, 2006.

Also concurrent with the Distribution, Tronox established certain tax-qualified and nonqualified pension and postretirement plans for its U.S. employees previously covered under the U.S. benefit plans of Kerr-McGee. As a result, the company assumed certain obligations and received associated trust assets in accordance with the employee benefits agreement between the two companies.

The company adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Share-Based Payment" effective January 1, 2006, using the modified prospective method of transition. Including the effects of adopting the new accounting standard and the effects of the conversion of Kerr-McGee stock-based awards, stock-based compensation expense in the first six months of 2006 totaled $5.5 million ($3.5 million on an after tax basis). In accordance with this standard, for the remainder of the 2006 year, we expect to recognize $3.0 million to $4.0 million of stock-based compensation expense, pretax. The total unamortized compensation cost as of June 30, 2006, was $9.5 million. Compensation cost ultimately recognized may differ from this amount due to new awards, if any, and changes in the estimate of forfeitures.

Recent Developments. Our operations in Australia include a synthetic rutile facility (“Chandala”) with annual capacity of 225,000 tonnes. Synthetic rutile is a high-grade titanium dioxide (“pigment”) feedstock. All of the feedstock for our pigment facility in Australia, and approximately 20% of the feedstock used at our two pigment facilities in the U.S., is supplied from Chandala. On July 12, 2006, Chandala encountered increased deterioration in the kiln, requiring a short-term shutdown for internal repair work. In light of this shutdown, we have decided to incorporate additional repair work that had been scheduled for 2007. We estimate the current shutdown to last approximately six to seven weeks. We have adequate supplies of synthetic rutile to meet feedstock requirements at our pigment facility in Australia, and have made arrangements to insure substitute feedstock is available to meet the feedstock requirements at our U.S. pigment facilities. We estimate this shutdown will have a negative effect on our operating results for the second half of 2006 in the range of $5 million to $6 million.

Asset Impairment. The company has been working on the development of a raw materials feed project to improve efficiencies and reduce costs at its Savannah, Georgia, pigment facility. The initial trials of the project indicated that modifications would be required to achieve a satisfactory economic benefit. During the second quarter of 2006, additional studies were performed to determine the technical requirements needed to achieve operations and the additional cost to complete the project. The company is evaluating the results of the study and expects to determine later in 2006 if the project will be completed. If it is decided that this is not a viable project, the assets will be written down approximately $4.0 million to their net realizable value.

Results of Operations

The following table summarizes segment operating profit, with a reconciliation to consolidated and combined net income (loss) for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Millions of dollars)
Net sales—
Pigment	$349.0	$331.4	$658.0	$642.2
Electrolytic and other chemical products	23.9	24.5	51.1	47.9
Total	$372.9	$355.9	$709.1	$690.1
Operating profit(1)—
Pigment	$10.2	$33.5	$35.9	$65.2
Electrolytic and other chemical products(2)	1.3	1.9	23.1	(6.8)
Subtotal	11.5	35.4	59.0	58.4
Corporate and nonoperating sites(3)	(6.0)	(0.6)	(8.5)	(0.8)
Provision for environmental remediation and restoration(4)	—	(5.6)	—	(5.6)
Operating profit	5.5	29.2	50.5	52.0
Interest and debt expense - third parties	(12.3)	—	(24.3)	—
Other income (expense)(5)	5.3	(10.2)	9.7	(15.2)
Income tax provision	(4.2)	(10.7)	(18.0)	(16.1)
Income (loss) from continuing operations	(5.7)	8.3	17.9	20.7
Discontinued operations, net of taxes	(8.7)	(11.9)	(11.7)	(20.3)
Net income (loss)	$(14.4)	$(3.6)	$6.2	$0.4
_____________________
(1)
Our management evaluates segment performance based on segment operating profit, which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment and environmental provisions related to sites no longer in operation, income tax expense or benefit and other income (expense). Total operating profit of both of our segments is a non-GAAP financial measure of the company’s performance, as it excludes general expenses and environmental provisions related to sites no longer in operation which are a component of operating profit, the most comparable GAAP measure. Our management considers total operating profit of our segments to be an important supplemental measure of our operating performance by presenting trends in our core businesses and facilities currently in operation. This measure is used by us for planning and budgeting purposes and to facilitate period-to-period comparisons in operating performance of our reportable segments in the aggregate by eliminating items that affect comparability between periods. We believe that total operating profit of our segments is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers. Additionally, it highlights operating trends and aids analytical comparisons. However, total operating profit of our segments has limitations and should not be used as an alternative to operating profit, a performance measure determined in accordance with GAAP, as it excludes certain costs that may affect our operating performance in future periods.

(2)
Includes $0.1 million and nil for the three months ended June 30, 2006 and 2005, respectively, and $(20.4) million and $11.0 million for the six months ended June 30, 2006 and 2005, respectively, of environmental charge, net of reimbursements, related to ammonium perchlorate at the company’s Henderson, Nevada, facility.

(3)
Includes general corporate expenses not identified to a specific segment and general expenses related to various businesses in which the company’s affiliates are no longer engaged, but that have not met the criteria for reporting as discontinued operations.

(4)	Includes environmental provisions related to various businesses in which the company’s affiliates are no longer engaged, but that have not met the criteria for reporting as discontinued operations.

(5)
Three months and six months ended June 30, 2005, include interest expense allocated to us by Kerr-McGee based on specifically identified borrowings from Kerr-McGee at Kerr-McGee’s average borrowing rates.

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Net Sales. Net sales increased by $17.0 million, or 4.8%, to $372.9 million in the second quarter of 2006 from $355.9 million in the second quarter of 2005. The increase was due to a $17.6 million increase in the pigment segment sales offset slightly by a reduction in the electrolytic and other chemical product segment sales. See further discussions below under “Pigment Segment - Net Sales” and “Electrolytic and Other Chemical Products Segment - Net Sales.”

       Gross Margin. Gross margin for the second quarter of 2006 was $31.0 million compared to $64.3 million in the second quarter of 2005. As a percent of sales, gross margin declined to 8.3% from 18.1% as compared to the same period of the prior year. Margins were negatively impacted by higher process chemical and energy costs as well as by unplanned production downtime, which curtailed production and resulted in additional costs at our Savannah, Georgia, facility. Higher process chemical costs were primarily attributable to increased pricing for chlorine, coke and caustic at our pigment plants in the United States. Feedstock costs were higher for our Henderson, Nevada, manganese dioxide operations. Energy costs, for all of our plants in the United States, were higher in 2006 compared to 2005 primarily due to higher realized natural gas prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.8 million in the second quarter of 2006 compared to the second quarter of 2005. The decrease was primarily due to a decrease in employee incentive compensation related to cash bonuses resulting from lower projected payouts under the 2006 plan, partially offset by increased other compensation and benefit costs, including costs related to stock-based awards, and increased retirement and postretirement expense.

Provision for Environmental Remediation and Restoration, net of Reimbursements. The provision for environmental remediation and restoration, net of reimbursements, was nil in the second quarter of 2006 compared to an expense of $5.8 million in the same period of 2005. The expense recognized in 2005 was primarily related to remediation of the former agricultural chemical, Jacksonville, Florida, site for soil remediation and excavation (see Note 13 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q).

Interest and Debt Expense — Third Parties. Interest and debt expense to outside parties was $12.3 million in the second quarter of 2006 compared to nil in the same period of the prior year. The increase was due to interest on the company’s unsecured notes and term loan facility that were entered into concurrent with the initial public offering (“IPO”) in November 2005.

Other Income (Expense). Other income for the second quarter of 2006 was $5.3 million compared to expense of $10.2 million in the second quarter of 2005. The $15.5 million change was primarily due to the favorable effects of income in 2006 from equity method affiliates of $4.7 million principally due to land sales in the Henderson, Nevada, area, the elimination in 2006 of interest expense allocated from affiliates ($4.5 million), the elimination of the asset securitization program and the fees associated with it ($1.2 million), and gains in 2006 compared to losses in 2005 attributable to changes in the exchange rates for both the euro and the Australian dollar ($7.5 million). Partially offsetting these favorable effects was a provision for litigation settlements of $3.7 million related to the Western Fertilizer case (see Note 13 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q).

Income Tax Provision. Our effective tax rate related to continuing operations for the second quarter of 2006 was 280% compared to 56.3% for the same period in 2005. Our effective tax rate was lower in the second quarter of 2006 primarily due to the taxation of foreign operations, in particular, non-deductible permanent differences and forecasted losses in certain foreign jurisdictions in which the actual tax rate is below the statutory rate.

Loss from Discontinued Operations. The loss from discontinued operations, net of taxes, in the second quarter of 2006 was $8.7 million compared to $11.9 million in the second quarter of 2005. The 2006 loss was primarily attributable to additional environmental costs for the former West Chicago site due primarily to a cost increase implemented by the licensed disposal facility used in remediation efforts. The loss in 2005 was primarily related to legal fees and environmental costs associated with the company’s former forest products operations. (see Note 13 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q).

Pigment Segment

Net Sales. Net sales increased $17.6 million, or 5.3%, in the second quarter of 2006 compared to the same period in 2005. Higher sales volumes accounted for $19.1 million of the increase offset in part by a reduction in average selling prices due to a change in the euro exchange rate between the second quarter of 2005 and the second quarter of 2006. The increased volumes in the second quarter were primarily attributable to strong demand into the Asia/Pacific region and a rebound in demand in Europe.

Operating Profit. Operating profit in the second quarter of 2006 was $10.2 million, a decrease of $23.3 million from $33.5 million in the second quarter of 2005. Offsetting the favorable affects of the increased sales mentioned above, operating results were negatively impacted $29.2 million by higher production and distribution costs. The increased production costs were primarily due to increased process chemical, energy and waste treatment costs in our U.S. operations, as well as unplanned production downtime which curtailed production and resulted in additional costs at our Savannah, Georgia, facility. Higher process chemical costs were primarily attributable to increased pricing for chlorine, coke and caustic at our pigment plants in the United States. Energy costs, for all of our plants in the United States, were higher in 2006 compared to 2005 primarily due to higher realized natural gas prices.

Operating costs in our European operations were slightly higher in local currency but were largely offset by the favorable impact of exchange rate changes on the euro between the second quarter of 2005 and the second quarter of 2006. Selling, general and administrative expenses decreased $9.7 million due to a decrease in employee incentive compensation related to cash bonuses resulting from lower projected payouts under the 2006 plan partially offset by increased compensation and benefit costs, including costs related to stock-based awards and increased retirement and postretirement expense.

Electrolytic and Other Chemical Products Segment

Net Sales. Net sales in the second quarter of 2006 were $23.9 million, a decrease of $0.6 million compared to the second quarter of 2005. Pricing remains ahead of last year as sales prices were increased early in 2006 in an effort to offset rising costs. Volumes for manganese dioxide have slowed in the second quarter of 2006 after a strong first quarter and as compared to the prior year. The reduction is due to a slowdown in the normal order patterns of the primary customers for electrolytic manganese dioxide. Increased market share in boron and chlorate products, as well as the continued commercialization and ramp up of the lithium manganese product line, partially offset the lower volumes in manganese dioxide.

Operating Profit. Operating profit in the second quarter of 2006 was $1.3 million, compared with operating profit of $1.9 million in the same period of 2005. The $0.6 million reduction in profit was primarily due to higher manufacturing costs, including feedstock and energy costs, which more than offset the improved pricing and a slightly lower selling, general and administrative expense.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Sales. Net sales increased by $19.0 million, or 2.8%, to $709.1 million in the six months ended June 30, 2006, from $690.1 million in the same period of 2005. The increase was primarily due to an increase in the pigment segment sales of $15.8 million and an increase in the electrolytic and other chemical product segment sales of $3.2 million. See further discussions below under “Pigment Segment - Net Sales” and “Electrolytic and Other Chemical Products Segment - Net Sales.”
-
Gross Margin. Gross margin for the six months ended June 30, 2006, was $91.2 million compared to $126.2 million in the second quarter of 2005. As a percent of sales, gross margin declined to 12.9% from 18.3% in the same period of the prior year. Margins in the six-month period were negatively impacted by higher process chemical and energy costs, as well as unplanned production downtime which curtailed production and resulted in additional costs at our Savannah, Georgia, facility. Higher process chemical costs were primarily attributable to increased pricing for chlorine, coke and caustic at our pigment plants in the United States. Feedstock costs were higher for our Henderson, Nevada, manganese dioxide operations. Energy costs, for all of our plants in the United States, were higher in 2006 compared to 2005 primarily due to higher realized natural gas prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.7 million in the six months ended June 30, 2006, compared to the same period of 2005. The increase was primarily due to increased compensation and benefit costs, including costs related to stock-based awards, certain retention award programs, and increased retirement and postretirement expense. Partially offsetting the increase was a decrease in employee incentive compensation related to cash bonuses resulting from lower projected payouts under the plan.

Provision for Environmental Remediation and Restoration, net of Reimbursements. The provision for environmental remediation and restoration, net of reimbursements, was income of $20.5 million in the six months ended June 30, 2006, compared to an expense of $16.7 million in the same period of 2005. The income recognized in 2006 consisted of a $20.5 million reimbursement settlement of our claim against the United States for contribution of past costs for ammonium perchlorate remediation at our Henderson, Nevada, facility. The provision in the six months ended June 30, 2005, included $10.4 million related to the remediation of ammonium perchlorate contamination at the Henderson, Nevada, facility, and $5.6 million related to remediation of the former agricultural chemical, Jacksonville, Florida, site for soil removal and excavation (see Note 13 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q).

Interest and Debt Expense — Third Parties. Interest and debt expense to outside parties was $24.3 million in the six months ended June 30, 2006, compared to nil in the same period of the prior year. The increase was due to interest on the company’s unsecured notes and term loan facility that were entered into concurrent with the initial public offering (“IPO”) in November 2005.

Other Income (Expense). Other income for the six months ended June 30, 2006, was $9.7 million compared to expense of $15.2 million in the six months ended June 30, 2005. The $24.9 million change is primarily due to the favorable effects of an increase in income from equity method affiliates of $4.5 million, the elimination in 2006 of interest expense allocated from affiliates ($7.6 million), the elimination of the asset securitization program and the fees associated with it ($4.0 million), and an increase in gains in 2006 compared to losses in 2005 attributable to changes in the exchange rates for both the euro and the Australian dollar ($10.3 million). Partially offsetting these favorable effects was a provision for litigation settlements of $3.7 million related to the Western Fertilizer case (see Note 13 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q).

Income Tax Provision. Our effective tax rate related to continuing operations in the six-month period ending June 30, 2006, was 50.1% compared to 43.8% for the same period in 2005. Our effective tax rate was higher in 2006, primarily due to the taxation of foreign operations.

Loss from Discontinued Operations. The loss from discontinued operations, net of taxes, in the six months ended June 30, 2006, was $11.7 million compared to $20.3 million in the same period of 2005. In both 2006 and 2005, the losses from discontinued operations were primarily related to legal fees and environmental costs associated with the company’s former forest products operations and environmental costs for the former West Chicago site. (see Note 13 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q).

Pigment Segment

Net Sales. Net sales increased $15.8 million, or 2.5%, in the six months ended June 30, 2006, compared to the same period in 2005. Higher sales volumes accounted for the increase in net sales offset in part by approximately $12.9 million related to exchange rate changes on the euro between the first six months of 2005 and the same period of 2006. Higher sales volumes in 2006 were attributable to the strong sales in Europe and Asia/Pacific during the second quarter.

Operating Profit. Operating profit in the six months ended June 30, 2006, was $35.9 million, a decrease of $29.3 million from $65.2 million in the same period of 2005. Offsetting the favorable effects of the increased sales volumes mentioned above, operating results were negatively impacted $34.9 million by higher production and distribution costs. The increased production costs were primarily due to increased process chemical, energy and waste treatment costs in our U.S. operations, as well as unplanned production downtime which curtailed production and resulted in additional costs at our Savannah, Georgia, facility. Higher process chemical costs were primarily attributable to increased pricing for chlorine, coke and caustic at our pigment plants in the United States. Energy costs, for all of our plants in the United States, were higher in 2006 compared to 2005 primarily due to higher realized natural gas prices.

Operating costs in our European operations were slightly higher in local currency, but were more than offset by the favorable impact of exchange rate changes on the euro between the first six months of 2005 and the same period in 2006. Selling, general and administrative expenses decreased $4.7 million primarily due to a decrease in employee incentive compensation related to cash bonuses resulting from lower projected payouts under the plan, partially offset by increased other compensation and benefit costs, including costs related to stock-based awards, certain retention award programs, and increased retirement and postretirement expense.

Electrolytic and Other Chemical Products Segment

Net Sales. Net sales in the first six months of 2006 were $51.1 million, an increase of $3.2 million compared to the same period of 2005. Pricing remains ahead of last year as sales prices were increased early in the year in an effort to offset rising costs. Volumes for manganese dioxide on a year-to-date basis are behind the volumes in the same period of last year despite a strong first quarter. The reduction is due to a slowdown in the normal order patterns of the primary customers for electrolytic manganese dioxide. Increased market share and new opportunities in other products as well as the continued commercialization and ramp up of the lithium manganese product line more than offset the lower volumes in manganese dioxide.

Operating Profit. Operating profit in the six months ended June 30, 2006, was $23.1 million, compared with an operating loss of $6.8 million in the same period of 2005. The $29.9 million improvement was primarily due to the $20.5 million recovery of past environmental remediation costs from the United States in 2006 compared to a net environmental provision of $10.9 million in 2005 related to ammonium perchlorate remediation associated with our Henderson, Nevada, facility. Increased manufacturing costs and selling, general and administrative expenses more than offset the sales gains in the first half of the year. Increased manufacturing costs are primarily related to feedstock costs and energy, while higher selling, general and administrative expenses of $0.5 million are attributable to legal costs associated with the Navy lawsuit and higher compensation and benefits costs, including stock-based awards, and increased retirement and postretirement expense.

Financial Condition and Liquidity

Overview. The following table provides certain information useful in the analysis of our financial condition and liquidity:

	June 30, 2006	December 31, 2005
	(Millions of dollars)

Current ratio(1)	2.2:1	2.1:1
Cash and cash equivalents	$25.9	$69.0
Working capital(2)	420.2	404.4
Total assets(3)	1,902.7	1,758.3
Long-term debt	547.0	548.0
Stockholders’ equity	523.1	489.0
_________________
(1)	Represents a ratio of current assets to current liabilities.
(2)	Represents excess of current assets over current liabilities.
(3)
Effective March 30, 2006, the company assumed certain U.S. benefit plan obligations and received a transfer of related assets which resulted in increases in total assets of $122.8 million, stockholders’ equity of $2.1 million and total liabilities of $120.7 million.

Our primary cash needs are for working capital, capital expenditures, environmental cash expenditures and debt service under the senior secured credit facility and the unsecured notes. We believe that our cash flows from operations, together with borrowings under our revolving credit facility, will be sufficient to meet these cash needs for the foreseeable future. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our cash flows from operations are less than we expect, we may need to raise additional capital. We may also require additional capital to finance our future growth and development, implement additional marketing and sales activities, and fund our ongoing research and development activities.

Cash and cash equivalents at June 30, 2006, consisted of $16.9 million which was held in the United States and $9.0 million held in other countries.

Prior to the IPO, we participated in Kerr-McGee’s centralized cash management system and relied on Kerr-McGee to provide necessary cash financing. The related cash activity between us and Kerr-McGee has been reflected as net transfers with affiliates within financing activities in our condensed consolidated and combined statement of cash flows. Additionally, as discussed below under “Cash Flows from Operating Activities,” prior to the IPO, certain expenditures related to our operations were paid by Kerr-McGee on our behalf and, therefore, did not affect cash flows from operating, investing and financing activities reported in our condensed consolidated and combined statement of cash flows. As such, the amounts of cash and cash equivalents, as well as cash flows from operating, investing and financing activities in our condensed consolidated and combined financial statements presented as of or for the six months ended June 30, 2005, are not representative of the amounts that would have been required or generated by us as a stand-alone company.

Tronox Western Australia Pty Ltd, a wholly-owned subsidiary of the company, entered into an agreement to purchase a 50% undivided interest in mining tenements and related mining assets. The agreement was nonbinding at June 30, 2006, pending governmental approval. The final approval was received on July 12, 2006. The tenements provide additional heavy mineral resources to be processed by our joint venture, Tiwest Joint Venture, and provide feedstock for our pigment operations. The company will record noncash capital additions during the third quarter of 2006 of approximately $9.4 million and debt of $9.4 million. The debt requires scheduled payments through 2014, including $1.1 million in 2006, with an early payment option at the end of 2007.

We have an interest in The Landwell Company LP (“Landwell”), a limited partnership formed to market or develop land in the Henderson, Nevada, area. Landwell entered into an agreement in late 2004 to sell to Centex Homes approximately 2,200 contiguous acres of land in Henderson for eventual use as a new, mixed-use master planned community. The agreement contains conditions to closing that are generally typical in sales of large tracts of undeveloped land. We have been advised by Landwell’s general partner that closing conditions on a significant portion of the land under contract are projected to be satisfied in the fourth quarter of 2006. This large parcel under contract, in addition to other parcels available for sale by Landwell or under contract, are in the vicinity of our Henderson facility, where we are in the preliminary stage of exploring the possible sale of 100% owned acreage considered surplus for plant operations. Land sale proceeds before taxes could be as much as $50 million in 2006. Cash flows resulting from the above described agreement with Centex Homes, net of taxes, are required to be used to pay down outstanding debt under our senior secured credit facility.

Credit Facilities and Debt Covenants.  In November 2005, our wholly-owned subsidiary, Tronox Worldwide LLC, entered into a senior secured credit facility. This facility consists of a $200 million six-year term loan facility and a five-year multicurrency revolving credit facility of $250 million. This facility is unconditionally and irrevocably guaranteed by Tronox and Tronox Worldwide LLC’s direct and indirect material domestic subsidiaries. The facility is secured by a first priority security interest in certain domestic assets, including certain property and equipment, inventory and receivables, of Tronox Worldwide LLC and the guarantors of the senior secured credit facility. The facility is also secured by pledges of the equity interest in Tronox Worldwide LLC and Tronox Worldwide LLC’s direct and indirect domestic subsidiaries and up to 65% of the voting and 100% of the non-voting equity interests in Tronox Worldwide LLC’s direct foreign subsidiaries and the direct foreign subsidiaries of the guarantors of the senior secured credit facility.

The terms of the credit agreement provide for customary representations and warranties, affirmative and negative covenants, and events of default. We are also required to maintain compliance with the following financial covenants in 2006 (in each case, as defined in the agreement):

•	Consolidated Total Leverage Ratio of no more than 3.75:1
•	Consolidated Interest Coverage Ratio of at least 2:1
•	Limitation on Capital Expenditures

We were in compliance with these financial covenants at June 30, 2006.

Also in November, 2005, our wholly-owned subsidiaries, Tronox Worldwide LLC and Tronox Finance Corp., issued $350.0 million in aggregate principal amount of 9½% senior unsecured notes due 2012 in a private offering concurrent with the IPO. During the second quarter of 2006, the company registered these notes with the Securities and Exchange Commission (“SEC”) and subsequently completed an exchange of all notes and guarantees for publicly tradable notes and guarantees having substantially identical terms, on July 14, 2006. These notes are guaranteed by our material direct and indirect wholly-owned domestic subsidiaries.

       Cash Flows from Operating Activities. Cash flows from operating activities for the six months ended June 30, 2005, exclude expenditures of $31.0 million for general corporate expenses, employee benefits and net interest costs associated with our present and discontinued operations which were paid by Kerr-McGee on our behalf. Therefore, reported amounts are not representative of cash flows from operating activities we will generate or use as a stand-alone company. While such costs are reflected in our condensed consolidated and combined statement of operations because they were allocated to us by Kerr-McGee, they did not result in cash outlays by us. As a stand_alone company, we expect costs and expenses of this nature will require the use of our cash and other sources of liquidity. Excluding any one-time adjustments (such as the implementation of FAS 123R and changes in our cash bonus accrual), we expect that our general corporate expenses may be $15 million to $20 million greater on an annual basis than we have incurred historically, which will further reduce our cash flows from operating activities as compared to historical experience. Cash flows from operating activities for the six months ended June 30, 2005, also exclude $165 million paid by Kerr-McGee on our behalf to repurchase pigment receivables upon termination of an accounts receivable monetization program.

    Cash flows from operating activities for the six months ended June 30, 2006, were $13.4 million, compared to cash used in operating activities of $38.5 million for the same period in 2005. The $51.9 million increase in cash flows from operating activities for the six months ended June 30, 2006, was due primarily to the impact of the termination of the accounts receivable monetization program in 2005, partially offset by higher operating costs, interest payments on long-term debt arrangements, timing of income tax payments, a decrease in environmental reimbursement receipts and cash bonus program payments in 2006. Termination of our accounts receivable monetization program resulted in an extension of the collection period for accounts receivable arising from pigment sales compared to the collection period of receivables prior to program termination. This had a one-time impact, in the 2005 period, of reducing our cash flows from operating activities related to the increase in our accounts receivable.

Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2006, was $42.8 million, a decrease of $177.3 million compared to the same period in 2005. The decrease is due primarily to the collection of repurchased accounts receivable of $165.0 million contributed to us by Kerr-McGee in the 2005 period as well as increased capital expenditures. Capital expenditures were higher due to significant ongoing projects that include changes to the Uerdingen, Germany, pigment facility to convert waste to a saleable product and reduce raw material costs, upgrading the oxidation line at the Botlek, Netherlands, facility and process improvements at the Hamilton, Mississippi, facility for the purpose of producing a new grade of pigment for use in architectural paints.

Capital expenditures for the 2006 annual period are forecasted to be $90 million ($9 million of which will be noncash activity in the third quarter of 2006, related to the Australian mining tenements). The process and technology improvement projects at Uerdingen, Botlek and Hamilton described above comprise the majority of the total 2006 annual forecast. Additionally, investing activities for 2006 are expected to include, in the form of a dividend, proceeds from land sales in the vicinity of our Henderson, Nevada, facility.

Cash Used in Financing Activities. Net cash used in financing activities was $5.4 million for the six months ended June 30, 2006, and $30.7 million for the same period in 2005. The decrease in use of funds primarily resulted from becoming a stand-alone and self-supported company. The cash used for the six months ended June 30, 2006, consisted of payments related to our long-term debt of $3.4 million and the payment of $2.0 million in dividends, while the net financing activity for the same period in 2005 represented funds transferred to Kerr-McGee. Upon receipt of certain proceeds from the land sales mentioned in the preceding paragraph, we will be required to pay down outstanding debt under our senior secured credit facility.

Commitments

At July 31, 2006, we had outstanding letters of credit of approximately $65.7 million. These letters of credit have been granted to us by financial institutions to support our environmental cleanup costs, insurance claims and miscellaneous operational and severance requirements.

Critical Accounting Policies

The following description of critical accounting policies is not intended to be an all-inclusive discussion of the uncertainties considered and estimates made by management in applying benefit plan accounting principles and policies. Results may vary significantly if different policies were used or required and if new or different information becomes known to management. There were no other significant changes in critical accounting policies from those previously disclosed in the company’s latest annual report on Form 10-K.

U.S. Benefit Plans

As discussed under Note 11 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q, as of March 30, 2006, the company established certain U.S. benefit plans to cover our U.S. employees who previously participated in certain U.S. benefit plans sponsored by Kerr-McGee. In order to establish the appropriate amounts on the company’s balance sheet and estimate net periodic cost for the remainder of 2006, an actuarial analysis was performed based on assumptions developed by management. A brief description of the methodology used by management to develop certain significant assumptions is included below.

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

The above assumptions are specific to us and our employee groups covered, and, therefore, are expected to be different from assumptions formed by Kerr-McGee for its plans. Application of such assumptions by us may result in different amounts of net periodic cost (benefit) recognized in our financial statements in future periods compared to the net periodic cost (benefit) historically allocated to us by Kerr-McGee. It is estimated that total U.S. net periodic cost for the annual 2006 period will be approximately $10.6 million, which includes $3.3 million allocated from Kerr-McGee for the period January 1 through March 30, 2006. (See Note 11 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q).

Unrecognized Gains (Losses) and Prior Service Cost. Net periodic cost for the period April 1 through December 31, 2006, and future periods will include amortization of unrecognized items assumed at the time the company established the plans. According to the March 30, 2006, actuarial valuation, unrecognized prior service cost totaled $11.2 million and unrecognized actuarial loss was $94 million. The component of the 2006 net periodic cost related to amortization of unrecognized items for our newly established U.S. retirement plans is estimated to be approximately $2.8 million.

The following table shows the impact of changes in the primary assumptions used in actuarial calculations associated with our pension and other postretirement benefits. The net periodic cost (benefit) amounts reflect the impact on net periodic cost (benefit) for the nine-month period ending December 31, 2006, following the establishment of our benefit plans. The projected benefit obligation amounts reflect the impact on the projected benefit obligation as of March 30, 2006.

	Pension Benefits (1)		Other Postretirement Benefits
	Net Periodic Cost (Benefit)	Projected Benefit Obligation	Net Periodic Cost (Benefit)	Accumulated Postretirement Benefit Obligation
	(Millions of dollars)
Increase of 0.5% in —
Discount rates	$(0.4)	$(23.0)	$(0.3)	$(6.9)
Expected return on plan assets	(1.7)	—	—	—
Rate of compensation increase	0.5	4.4	—	0.1

Decrease of 0.5% in —
Discount rates	$2.0	$25.5	$0.3	$7.5
Expected return on plan assets(2)	1.7	—	—	—
Rate of compensation increase	(0.5)	(4.4)	—	(0.1)

Change in health care cost trend rate of 1%
Increase	$—	$—	$1.0	$9.1
Decrease	—	—	(0.8)	(7.8)
_________________
(1)
The sensitivity analysis reflects only the impact of assumption changes on our U.S. qualified retirement plan. While Tronox sponsors other retirement plans for its U.S. employees, the projected benefit obligation for the U.S. qualified retirement plan at March 31, 2006, represented 98% of the total projected benefit obligation for all U.S. retirement plans.

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

FASB Exposure Draft - The FASB has recently issued an exposure draft titled “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))” and is expected to issue the resulting new accounting standard later in 2006, to be effective with the 2006 annual reporting period. Assuming the provisions of the new standard are consistent with decisions reached by the FASB to date, the standard will require recognition on the balance sheet of the unrecognized portion of projected benefit obligations, with an offsetting change in accumulated other comprehensive income (loss) in equity. This initial stage of the FASB project is not expected to affect the measurement of the net periodic cost. The result of such an accounting policy will be the recognition on the balance sheet of the over or under funded status of the plans (or the difference between the benefit obligation and the fair value of plan assets, if any). Based on preliminary estimates received from the company’s actuary, it is estimated that the company will recognize a reduction of approximately $120.0 million ($80.0 million after tax) in stockholders’ equity which represents currently unrecognized obligations.

    Uncertain Tax Positions - In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FAS No. 109”). FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FAS No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN No. 48 clarifies the application of FAS No. 109 by defining criteria that an uncertain tax position must meet in order to be recognized in an enterprise's financial statements. The interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The company is currently assessing the financial statement impact of adopting this interpretation.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks, including credit risk, from fluctuations in foreign currency exchange rates and natural gas prices. To reduce the impact of these risks on earnings and to increase the predictability of cash flows, from time to time, we enter into derivative contracts, primarily forward contracts to buy and sell foreign currencies. We also enter into financial derivative instruments that generally fix the commodity prices to be paid for a portion of our forecasted natural gas purchases. These contracts have been designated and qualified as cash flow hedges. The following table presents the forecasted percentage hedged and the weighted average price per MMBtu for contracts outstanding at June 30, 2006, to purchase natural gas for our U.S. operations.

	U.S. Natural gas purchases
	% hedged	Average Contract Price $/MMBtu
Q3 2006	76%	$7.82
Q4 2006	63%	$8.96

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic SEC filings. There was no change in the company’s internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

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

New Jersey Wood-Treatment Site

Tronox LLC was named in 1999 as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) at a former wood-treatment site in New Jersey at which EPA is conducting a cleanup. On April 15, 2005, Tronox LLC and Tronox Worldwide LLC received a letter from EPA asserting they are liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest, though EPA has informed Tronox LLC that it expects final project costs will be approximately $236 million, plus possible other costs and interest. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor owner in the 1960s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed liabilities for the site. In addition, although it appears there may be other PRPs, the company does not know whether there are any defenses to liability available to the other PRPs or whether the other PRPs have the financial resources necessary to meet their obligations. Tronox LLC intends to vigorously defend against EPA’s demand. However, Tronox LLC and EPA have agreed to submit the matter to nonbinding mediation that could lead to a settlement or resolution of EPA’s demand. No reserve for reimbursement of cleanup costs at the site has been recorded because it is not possible to reliably estimate the liability, if any, the company may have for the site because of the aforementioned defenses and uncertainties.

Forest Products

Between December 31, 2002, and May 2, 2005, approximately 250 lawsuits (filed on behalf of approximately 5,100 claimants) were filed against Tronox LLC in connection with the former wood-treatment plant in Columbus, Mississippi. Substantially all of these lawsuits are pending in the U.S. District Court for the Northern District of Mississippi and have been consolidated for pretrial and discovery purposes. In June 2006, over 400 plaintiffs were involuntarily dismissed. In addition, a suit filed by the Maranatha Faith Center against Tronox LLC and Tronox Worldwide LLC on February 18, 2000, relates to the former wood-treatment plant in Columbus and is pending in the Circuit Court of Lowndes County, Mississippi. Between December 31, 2002, and June 25, 2004, three lawsuits (filed on behalf of approximately 3,300 claimants) were filed against Tronox LLC in connection with a former wood-treatment plant located in Hattiesburg, Mississippi. These lawsuits were removed to the U.S. District Court for the Southern District of Mississippi. Between September 9, 2004, and December 28, 2005, four lawsuits (filed on behalf of 69 claimants) were filed against Tronox LLC in connection with a former wood-treatment plant located in Texarkana, Texas. Two of the Texarkana lawsuits that were filed in Oklahoma (on behalf of 30 claimants) have been dismissed on jurisdictional grounds. However, in December 2005, five plaintiffs (two of whom were in the dismissed Oklahoma case) filed a new lawsuit in a Texas federal court, and in July 2006, five plaintiffs (three of whom were in the dismissed Oklahoma case) also filed a lawsuit in Texas. Between January 3, 2005, and July 26, 2005, 35 lawsuits (filed on behalf of approximately 4,600 claimants) were filed against Tronox LLC and Tronox Worldwide LLC in connection with the former wood-treatment plant in Avoca, Pennsylvania. All of these lawsuits seek recovery under a variety of common law and statutory legal theories for personal injuries and/or property damages allegedly caused by exposure to and/or release of creosote, a chemical used in the wood-treatment process.

In 2003, Tronox LLC entered into a settlement agreement that resolved approximately 1,490 of the Hattiesburg claims, which resulted in aggregate payments by Tronox LLC of approximately $0.6 million. In December 2005, Tronox LLC entered into settlement agreements to resolve up to 1,335 of the remaining Hattiesburg claims and up to 879 of the Columbus claims. The December 2005 settlement agreements required Tronox LLC to pay up to $2.5 million, of which $1.8 million was paid in December 2005. In addition, all of the remaining Hattiesburg claims have been dismissed without prejudice on the basis of failure to pay filing fees and failure to disclose information in compliance with court orders. The company currently believes that the unresolved claims relating to the Columbus, Hattiesburg, Texarkana and Avoca plants are without substantial merit and is vigorously defending against them.

For a discussion of other legal proceedings and contingencies, including proceedings related to our environmental liabilities, see Note 13 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The 2006 annual meeting of stockholders was held on May 11, 2006. The following matters were voted upon at the 2006 annual meeting:

        (1) The stockholders voted in favor of electing Jerome Adams as director. There were
              152,531,212 votes for the proposal; 1,430 votes against the proposal; and 12,570 abstentions.

        (2) The stockholders ratified the appointment of Ernst & Young LLP as the company’s independent auditors for 2006. There were 152,543,622 votes for the proposal; 5,410 votes against the proposal; and 370 abstentions.

Item 6. Exhibits

Exhibit No.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2006.

TRONOX INCORPORATED

By:	/s/ Thomas W. Adams
Name: Thomas W. Adams
Title: Chief Executive Officer

By:	/s/ Mary Mikkelson
Name: Mary Mikkelson
Title: Senior Vice President and Chief
Financial Officer (Principal Financial
and Accounting Officer)