Form 10-Q
period 2006-11-02
TRONOX INC
filed 2006-11-14
CIK 1328910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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
Yes ☐ No ☑

As of October 31, 2006, 18,356,778 shares of the company’s Class A, $0.01 par value common stock and 22,889,431 shares of the company’s Class B, $0.01 par value common stock were outstanding.

TRONOX INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRONOX INCORPORATED

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Millions of dollars, except per share data)

Net Sales	$376.2	$327.4	$1,085.3	$1,017.5
Cost of goods sold	334.1	283.7	952.0	847.6
Gross Margin	42.1	43.7	133.3	169.9

Selling, general and administrative expenses	28.1	28.4	89.3	85.9
Provision for environmental remediation and restoration, net of reimbursements	0.1	0.3	(20.4)	17.0
	13.9	15.0	64.4	67.0
Interest and debt expense - third parties	(12.6)	—	(36.9)	—
Other income (expense)	0.8	3.1	10.5	(12.1)
Income from Continuing Operations before Income Taxes	2.1	18.1	38.0	54.9
Income tax provision	(2.8)	(4.4)	(20.8)	(20.5)
Income (Loss) from Continuing Operations	(0.7)	13.7	17.2	34.4
Loss from discontinued operations, net of income tax benefit of $7.8, $0.8, $14.7 and $11.7, respectively	(13.3)	(1.5)	(25.0)	(21.8)
Net Income (Loss)	$(14.0)	$12.2	$(7.8)	$12.6

Income (Loss) per Common Share
Basic -
Continuing operations	$(0.02)	$0.60	$0.43	$1.50
Discontinued operations	(0.33)	(0.07)	(0.62)	(0.95)
Net income (loss)	$(0.35)	$0.53	$(0.19)	$0.55

Diluted -
Continuing operations	$(0.02)	$0.60	$0.42	$1.50
Discontinued operations	(0.33)	(0.07)	(0.61)	(0.95)
Net income (loss)	$(0.35)	$0.53	$(0.19)	$0.55

Dividends Declared per Common Share	$0.05	$—	$0.10	$—

Weighted Average Shares Outstanding (in thousands)
Basic	40,374	22,889	40,373	22,889
Diluted	40,374	22,889	40,886	22,889

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
	2006	2005
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$56.2	$69.0
Accounts receivable, net of allowance for doubtful accounts of $12.5 in 2006 and $11.3 in 2005	369.4	331.6
Inventories	296.5	312.3
Prepaid and other assets	27.2	28.5
Income tax receivable	9.3	2.4
Deferred income taxes	29.6	35.6
Total Current Assets	788.2	779.4

Property, Plant and Equipment — Net	860.8	839.7
Long-Term Receivables, Investments and Other Assets	201.7	78.8
Goodwill and Other Intangible Assets	62.7	60.4
Total Assets	$1,913.4	$1,758.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$188.5	$195.3
Accrued liabilities	202.3	168.9
Long-term debt due within one year	3.6	2.0
Income taxes payable	7.1	8.8
Total Current Liabilities	401.5	375.0

Noncurrent Liabilities
Deferred income taxes	71.2	79.0
Environmental remediation and/or restoration	138.1	145.9
Long-term debt	553.2	548.0
Other	238.5	121.4
Total Noncurrent Liabilities	1,001.0	894.3

Commitments and Contingencies (Notes 14 and 15)

Stockholders’ Equity
Class A common stock, par value $0.01 - 100,000,000 shares authorized, 18,375,997 and 17,886,640 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	0.2	0.2
Class B common stock, par value $0.01 - 100,000,000 shares authorized, 22,889,431 shares issued and outstanding at September 30, 2006 and December 31, 2005	0.2	0.2
Capital in excess of par value	475.5	461.5
Accumulated deficit	(16.2)	(2.9)
Deferred compensation	—	(5.4)
Accumulated other comprehensive income	51.4	35.4
Treasury stock	(0.2)	—
Total Stockholders’ Equity	510.9	489.0
Total Liabilities and Stockholders’ Equity	$1,913.4	$1,758.3

                                                 The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(Millions of dollars)
Cash Flows from Operating Activities
Net income (loss)	$(7.8)	$12.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	74.4	78.1
Deferred income taxes	(9.3)	(22.9)
Asset write-downs and impairments	—	12.3
Provision for environmental remediation and restoration, net of reimbursements	7.6	37.4
Allocations from Kerr-McGee	—	35.2
Other noncash items affecting net income (loss)	24.2	8.9
Changes in assets and liabilities	(26.2)	(148.6)
Net cash provided by operating activities	62.9	13.0
Cash Flows from Investing Activities
Capital expenditures	(61.3)	(51.7)
Collection on repurchased receivables	—	165.0
Other investing activities	1.5	4.9
Net cash provided by (used in) investing activities	(59.8)	118.2
Cash Flows from Financing Activities
Repayment of debt	(2.6)	—
Debt issuance costs	(2.3)	—
Dividends paid	(4.1)	—
Net transfers with affiliates	—	(81.2)
Net cash used in financing activities	(9.0)	(81.2)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(6.9)	2.9
Net Increase (Decrease) in Cash and Cash Equivalents	(12.8)	52.9
Cash and Cash Equivalents at Beginning of Period	69.0	23.8
Cash and Cash Equivalents at End of Period	$56.2	$76.7

Noncash Investing Activities Receivables repurchased and contributed by Kerr-McGee	$—	$165.0
Acquisition of mining tenements through issuance of debt	(9.4)	—
Noncash Financing Activities Contribution of repurchased receivables by Kerr-McGee	—	(165.0)
Issuance of debt to acquire mine tenements	9.4	—

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Tronox Incorporated was formed in May 2005 in preparation for the contribution and transfer by Kerr-McGee Corporation (“Kerr-McGee”) of certain entities, including those comprising substantially all of its chemical business (the “Contribution”). The Contribution and an initial public offering (“IPO”) were completed during November 2005, resulting in approximately 43.3% of the total outstanding common stock of Tronox being held by the general public and 56.7% being held by Kerr-McGee. A Master Separation Agreement (“MSA”), dated November 28, 2005, among Kerr-McGee, Kerr-McGee Worldwide Corporation and the company governs the relationship between the company and the Kerr-McGee group of companies throughout a transition period. On March 30, 2006, the company’s shares owned by Kerr-McGee were distributed as a dividend to its shareholders (“Distribution”). As a result, Kerr-McGee no longer has any ownership or voting interest in the company.

Effective with the Distribution, the company established certain employee benefit plans to replace benefits previously sponsored by Kerr-McGee and issued stock-based compensation awards resulting from the conversion of certain Kerr-McGee stock-based awards held by company employees. See Notes 12 and 13 for further discussion of these events. In connection with the Distribution, Tronox consummated several noncash transactions with Kerr-McGee during the nine-month period ending September 30, 2006, primarily related to the employee benefit plan transfers, contribution of assets, insurance and income taxes that are reflected as adjustments to the contribution from Kerr-McGee. These items resulted in a net increase in capital in excess of par value of $15.6 million.

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

Fair-Value Method. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”), which replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” FAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The company adopted FAS No. 123R effective January 1, 2006, using the modified prospective method. Under this method, stock-based compensation cost recognized in income from continuing operations for the three-month and nine-month periods ended September 30, 2006, includes: 1) compensation cost for all stock option and stock awards that were unvested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS No. 123 and 2) compensation cost for all stock options and nonvested stock awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS No. 123R. Stock-based compensation expense recognized in the Condensed Consolidated and Combined Statement of Operations will be higher in the future (compared with periods prior to 2006), reflecting a change in the measurement basis of stock options from intrinsic to fair value. The magnitude of the increase will depend upon the number of options granted and other factors affecting fair value.

Pro Forma Fair-Value Method. Prior to January 1, 2006, the company accounted for its stock-based awards under the intrinsic-value method permitted by APB No. 25 and disclosed compensation expense under the Pro Forma Fair-Value Method in accordance with provisions of FAS No. 123. Following this method, compensation expense for stock-based awards was measured based on the estimated grant-date fair value. If compensation expense for stock-based awards had been determined using the fair-value-based method, net income for the three-month and nine-month periods ending September 30, 2005, would have been lower, as presented in the following table. Pro forma stock-based compensation expense presented below may not be representative of future compensation expense using the fair-value method of accounting as prescribed by FAS No. 123R.

	Three Months Ended	Nine Months Ended
	September 30, 2005
	(Millions of dollars, except per share)

Net income, as reported	$12.2	$12.6
Add: stock-based employee compensation expense included in reported net income, net of taxes	0.5	1.4
Deduct: stock-based employee compensation expense determined using a fair-value method, net of taxes	(0.8)	(2.3)
Pro forma net income	$11.9	$11.7

Basic and diluted net income per common share:
As reported	$0.53	$0.55
Pro forma	0.52	0.51

Earnings Per Share - Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three and nine months ended September 30, 2005, includes 22,889,431 shares of Class B common stock issued to Kerr-McGee in connection with the Contribution, retroactively adjusted for the recapitalization. For the three and nine months ended September 30, 2005, there is no difference between basic and diluted earnings per share since there were no dilutive securities during that period. At the Distribution, forfeiture of Kerr-McGee stock-based awards resulted in the issuance of Tronox stock-based awards (see Note 12), which were included in the earnings per share calculation as if they were outstanding as of January 1, 2006, in accordance with the provisions of Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“FAS No. 128”).

Goodwill and Other Intangible Assets - Goodwill is initially measured as the excess of the purchase price of an acquired entity over the fair value of individual assets acquired and liabilities assumed. Goodwill and other indefinite-lived intangibles are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The annual impairment assessment for goodwill and other indefinite-lived intangible assets was completed in the second quarter of 2006, and no impairment was indicated.

New/Revised Accounting Standards

Deferred Stripping Costs. On January 1, 2006, the company adopted Emerging Issues Task Force ("EITF") Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry" in relation to the mining activities conducted by the company and its partner under our joint venture arrangement in Australia. EITF Issue No. 04-6 addresses the accounting for stripping costs incurred during the production phase of a mine and requires treatment of these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance allows application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The results for prior periods have not been restated. The cumulative effect adjustment reduced opening retained earnings by $1.4 million (net of taxes) and eliminated the $2.2 million net deferred stripping asset from the balance sheet. Adoption of EITF Issue No. 04-6 did not have a material impact on the company’s cash position, net cash from operations, income from continuing operations or net income for the three-month and nine-month periods ended September 30, 2006.

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

Benefit Plans. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS No. 158”). FAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to, among other things, recognize the funded status (the difference between the benefit obligation and the fair value of plan assets) in its balance sheet and recognize as a component of other comprehensive income, net of tax, previously unrecognized gains or losses and prior service costs or credits. As a result, some new disclosures will be required and some of the previous disclosures will no longer be required. FAS No. 158 is effective no later than the end of the company’s fiscal year ending December 31, 2006. Based on preliminary estimates received from the company’s actuary, it is estimated that the company will recognize a reduction of approximately $120 million ($80 million after tax) in stockholders’ equity, which represents currently unrecognized net actuarial losses and prior service costs.

2. Other Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Millions of dollars)

Net income (loss)	$(14.0)	$12.2	$(7.8)	$12.6
After tax changes in:
Foreign currency translation adjustments	(2.7)	(1.5)	18.7	(38.8)
Deferred gain (loss) on cash flow hedges	(0.2)	0.1	(2.6)	5.4
Reclassification of realized (gain) loss on cash flow hedges to net income (loss)	(0.1)	0.5	1.0	0.5
Minimum pension liability adjustments	—	—	(1.1)	0.2
Comprehensive income (loss)	$(17.0)	$11.3	$8.2	$(20.1)

3. Inventories

Major categories of inventories at September 30, 2006 and December 31, 2005 were:

	September 30, 2006	December 31, 2005
	(Millions of dollars)

Raw materials	$71.3	$77.1
Work-in-progress	11.5	15.2
Finished goods	147.2	154.7
Materials and supplies	66.5	65.3
Total	$296.5	$312.3

4. Long-Term Receivables, Investments and Other Assets

Long-term receivables, investments and other assets at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
	(Millions of dollars)

Prepaid pension cost	$130.9	$11.7
Receivable from insurer (Note 15)	19.9	23.5
Investments in equity method investees	23.2	17.5
Debt issuance costs	11.6	12.7
Receivable from the U.S. Department of Energy (Note 15)	11.0	12.5
Other	5.1	0.9
Total	$201.7	$78.8

5. Accrued Liabilities

Accrued liabilities at September 30, 2006 and December 31, 2005, consisted of the following:

	September 30, 2006	December 31, 2005
	(Millions of dollars)

Reserves for environmental remediation and restoration - current portion	$104.1	$77.8
Employee-related costs and benefits	45.0	54.2
Taxes other than income taxes	15.4	6.4
Interest on debt	11.9	3.9
Other (1)	25.9	26.6
Total	$202.3	$168.9
________________________
(1)    No other individual item is material to total current liabilities.

6. Long-Term Debt

Long-term debt at September 30, 2006 and December 31, 2005, consisted of the following:

	September 30, 2006	December 31, 2005
	(Millions of dollars)

9.5% Senior Unsecured Notes due December 2012	$350.0	$350.0
Variable-rate term loan due in installments through November 2011	198.5	200.0
Variable-rate note payable due in installments through July 2014	8.3	—
Total debt	556.8	550.0
Less: Current portion of long-term debt	(3.6)	(2.0)
Total long-term debt	$553.2	$548.0

Tronox Western Australia Pty Ltd, a wholly-owned subsidiary of the company, completed the purchase of a 50% undivided interest in additional mining tenements and related mining assets in July 2006. The tenements provide additional heavy mineral resources to be processed by our joint venture, Tiwest Joint Venture, and provide feedstock for our pigment operations. The company acquired the mine tenements by entering into an eight-year note payable agreement. As a result, the company recorded noncash capital additions during the third quarter of 2006 of approximately $9.4 million and has additional debt outstanding of $8.3 million, following a $1.1 million principal payment made during the third quarter. The debt requires scheduled payments through 2014, with an early payment option at the end of 2007. Interest is accrued at the rate of 13.26% per annum on the outstanding balance as of the first day of January of each calendar year and is calculated through December 31, with payments made on July 28 of each year in which an installment is due.

The scheduled maturities of our debt were as follows at September 30, 2006 (in millions of dollars):

2006 fourth quarter ending December 31	$0.5
2007	3.6
2008	2.7
2009	2.8
2010	2.9
2011	191.2
2012 and thereafter	353.1
Total debt	$556.8

7. Noncurrent Liabilities - Other

Noncurrent liabilities - other consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(Millions of dollars)

Pension and postretirement obligations	$126.8	$12.6
Reserve for income taxes payable	40.3	37.2
Asset retirement obligations	30.7	27.7
Reserve for workers’ compensation and general liability claims	19.5	18.5
Other	21.2	25.4
Total	$238.5	$121.4

8. Discontinued Operations, Restructuring and Exit Activities

Restructuring and Exit Activities - The following table presents a reconciliation of the beginning and ending balances of reserves for restructuring and exit activities for the nine months ended September 30, 2006. No significant changes in the status of such activities occurred during these periods.
	Personnel Costs	Dismantlement and Closure	Contract Termination	Total(1)
	(Millions of dollars)

Beginning balance	$3.1	$4.9	$1.0	$9.0
Payments	(0.3)	(1.7)	(0.4)	(2.4)
Adjustments	0.2	0.1	(0.2)	0.1
Ending balance	$3.0	$3.3	$0.4	$6.7
_________________________
(1)    Amounts exclude asset retirement obligations and include obligations of the discontinued forest products operations that have been retained by the company.

        In April 2005, in connection with the separation of the company from Kerr-McGee discussed in Note 1, the company initiated an employee compensation program designed to provide an incentive to certain employees to remain with the company over a one-year period. Costs associated with this program were split based upon the periods in which participating employees met the service requirements, with Kerr-McGee bearing the costs for the period they benefited from this arrangement up to the IPO date and the company incurring costs after the IPO date. During the three-month and nine-month periods ended September 30, 2006, the company incurred costs of nil and $1.7 million, respectively. Incentives were paid to employees during the second quarter of 2006, and Kerr-McGee reimbursed the company for its proportionate share of the incentives paid.

The company has been working on the development of a raw materials feed project to improve efficiencies and reduce costs at its Savannah, Georgia, pigment facility. The initial trials of the project indicated that modifications would be required to achieve a satisfactory economic benefit. During the second quarter of 2006, additional studies were performed to determine the technical requirements needed to achieve operations and the additional cost to complete the project. The company is planning a trial to evaluate the effectiveness of the project. The trial will be scheduled when permitting and installation issues are confirmed, which is expected to occur by mid-2007. If it is determined that this is not a viable project, the assets will be written down approximately $4.0 million to their net realizable value.

Discontinued Operations - In 2004, the company’s forest products operations met the criteria for reporting as discontinued operations. Pretax loss applicable to discontinued forest products operations for the three months ended September 30, 2006 and 2005 was $19.4 million and $3.0 million, respectively. Pretax loss applicable to discontinued forest products operations for the nine months ended September 30, 2006 and 2005 was $25.1 million and $17.5 million, respectively.

In addition to the company’s forest products operations, losses from discontinued operations for all periods presented include adjustments to amounts previously reported as discontinued operations upon disposition of the company’s thorium compounds manufacturing, uranium and refining operations. These adjustments resulted from legal expenses and changes in the estimated cost of environmental remediation and restoration activities directly related to the disposed operations. Disposals of the company’s uranium and refining operations were completed in 1989 and 1995, respectively. The company ceased operations at its West Chicago thorium processing facility in 1973. The company retained certain environmental remediation obligations and continues remediation activities directly related to these former operations, as more fully discussed in Note 15.

9. Other Income (Expense)

Components of other income (expense) for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Millions of dollars)

Net foreign currency transaction gain (loss)	$(1.2)	$0.4	$6.9	$(1.8)
Equity in net earnings of equity-method investees	1.3	1.7	6.0	1.9
Provision for litigation settlements	—	—	(3.7)	—
Net interest expense on borrowings with affiliates and interest income	0.5	(3.3)	1.8	(10.9)
Gain on accounts receivables sales	—	4.2	—	0.2
Other income (expense)	0.2	0.1	(0.5)	(1.5)
Total	$0.8	$3.1	$10.5	$(12.1)

10. Summarized Income Statement Information of Affiliates

The company has investments in companies, located near its facility in Henderson, Nevada, which are accounted for under the equity method. These investees provide services to the Henderson facility and also market and develop land in the area. The company recognized equity in net earnings of equity method investees of $1.3 million and $1.7 million for the three months ended September 30, 2006 and 2005, and $6.0 million and $1.9 million for the nine months ended September 30, 2006 and 2005, respectively (see Note 9). Unaudited summarized income statement information of the significant investees is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Millions of dollars)

Gross revenues	$7.9	$7.7	$35.2	$25.0
Gross profit	6.9	6.8	29.5	20.3
Income before income taxes	5.5	5.2	24.5	14.9
Net income	4.2	4.3	20.1	12.4

11. Income Taxes

In the following table, the U.S. Federal income tax rate is reconciled to the company's effective tax rate for income from continuing operations as reflected in the Condensed Consolidated and Combined Statement of Operations for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Millions of dollars)

U.S. statutory tax rate - provision	35.0%	35.0%	35.0%	35.0%
Increases (decreases) resulting from -
Taxation of foreign operations	48.6	10.7	14.6	(2.3)
State income taxes	(20.8)	(1.1)	(0.4)	0.5
Cash repatriation	—	(4.4)	—	8.2
Permanent adjustments	74.2	(3.1)	3.0	0.6
Prior-year accrual adjustment	(20.2)	(22.5)	—	(8.0)
Interest on foreign tax contingencies	7.1	8.6	1.6	3.0
Other - net	9.4	1.1	0.9	0.3
Total	133.3%	24.3%	54.7%	37.3%

The company’s effective tax rate related to continuing operations for the third quarter of 2006 was 133.3% compared to 24.3% for the same period in 2005. The effective tax rate was higher in the third quarter of 2006 partially due to the taxation of foreign operations, in particular, non-deductible permanent differences and forecasted losses in certain foreign jurisdictions in which the actual tax rate was below the U.S. statutory rate. The foreign losses in relation to U.S. income are proportionately greater for 2006 contributing to the higher effective tax rate. In addition, the tax treatment of stock-based compensation as required under the tax sharing agreement entered into in connection with the company’s separation from Kerr-McGee contributed to the higher effective rate.

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

The company received an updated preliminary written report from the local tax authorities in Germany dated November 2, 2006. The report takes exception to the deductibility of certain costs and expenses for income tax purposes, including amounts subject to transfer pricing guidelines, and also proposes adjustments to the company’s treatment of certain transactions for value added tax purposes. The report relates to the taxation periods under examination of 1998 through 2001. The company believes that it has adequately provided for amounts that may be adjusted as a result of any audit settlement with the exception of the new issues raised in the updated preliminary written report. The company has not fully analyzed the new issues nor fully responded to other issues raised in prior reports. Consequently, the ultimate outcome is not presently known and, accordingly, additional provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future related to this matter.

Contingent tax liabilities of $40.3 million and $37.2 million, at September 30, 2006 and December 31, 2005, respectively, have been included in noncurrent liabilities - other, separate and apart from deferred income taxes. It is not expected that these contingent amounts will be paid within the next 12 months. These contingencies relate primarily to certain deductions associated with plant shutdown activities, deductions related to the effects of foreign currency translation and other tax-related matters. The company believes that it has made adequate provision for income taxes that may be payable with respect to years open for examination.

12. Employee Stock-Based Compensation

Overview - The company's Long Term Incentive Plan (“LTIP”) authorizes the issuance of shares of the company’s Class A common stock to certain employees and non-employee directors any time prior to November 16, 2015, in the form of fixed-price stock options, restricted stock, stock appreciation rights or performance awards. A total of 6,060,000 shares of the company’s Class A common stock are authorized to be issued under the LTIP, of which a maximum of 1.5 million shares of Class A common stock is authorized for issuance in connection with awards of restricted stock and performance awards to employees. The LTIP also includes certain limitations on the size of awards to an individual employee and to non-employee directors as a group. Subject to these limits, a committee of the Board of Directors administering the LTIP (“Committee”) determines the size and types of awards to be issued.

The maximum period for exercise of an option granted under the LTIP may not be more than ten years from the date the grant is authorized by the Committee and the exercise price may not be less than the fair market value of the Class A common stock on the date the option is granted. The Committee will determine the nature and extent of the restrictions on grants of restricted stock, the duration of such restrictions, and any circumstances under which restricted shares will be forfeited.

Stock-based awards granted by the company to its employees and non-employee directors (including awards issued as a result of the conversion of Kerr-McGee stock-based awards discussed below) generally have the following terms:

		Vesting		Cash- or
	Contractual	Period	Vesting	Stock-	Vesting and Other
	Life (Years)	(Years)	Term	Settled	Conditions

Stock options	10	3	Graded (1)	Stock	Employee service
Restricted stock- based awards	Not applicable	3	Cliff (2)	Stock	Employee service
______________
(1)	An employee vests in one-third of the award at the end of each year of service. Employees terminating their employment due to retirement fully vest in their award upon retirement.

(2)	An employee vests in the entire award at the end of the three-year service period. Employees terminating their employment due to retirement fully vest in their award upon retirement.

In the third quarter of 2006, the company issued approximately 10,000 Restricted Stock Units (“RSU awards”) to certain foreign employees in Germany and the Netherlands under sub-plans to the LTIP which were approved by the Committee in August 2006. The sub-plans were required due to certain regulatory issues in those jurisdictions. RSU awards will generally have terms similar to those of restricted stock awards. RSU awards differ from restricted stock awards in that the units represent shares of Class A common stock that will remain in the name of Tronox until the restrictions lapse. As such, holders of RSU awards do not have the right to receive dividends and do not have the right to vote their shares until the restrictions lapse.

Effect of Tronox Separation from Kerr-McGee - As provided in the Employee Benefits Agreement between Kerr-McGee and Tronox, except for vested stock options, vested performance unit awards and awards held by retirement-eligible employees, Kerr-McGee stock-based awards held by Tronox employees at the date of the Distribution were forfeited and replaced with stock-based awards of comparable value issued by Tronox. Retirement-eligible Tronox employees fully vested in their Kerr-McGee stock options, restricted stock and stock opportunity grants on the Distribution date. The company evaluated this forfeiture and replacement of stock-based awards as a modification of awards (as defined by FAS No. 123R). Under the provisions of FAS No. 123R, if the fair value of the modified awards is less than their fair value immediately prior to the modification, then the initial grant-date fair value of the originally issued awards should be recognized in earnings. Refer to Note 1 for additional information on the change in the accounting policy for stock-based awards.

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

Compensation Expense - The following summarizes total stock-based compensation expense recognized in income from continuing operations for the three and nine months ended September 30, 2006 and 2005. Stock-based compensation expense recognized in 2006 is based on the fair value of the awards, while in 2005 it reflected the intrinsic value of the awards, if any, according to the provisions of APB No. 25.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Millions of dollars)
Expense resulting from awards issued originally by Tronox:
Stock options	$0.1	$—	$0.4	$—
Restricted stock-based awards	0.4	—	1.1	—
Expense resulting from awards issued originally by Kerr-McGee:
Stock options	0.4	—	1.9	—
Restricted stock and stock opportunity grants	0.7	0.9	3.7	2.2
Total stock-based compensation expense, pretax	1.6	0.9	7.1	2.2
Income tax benefit	(0.5)	(0.4)	(1.1)	(0.8)
Total stock-based compensation expense, net of taxes	$1.1	$0.5	$6.0	$1.4

Primarily as a result of implementing FAS No. 123R for the conversion of Kerr-McGee awards, the company's income from continuing operations before and after income taxes for the nine months ended September 30, 2006, were $3.5 million and $2.8 million lower, respectively, than if the company had continued to account for stock-based compensation under APB No. 25. Accordingly, the respective basic and diluted per share amounts were $0.09 and $0.07 lower. Compensation expense related to Tronox stock-based awards was not significantly impacted by the adoption of the new standard.

The following table presents unamortized compensation cost associated with awards outstanding at September 30, 2006, and the weighted average period over which it is expected to be recognized (before considering the associated income tax benefit). Compensation cost ultimately recognized may differ from amounts presented below due to new awards, if any, and changes in the estimate of forfeitures.
	Unamortized Cost (Pretax)	Remaining period
	(Millions of dollars)	(Years)

Stock options issued by Tronox Incorporated	$1.1	2.2
Restricted stock-based awards issued by Tronox Incorporated	3.2	2.2
Stock options converted from Kerr-McGee awards	1.6	1.2
Restricted stock and stock opportunity grants converted from Kerr-McGee awards	2.2	1.1
	$8.1

Stock Options - The following table presents a summary of activity for Tronox options for the nine months ended September 30, 2006:
				Intrinsic
	Number of		Contractual	Value
	Options	Price (1)	Life (Years) (1)	(Millions) (2)

Options outstanding at December 31, 2005	345,700	$14.00
Options awarded (including those converted from Kerr-McGee awards)	925,766	9.64
Options forfeited	(34,587)	10.34
Options outstanding at September 30, 2006	1,236,879	$10.84	8.3	$2.4
Options exercisable at September 30, 2006	2,650

Outstanding options expected to vest	1,187,541	$10.82	8.3	$2.4
______________
(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.

(2)	Reflects aggregate intrinsic value based on the difference between the market price of Tronox stock at September 30, 2006, and the options' exercise price.

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

Expected Term - The expected term represents a weighted average of the expected terms of three groups of plan participants: 1) participants eligible to retire at the measurement date, 2) participants eligible to retire one year after the measurement date and 3) participants not eligible to retire one year after the measurement date.

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

Restricted Stock Awards and Stock Opportunity Grants - The following table summarizes information about restricted stock and stock opportunity grant activity during the first nine months of 2006:

	Number of	Fair
	Shares	Value (1)

Balance at December 31, 2005	321,790	$13.77
Awards issued (including those converted from Kerr-McGee awards)	652,859	12.95
Awards forfeited	(22,864)	12.97
Awards earned (due to retirements)	(5,416)	12.03
Balance at September 30, 2006	946,369	$13.24
Vested at September 30, 2006	—

Outstanding awards expected to vest	915,563	$13.22
______________
(1)	Represents the weighted-average grant-date fair value.

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

13. Employee Benefit Plans

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

The establishment of the U.S. plans resulted in a transfer of certain assets to the company and an assumption of obligations associated with current and former employees participating in such newly established plans. According to the employee benefits agreement between Kerr-McGee and Tronox, $450.3 million in qualified plan assets was transferred to Tronox’s newly established trust. Although not considered plan assets, certain nonqualified benefit payments will be paid from a newly established Grantor Trust. Assets in the amount of $4.4 million were transferred, in the second quarter of 2006, from the Kerr-McGee Grantor Trust account to the Tronox Grantor Trust account, and have been reflected in the Condensed Consolidated Balance Sheet in long-term receivables, investments and other assets.

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

The actuarial present values of the benefit obligations presented above are based on a discount rate assumption and a rate of compensation increases assumption developed by management. The company selected a discount rate of 6% for its U.S. plans based on the results of a cash flow matching analysis which projected the expected cash flows of the plans using the March 31, 2006, Citigroup Pension Discount Curve and an assumption rate of compensation increases of 3.5% based on the company’s long-term plans for compensation increases and expected economic conditions, including the effects of merit increases, promotions and general inflation. The company also selected an estimated long-term rate of return assumption as of March 30, 2006, of 8% to be used in the determination of net periodic cost for the period from March 31, 2006, through December 31, 2006. This rate was developed after reviewing both a capital asset pricing model using historical data and a forecasted earnings model. An expected return analysis is performed which incorporates the current portfolio allocation, historical asset-class returns and an assessment of expected future performance using asset-class risk factors.

Company contributions in 2006 to the U.S. postretirement plan are expected to be in the range of approximately $3.0 million to $4.0 million. This is lower than the previous estimate as of December 31, 2005, primarily due to the anticipated timing of claims submission. Over the next one to two years, it is expected that annual claims will range from $9.0 million to $10.0 million.

Retirement Expense - Prior to the Distribution and the establishment of the company’s U.S. plans, Kerr-McGee allocated costs associated with employees covered by its U.S. plans based on salary for defined-benefit pension plans and based on active headcount for health and welfare postretirement plans. The tables below present this allocated cost, as well as net periodic cost associated with the U.S. and foreign retirement plans sponsored by the company for the three-month and nine-month periods ending September 30, 2006 and 2005:

	Retirement Plans		Postretirement Plans
	Three Months Ended September 30,
	2006	2005 (1)	2006	2005 (1)
	(Millions of dollars)

Net periodic cost -
Service cost	$2.7	$0.5	$0.3	$—
Interest cost	7.1	1.0	2.1	—
Expected return on plan assets	(10.0)	(0.9)	—	—
Net amortization -
Prior service cost (credit)	0.7	—	(0.2)	—
Net actuarial loss	0.5	0.3	0.4	—
Sub-total net periodic cost	1.0	0.9	2.6	—
Allocated benefit plan expense (credit) from Kerr-McGee	—	(0.1)	—	1.9
Total retirement expense	$1.0	$0.8	$2.6	$1.9
______________
(1)
Includes costs associated with active and inactive employees of the company’s domestic chemical business and does not include costs associated with Kerr-McGee corporate employees that became employees of Tronox after the IPO.

	Retirement Plans		Postretirement Plans
	Nine Months Ended September 30,
	2006	2005 (1)	2006	2005 (1)
	(Millions of dollars)

Net periodic cost -
Service cost	$5.8	$1.4	$0.7	$—
Interest cost	14.7	2.6	4.2	—
Expected return on plan assets	(20.4)	(2.2)	—	—
Net amortization -
Prior service cost (credit)	1.4	(0.1)	(0.5)	—
Net actuarial loss	1.1	0.7	0.8	—
Sub-total net periodic cost	2.6	2.4	5.2	—
Allocated benefit plan expense (credit) from Kerr-McGee	0.7	(0.3)	2.6	5.3
Total retirement expense	$3.3	$2.1	$7.8	$5.3
______________
(1)
Includes costs associated with active and inactive employees of the company’s domestic chemical business and does not include costs associated with Kerr-McGee corporate employees that became employees of Tronox after the IPO.

14. Commitments and Contractual Agreements

At September 30, 2006, the company had outstanding letters of credit of approximately $67.8 million. These letters of credit have been granted to the company by financial institutions to support environmental cleanup costs and miscellaneous operational and severance requirements in international locations.

In the normal course of business, the company has various commitments under noncancelable operating lease agreements, principally for railcars and production equipment, and also enters into contractual agreements to purchase raw materials and utilities. Aggregate payments under these contracts are shown in the table below.

	Payments Due By Year
Type of Obligation	2007	2008	2009	2010	After 2010	Total
	(Millions of dollars)
Operating leases	$9.3	$8.5	$6.3	$5.5	$17.1	$46.7
Purchase obligations—
Ore contracts	151.3	147.9	95.2	41.8	39.4	475.6
Other purchase obligations	132.0	117.7	79.8	74.9	21.2	425.6
Total	$292.6	$274.1	$181.3	$122.2	$77.7	$947.9

15. Contingencies

The following table summarizes the contingency reserve balances, provisions, payments and settlements for the nine months ended September 30, 2006, as well as balances, accruals and receipts of reimbursements of environmental costs from other parties.

	Reserves for Litigation	Reserves for Environmental Remediation(1)	Reimbursements Receivable(1)
	(Millions of dollars)

Balance at December 31, 2005	$9.2	$223.7	$56.7
Provisions / Accruals	3.7	55.8	48.2
Payments / Settlements	(2.2)	(37.3)	(36.4)
Balance at September 30, 2006	$10.7	$242.2	$68.5
_______________
(1)
Provisions for environmental remediation and restoration include $55.1 million related to the company’s former forest products operations, thorium compounds manufacturing, uranium and refining operations. Accrual of reimbursements receivable includes $27.1 million related to the company’s former forest products operations and thorium compounds manufacturing. These amounts are reflected in the Condensed Consolidated and Combined Statement of Operations as a component of loss from discontinued operations (net of tax).

Management believes, after consultation with its internal legal counsel, that the company is currently reserved adequately for the probable and reasonably estimable costs of known environmental matters and other contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liabilities at sites now under review. At this time, however, the company cannot reliably estimate a range of future additions to the reserves for any individual site or for all sites collectively. Reserves for environmental sites are based on assumptions regarding the volumes of contaminated soils and groundwater involved, as well as associated excavation, transportation and disposal costs.

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

•
Environmental laws frequently impose joint and several liability on all potentially responsible parties, and it can be difficult to determine the number, financial condition and possible defenses of other potentially responsible parties and their respective shares of responsibility for cleanup costs.

•
Environmental laws and regulations, as well as enforcement policies, are continually changing, and the outcome of court proceedings, alternative dispute resolution proceedings (including mediation) and discussions with regulatory agencies are inherently uncertain.

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

Tronox LLC began decommissioning the facility and remediating associated perchlorate contamination, including surface impoundments and groundwater, when it decided to exit the business in 1998. In 1999 and 2001, Tronox LLC entered into consent orders with the Nevada Division of Environmental Protection (“NDEP”) that require it to implement both interim and long-term remedial measures to capture and remove perchlorate from groundwater. In April 2005, Tronox LLC entered into an amended consent order with the NDEP that requires, in addition to the capture and treatment of groundwater, the closure of a certain impoundment related to the past production of ammonium perchlorate, including treatment and disposal of solution and sediment contained in the impoundment. A separate agreement reached in 1996 with the NDEP also requires Tronox LLC to test for various potential contaminants at the site, which is ongoing and is expected to be completed within the next 12 months. Results of testing may lead to further site characterization and remediation, the costs of which, if any, are not currently included in the financial reserves discussed below.

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

Financial Reserves - As of September 30, 2006, reserves for environmental remediation at Henderson totaled $30.5 million. As noted above, the long-term scope, duration and cost of groundwater remediation and impoundment closure are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future. However, the amount of any additional costs cannot be reasonably estimated at this time.

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

At September 30, 2006, the company had received $8.6 million of cost reimbursement under the insurance policy, and expects additional estimated aggregate cleanup cost of $90.3 million less the $61.3 million self-insured retention to be covered by the policy (for a net amount of $29.0 million in additional reimbursement). The company believes that additional reimbursement of approximately $29.0 million is probable, and, accordingly, the company has recorded a receivable in the financial statements for that amount.

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

Closed Facility - Pursuant to agreements reached in 1994 and 1997 among Tronox LLC, the City of West Chicago and the State regarding the decommissioning of the closed West Chicago facility, Tronox LLC has substantially completed the excavation of contaminated soils and has shipped those soils to a licensed disposal facility. Surface restoration was completed in 2004, except for areas designated for use in connection with the Kress Creek remediation discussed below. Groundwater monitoring and remediation is expected to continue for approximately eight years.

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

Financial Reserves - As of September 30, 2006, the company had reserves of $84.5 million for costs related to the West Chicago facility and vicinity properties. During the quarter ended June 30, 2006, the company recorded an increase of $12.0 million to the reserve for Kress Creek due to a cost increase implemented by the commercially licensed disposal facility. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (“Title X”) (discussed below).

Government Reimbursement - Pursuant to Title X, the U.S. Department of Energy (“DOE”) is obligated to reimburse the company for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility’s production was dedicated to U.S. government contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government’s full share of West Chicago cleanup costs. Through September 30, 2006, the company had been reimbursed approximately $292.7 million under Title X.

Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged the company’s cleanup expenditures. As of September 30, 2006, the government’s share of costs incurred by the company but not yet reimbursed by the DOE totaled approximately $22.0 million, which includes $8.6 million accrued in 2006. The company received $12.0 million from the government in April 2006 and believes that receipt of the remaining $22.0 million in due course following additional congressional appropriations is probable and has reflected that amount as a receivable in the financial statements. The company will recognize recovery of the government’s share of future remediation costs for the West Chicago sites as it incurs the cash expenditures.

Ambrosia Lake, New Mexico

From the late 1950s until 1988, the company operated a uranium mining and milling operation at Ambrosia Lake near Grants, New Mexico, pursuant to a license issued by the Atomic Energy Commission (“AEC”), now the Nuclear Regulatory Commission (“NRC”). When the operation was sold, the company retained responsibility for certain environmental conditions existing at the site, including mill tailings, selected ponds and groundwater contamination related to the mill tailings and unlined ponds. Since 1989, the unaffiliated current owner of the site, Rio Algom Mining LLC (“Rio Algom”), has been decommissioning the site pursuant to the license issued by the NRC. Mill tailings, certain impacted surface soils and selected pond sediments have been consolidated in an onsite containment unit, and groundwater treatment has been ongoing. Under terms of the sales agreement, which included provisions capping the liability of Rio Algom, the company became obligated to solely fund the remediation for the items described above when total expenditures exceeded $30 million, which occurred in late 2000. A decommissioning plan for the remaining impacted soil was submitted by Rio Algom to the NRC in January 2005 and was approved in July 2006. The soil decommissioning plan will take about one to two years to complete. The state of New Mexico had raised issues about certain non-radiological constituents in the groundwater at the site. A request to cease groundwater treatment, that included the non-radiological constituents, was approved by the NRC in February 2006. Discussions regarding these issues are ongoing, and resolution of them could affect remediation costs and/or delay ultimate site closure.

        In addition to those remediation activities described above for which reserves have been established as described below, Rio Algom is investigating soil contamination potentially caused by past discharge of mine water from the site, for which no reserve has been established.

Financial Reserves - As of September 30, 2006, the company had reserves of $10.0 million for the costs of the remediation activities described above, including groundwater remediation. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Litigation - On January 18, 2006, Rio Algom filed suit against Tronox Worldwide LLC in the U.S. District Court for the District of New Mexico. The suit seeks a determination regarding responsibility for certain labor-related and environmental remediation costs. The company has not provided a reserve for this lawsuit because at this time it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The case is currently in the discovery phase, with an initial trial date set for June 2007. The company currently believes that the ultimate resolution of the litigation is not likely to have a material adverse affect on the company.

Crescent, Oklahoma

Beginning in 1965, Cimarron Corporation (“Cimarron”) operated a facility near Crescent, Oklahoma, at which it produced uranium and mixed oxide nuclear fuels pursuant to licenses issued by the AEC (now NRC). Operations at the facility ceased in 1975. Since that time, buildings and soils were decommissioned in accordance with the NRC licenses. In limited areas of the site, groundwater is contaminated with radionuclides, and, in 2003, Cimarron submitted to the NRC and the Oklahoma Department of Environmental Quality (“ODEQ”) a draft remediation work plan addressing the groundwater contamination. In 2005, the company began evaluating available technologies to address remaining groundwater issues. A remediation technology has been selected, and the company will submit for approval an amended plan to the NRC and the ODEQ by the end of 2006. The plan will describe the remediation of the remaining groundwater issues. While there can be no guarantee that the plan will be approved, the company believes the plan represents an appropriate remediation technology.

Financial Reserves - As of September 30, 2006, the company had reserves of $11.2 million for the costs of the remediation activities described above. During the quarter ended September 30, 2006, the company recorded an increase of $6.0 million to the reserve for Crescent due to the estimated cost to implement the chosen groundwater remediation technology. Although actual costs may differ from current estimates the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Lakeview, Oregon

A predecessor of Tronox Worldwide LLC operated two uranium mines near Lakeview, Oregon, from 1958 to 1960. The mines are currently designated as a Superfund site. In 2001, the EPA issued a Record of Decision (“ROD”) requiring consolidation and capping of contaminated soils and continued neutralization of acidic waters in one of the two mines. Tronox Worldwide LLC believes that it has substantially completed the required work. Monitoring of the finished site conditions will continue for approximately five years.

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

Financial Reserves - As of September 30, 2006, the company had reserves of $2.1 million for its share of the remediation activities described above. During the quarter ended September 30, 2006, the company reduced its reserves by $0.4 million due to lower estimated costs to complete fieldwork. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Soda Springs, Idaho

From 1963 to 2000, Tronox LLC owned and operated a vanadium processing facility near Soda Springs, Idaho. In 1989, the EPA designated this site as a Superfund site under CERCLA, listed the site on the NPL and named Tronox LLC as a PRP. In 2000, the EPA amended a ROD previously issued by it, requiring Tronox LLC to address the presence of calcine tailings, a byproduct of vanadium processing. The amended ROD required the capping of the calcine tailings in place, the closure of certain impoundments and groundwater monitoring.

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

Financial Reserves - As of September 30, 2006, the company had reserves of $2.7 million for the costs of the remediation required by the ROD, as well as closure of the above mentioned ten-acre pond. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Milwaukee, Wisconsin

In 1976, Tronox LLC closed a wood-treatment facility it had operated in Milwaukee, Wisconsin. Operations at the facility prior to its closure had resulted in the contamination of soil and groundwater at and around the site with creosote and other substances used in wood treating. In 1984, the EPA designated the Milwaukee wood-treatment facility as a Superfund site under CERCLA, listed the site on the NPL and named Tronox LLC as a PRP. Tronox LLC executed a consent decree in 1991 that required it to perform soil and groundwater remediation at and below the former wood-treatment area and to address a tributary creek of the Little Menominee River that had become contaminated as a result of the wood-treatment operations. Actual remedial activities were deferred until after the decree was finally entered in 1996 by a federal court in Milwaukee.

Groundwater treatment was initiated in 1996 to remediate groundwater contamination below and in the vicinity of the former wood-treatment area. It is not possible to reliably predict how groundwater conditions will be affected by soil removal in the vicinity of the former wood-treatment area, which has been completed, and by ongoing groundwater treatment. It is unknown, therefore, how long groundwater treatment will continue. Soil cleanup of the former wood-treatment area began in 2000 and was completed in 2002. Also in 2002, remedial designs for the upper portion of the tributary creek were agreed to with the EPA, after which Tronox LLC began the implementation of a remedy to reroute the creek and to remediate associated sediment and stream bank soils. Remediation of the upper portion of the creek is essentially complete, although Tronox LLC has a multi-year obligation to maintain revegetated areas and perform some additional sampling. Tronox LLC has not yet agreed with relevant regulatory authorities regarding remedial designs for the lower portion of the tributary creek.

Financial Reserves - As of September 30, 2006, the company had reserves of $3.7 million for the costs of the remediation work described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. The costs associated with remediation, if any, of the lower portion of the tributary creek are not reasonably estimable at this time and, thus, no reserve has been recorded.

New Jersey Wood-Treatment Site

Tronox LLC was named in 1999 as a PRP under CERCLA at a former wood-treatment site in New Jersey at which the EPA is conducting a cleanup. On April 15, 2005, Tronox LLC received a letter from the EPA asserting it is liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by the EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest, though the EPA has informed Tronox LLC that as of May 31, 2006, project costs are approximately $226 million, plus other future costs and interest. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor in the 1960s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed any liabilities for the site. In addition, although it appears there may be other PRPs to whom notice has been given, the company does not know whether the other PRPs have any valid defenses to liability for the site or whether the other PRPs have the financial resources necessary to meet their obligations, if proven. Tronox LLC and EPA have submitted the matter to nonbinding mediation that could lead to a settlement or resolution of EPA’s demand. In the event the mediation process does not lead to an acceptable solution, Tronox LLC intends to vigorously defend against the EPA’s demand.

Financial Reserves - During the quarter ended September 30, 2006, the company recorded a reserve of $35.0 million as a result of an offer made during settlement discussions. Although ultimate costs may differ from the current estimate, the amount of any revision cannot be reasonably estimated at this time.

Reimbursement - During the quarter ended September 30, 2006, the company recorded a receivable of $17.5 million representing 50% of the settlement amount that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable. This receivable has been reflected in accounts receivable in the accompanying Condensed Consolidated Balance Sheet.

Sauget, Illinois

From 1927 to 1969, Tronox LLC operated a wood-treatment plant on a 60-acre site in the Village of Sauget (formerly known as Monsanto) in St. Clair County, Illinois. Operations on the property resulted in the contamination of soil, surface water and groundwater at the site with creosote and other substances used in wood treating. In 1988, Tronox LLC entered into a court-approved consent order with the Illinois Attorney General and Illinois Environmental Protection Agency. The investigation and feasibility study for sediments required by the order are complete. Pond sediment removal is expected to be complete in 2007 with final pond closure and groundwater investigation to follow.

Financial Reserves - As of September 30, 2006, the company had reserves of approximately $7.7 million for the remediation activities related to contaminated soils and sediments. Additional groundwater characterization will occur upon completion of the soils and sediments removal. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Hattiesburg, Mississippi

In January 2003, Tronox LLC entered into a consent order with the Mississippi Department of Environmental Quality to implement a remedy pursuant to an approved remediation work plan for a wood-treatment site in Hattiesburg, Mississippi. Components of the work plan included excavation of certain materials from the former processing areas and off-site sediments and containment of other on-site and off-site materials. Remediation of the former processing and certain off-site areas was completed in 2003. Two of the four off-site remediation projects required by the work plan have not been completed where access has been denied by current leaseholders. Efforts to obtain necessary access are ongoing, and remedial activities are expected to take about one to two more years once access is obtained.

Financial Reserves - As of September 30, 2006, the company had reserves of approximately $2.5 million for the remediation activities described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Cleveland, Oklahoma

Triple S Refining Corporation (“Triple S”), formerly known as Kerr-McGee Refining Corporation, owned and operated a petroleum refinery near Cleveland, Oklahoma, until the facility was closed in 1972. In 1992, Triple S entered into a Consent Order with the Oklahoma Department of Health (later, the ODEQ), which addresses the remediation of air, soil, surface water and groundwater contaminated by hydrocarbons and other refinery related materials. Facility dismantling and several interim remedial measures have been completed. In 2006, the ODEQ approved the remedial design for soil and waste, which includes construction of an on-site disposal cell. A feasibility study of surface and groundwater remedial measures is under review by the ODEQ. Duration of remedial activities currently cannot be estimated.

Financial Reserves - As of September 30, 2006, the company had reserves of approximately $4.0 million for the remediation activities described above, including the remedial measures recommended in the feasibility study currently under review. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

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

In 1993, Triple S received a decommissioning license from the NRC, the successor to the AEC’s licensing authority, to perform certain cleanup of uranium and thorium residuals. All known radiological contamination has been removed from the site and shipped to a licensed disposal facility. At the company’s request, the NRC terminated the site license in May 2006, thereby allowing the company to avoid costs that would otherwise be incurred in association with continued license maintenance.

Financial Reserves - As of September 30, 2006, the company had reserves of $10.7 million for the costs of the ongoing remediation and decommissioning work described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Calhoun, Louisiana

From 1973 until 1988, Triple S owned and operated a gas condensate stripping facility located near Calhoun, Louisiana. When the facility was sold in 1988, Triple S retained responsibility for environmental conditions existing prior to the date of closing. Operations at the facility prior to the sale had resulted in the contamination of soil and groundwater with petroleum hydrocarbons. Soil and groundwater remediation is ongoing under a Corrective Action Plan approved by the Louisiana Department of Environmental Quality. Remediation is estimated to take about three years pending results of a risk evaluation being conducted as part of the approved plan. Triple S is implementing a new remediation technology, approved by the state in September 2006, for more effective soil and groundwater remediation.

Financial Reserves - As of September 30, 2006, the company had reserves of $2.9 million for the costs of the remediation activities described above which reflects a decrease of $1.0 million to the reserve for Calhoun, reflecting the state’s approval of a less expensive remediation technology. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Jacksonville, Florida

    In 1970, Tronox LLC purchased a facility in Jacksonville, Florida, that manufactured and processed fertilizers, pesticides and herbicides. Tronox LLC closed the facility in 1978. In 1988, all structures were removed and Tronox LLC began site characterization studies. In 2000, Tronox LLC entered into a consent order with the EPA to conduct a remedial investigation and a feasibility study. The remedial investigation was completed and submitted to EPA in August 2005. It is anticipated that the feasibility study will be submitted to the EPA in late 2006 and that it will recommend soil remediation and excavation at the site as well as site capping.

    Financial Reserves - As of September 30, 2006, the company had reserves of $5.4 million to complete the feasibility study and to conduct the cleanup and remediation activities the company expects to recommend to the EPA. Although actual costs may differ from the current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Other Sites

In addition to the sites described above, the company is responsible for environmental costs related to certain other sites. These sites relate primarily to wood-treating, chemical production, landfills, mining, and oil and gas refining, distribution and marketing. As of September 30, 2006, the company had reserves of $29.3 million for the environmental costs in connection with these other sites. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. One such site is a mining site in South Dakota, which the company refers to as Riley Pass. Reserves for this site were increased during the quarter ended September 30, 2006 from $0.9 million to $2.2 million, as a result of a consent order requiring a predesign and vegetation study. Once the study is complete, additional costs may be required to remediate adjacent areas within the site, but such costs cannot be reasonably estimated at this time.

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

With respect to any site for which the company has established a reserve as of the effective date of the MSA, 50% of the remediation costs the company incurs in excess of the reserve amount (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. With respect to any site for which the company has not established a reserve as of the effective date of the MSA, 50% of the amount of the remediation costs the company incurs and pays (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. At September 30, 2006, the company had a receivable of $17.5 million, representing 50% of the settlement offer the company made related to the New Jersey wood-treatment site as described above, that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable.

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

Litigation and Claims

Western Fertilizer Contract

In 1995, Tronox LLC executed an exclusive agreement with Western Fertilizer, Inc. (“Western Fertilizer”) for the storage and distribution of fertilizer produced by the company. In May 2000, the company terminated the agreement because the owner, operator and the key person of Western Fertilizer, had been sentenced to serve 17 years in prison for federal crimes involving activities unrelated to the company, thus rendering Western Fertilizer unable to perform its duties under the agreement. In June 2000, Western Fertilizer filed for bankruptcy, and its trustee alleged that the company did not have the right to terminate the agreement. In May 2003, Western Fertilizer’s bankruptcy claim against Tronox LLC was transferred to a litigation trust, and, in October 2004, the litigation trust filed an amended complaint in a pending federal lawsuit in the U.S. District Court in Idaho, seeking monetary damages of approximately $13.0 million for alleged breaches of contract. Discovery in the litigation was completed in February 2006. On March 1, 2006, both parties filed motions for summary judgment. On June 30, 2006, the Court ruled on the parties’ motions for summary judgment. It granted in part and denied in part the motion of each, ordered the parties to meet and confer regarding any remaining open issues and report back to the court. The company and plaintiff then undertook settlement discussions that resulted in an oral settlement agreement. The company currently expects a written settlement agreement will be signed by the parties and approved by the courts before the end of 2006.

Financial Reserves - As of September 30, 2006, the company had reserves of $3.7 million related to the plaintiff’s claims, which is expected to be paid in the fourth quarter of 2006. Although costs associated with the resolution of the claims may ultimately differ, the amount of any difference is not expected to have a material adverse effect on the company.

Birmingham, Alabama

Until 1995, Triple S operated a petroleum terminal in Birmingham, Alabama. In late 2005, a local church, which is located on property adjacent to the site, demanded payment for damages of approximately $25 million in connection with a release of petroleum alleged to have occurred at the terminal and threatened litigation. In March 2006, the company filed a lawsuit seeking a declaration of the parties’ rights and injunctive relief. The defendant has moved to dismiss the company’s suit and has also filed a countersuit in the circuit court for Jefferson County, Alabama, against the company and third parties seeking property damages, injunctive relief and costs. A hearing on a jurisdictional issue is scheduled for the fall of 2006. The company has not provided a reserve for the litigation because at this time it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The company currently believes that the ultimate resolution of the litigation is not likely to have a material adverse effect on the company.

Forest Products Litigation

Between December 31, 2002, and May 2, 2005, approximately 250 lawsuits (filed on behalf of approximately 5,100 claimants) were filed against Tronox LLC in connection with the former wood-treatment plant in Columbus, Mississippi. Substantially all of these lawsuits are pending in the U.S. District Court for the Northern District of Mississippi and have been consolidated for pretrial and discovery purposes. In December 2005, Tronox LLC entered into settlement agreements to resolve up to 879 of the Columbus claims. In June 2006, over 400 plaintiffs were involuntarily dismissed. In addition, a suit filed by the Maranatha Faith Center against Tronox LLC and Tronox Worldwide LLC on February 18, 2000, relates to the former wood-treatment plant in Columbus and is pending in the Circuit Court of Lowndes County, Mississippi. Between September 9, 2004, and February 23, 2005, three lawsuits (filed on behalf of 64 claimants) were filed against Tronox LLC in connection with a former wood-treatment plant located in Texarkana, Texas. Two of the Texarkana lawsuits that were filed in Oklahoma (on behalf of 30 claimants) have been dismissed on jurisdictional grounds. However, in December 2005, five plaintiffs (two of whom were in the dismissed Oklahoma case) filed a new lawsuit in a Texas federal court, and in July 2006, five plaintiffs (three of whom were in the dismissed Oklahoma cases) filed a new suit in Texas. Between January 3, 2005, and July 26, 2005, 35 lawsuits (filed on behalf of approximately 4,600 claimants) were filed against Tronox LLC and Tronox Worldwide LLC in connection with the former wood-treatment plant in Avoca, Pennsylvania. All of these lawsuits seek recovery under a variety of common law and statutory legal theories for personal injuries and/or property damages allegedly caused by exposure to and/or release of creosote, a chemical used in the wood-treatment process. The company currently believes that the unresolved claims relating to the Columbus, Texarkana and Avoca plants are without substantial merit and is vigorously defending against them.

Financial Reserves - As of September 30, 2006, the company had reserves of $7.0 million related to forest products litigation. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time. The company currently believes that the ultimate resolution of the forest products litigation is not likely to have a material adverse effect on the company.

Kemira

In 2000, the company acquired its titanium dioxide production facility in Savannah, Georgia, from Kemira Pigments Oy, a Finnish company, and its parent, Kemira Oyj (together, “the Sellers”). After acquiring the facility, the company discovered that certain matters associated with environmental conditions and plant infrastructure were not consistent with representations made by the Sellers. The company sought recovery for breach of representations and warranties in a proceeding before the London Court of International Arbitration (“LCIA”). On May 9, 2005, the company received notice from the LCIA that the LCIA had found in favor of the company as to liability with respect to certain of the claims. The LCIA still must determine the amount of damages and a hearing related to this was held in late May 2006. A decision from the tribunal is expected in the fourth quarter of 2006. The company currently cannot reasonably estimate the amount of damages that will be awarded. The company will recognize a receivable, if and when damages are awarded and all contingencies associated with any recovery are resolved.

Other Matters

The company is party to a number of other legal and administrative proceedings involving environmental and/or other matters pending in various courts or agencies. These proceedings, individually and in the aggregate, are not expected to have a material adverse effect on the company. These proceedings also are associated with facilities currently or previously owned, operated or used by the company and/or its predecessors, some of which include claims for personal injuries, property damages, cleanup costs and other environmental matters. Current and former operations of the company also involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company to clean up various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances and/or other materials have been contained, disposed of or released. Some of these sites have been designated Superfund sites by the EPA pursuant to CERCLA or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which the company operates.

16. Business Segments

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Millions of dollars)
Net Sales
Pigment	$349.0	$302.0	$1,007.0	$944.2
Electrolytic and other chemical products	27.2	25.4	78.3	73.3
Total	$376.2	$327.4	$1,085.3	$1,017.5
Operating Profit
Pigment	$15.6	$15.0	$51.5	$80.2
Electrolytic and other chemical products(1)	1.7	0.5	24.8	(6.3)
	17.3	15.5	76.3	73.9
Corporate and nonoperating sites(2)	(3.3)	(0.5)	(11.8)	(1.3)
Provision for environmental remediation and restoration(3)	(0.1)	—	(0.1)	(5.6)
Total operating profit	13.9	15.0	64.4	67.0
Interest and debt expense - third parties	(12.6)	—	(36.9)	—
Other income (expense)	0.8	3.1	10.5	(12.1)
Income tax provision	(2.8)	(4.4)	(20.8)	(20.5)
Income (loss) from continuing operations	$(0.7)	$13.7	$17.2	$34.4
_______________
(1)
Includes nil and $0.3 million for the three months ended September 30, 2006 and 2005 and $(20.4) million and $11.3 million for the nine months ended September 30, 2006 and 2005, respectively, of environmental charges, net of reimbursements, related to ammonium perchlorate at the company’s Henderson facility.

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

17. Condensed Consolidating and Combining Financial Information

The senior unsecured notes, issued jointly by Tronox Worldwide LLC and Tronox Finance Corp., with an aggregate principal amount of $350 million have been fully and unconditionally guaranteed by Tronox Incorporated and all of its material wholly-owned domestic subsidiaries. As a result of these guarantee arrangements, the company is required to present condensed consolidating and combining financial information.

The following tables for the periods ended September 30, 2006 and December 31, 2005, present condensed consolidating and combining financial information for (a) Tronox Incorporated, the parent company and also one of the guarantors, (b) the Issuers, Tronox Worldwide LLC and Tronox Finance Corp., (c) the guarantor subsidiaries and (d) the nonguarantor subsidiaries.

Tronox Incorporated and Tronox Finance Corp. were formed subsequent to September 30, 2005. Therefore, condensed consolidating and combining financial information for the period ended September 30, 2005, present condensed consolidating and combining financial information for (a) the Issuer, Tronox Worldwide LLC, (b) the guarantor subsidiaries and (c) the nonguarantor subsidiaries.

Other income (expense) in the Condensed Consolidating and Combining Statement of Operations for all periods presented includes equity interest in income (loss) of subsidiaries.

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2006

	Tronox Incorporated	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)

Net Sales	$—	$—	$204.2	$201.7	$(29.7)	$376.2
Cost of goods sold	—	—	173.5	189.0	(28.4)	334.1
Gross Margin	—	—	30.7	12.7	(1.3)	42.1
Selling, general and administrative expenses	0.7	0.1	15.9	13.5	(2.1)	28.1
Provision for environmental remediation and restoration, net of reimbursements	—	—	0.1	—	—	0.1
	(0.7)	(0.1)	14.7	(0.8)	0.8	13.9
Interest and debt expense - third parties	—	(12.8)	0.3	(0.1)	—	(12.6)
Other income (expense)	(13.7)	(2.2)	(4.7)	(2.1)	23.5	0.8
Income (Loss) from Continuing Operations before Income Taxes	(14.4)	(15.1)	10.3	(3.0)	24.3	2.1
Income tax benefit (provision)	0.4	2.3	(4.9)	(0.6)	—	(2.8)
Income (Loss) from Continuing Operations	(14.0)	(12.8)	5.4	(3.6)	24.3	(0.7)
Loss from discontinued operations, net of taxes	—	(0.9)	(12.4)	—	—	(13.3)
Net Income (Loss)	$(14.0)	$(13.7)	$(7.0)	$(3.6)	$24.3	$(14.0)

Condensed Combining Statement of Operations
Three Months Ended September 30, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	(Millions of dollars)

Net Sales	$—	$190.3	$166.0	$(28.9)	$327.4
Cost of goods sold	—	162.7	148.5	(27.5)	283.7
Gross Margin	—	27.6	17.5	(1.4)	43.7
Selling, general and administrative expenses	(0.1)	14.5	15.7	(1.7)	28.4
Provision for environmental remediation and restoration, net of reimbursements	—	0.3	—	—	0.3
	0.1	12.8	1.8	0.3	15.0
Other income (expense)	37.6	28.2	2.6	(65.3)	3.1
Income (Loss) from Continuing Operations before Income Taxes	37.7	41.0	4.4	(65.0)	18.1
Income tax provision	—	(1.6)	(2.8)	—	(4.4)
Income (Loss) from Continuing Operations	37.7	39.4	1.6	(65.0)	13.7
Loss from discontinued operations, net of taxes	—	(1.5)	—	—	(1.5)
Net Income	$37.7	$37.9	$1.6	$(65.0)	$12.2

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2006

	Tronox Incorporated	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)

Net Sales	$—	$—	$600.4	$570.9	$(86.0)	$1,085.3
Cost of goods sold	—	—	514.9	519.0	(81.9)	952.0
Gross Margin	—	—	85.5	51.9	(4.1)	133.3
Selling, general and administrative expenses	2.0	0.4	51.3	39.6	(4.0)	89.3
Provision for environmental remediation and restoration, net of reimbursements	—	—	(20.4)	—	—	(20.4)
	(2.0)	(0.4)	54.6	12.3	(0.1)	64.4
Interest and debt expense - third parties	—	(38.3)	0.9	0.5	—	(36.9)
Other income (expense)	(6.5)	27.0	(3.6)	3.4	(9.8)	10.5
Income (Loss) from Continuing Operations before Income Taxes	(8.5)	(11.7)	51.9	16.2	(9.9)	38.0
Income tax benefit (provision)	0.7	6.4	(15.7)	(12.2)	—	(20.8)
Income (Loss) from Continuing Operations	(7.8)	(5.3)	36.2	4.0	(9.9)	17.2
Loss from discontinued operations, net of taxes	—	(1.2)	(23.8)	—	—	(25.0)
Net Income (Loss)	$(7.8)	$(6.5)	$12.4	$4.0	$(9.9)	$(7.8)

Condensed Combining Statement of Operations
Nine Months Ended September 30, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	(Millions of dollars)

Net Sales	$—	$576.8	$534.7	$(94.0)	$1,017.5
Cost of goods sold	—	463.9	471.8	(88.1)	847.6
Gross Margin	—	112.9	62.9	(5.9)	169.9
Selling, general and administrative expenses	0.2	41.5	50.0	(5.8)	85.9
Provision for environmental remediation and restoration, net of reimbursements	—	17.0	—	—	17.0
	(0.2)	54.4	12.9	(0.1)	67.0
Other income (expense)	146.5	128.7	(0.8)	(286.5)	(12.1)
Income from Continuing Operations before Income Taxes	146.3	183.1	12.1	(286.6)	54.9
Income tax provision	(0.8)	(17.4)	(2.3)	—	(20.5)
Income from Continuing Operations	145.5	165.7	9.8	(286.6)	34.4
Loss from discontinued operations, net of taxes	(3.3)	(18.5)	—	—	(21.8)
Net Income	$142.2	$147.2	$9.8	$(286.6)	$12.6

Condensed Consolidating Balance Sheet as of September 30, 2006

	Tronox Incorporated	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$18.2	$38.0	$—	$56.2
Intercompany receivables	—	—	43.1	11.2	(54.3)	—
Accounts receivable, net of allowance for doubtful accounts	—	0.4	184.0	185.0	—	369.4
Inventories	—	—	180.1	117.6	(1.2)	296.5
Prepaid and other assets	0.4	0.2	7.7	18.9	—	27.2
Income tax receivable	—	—	—	9.6	(0.3)	9.3
Deferred income taxes	—	20.1	23.8	2.2	(16.5)	29.6
Total Current Assets	0.4	20.7	456.9	382.5	(72.3)	788.2

Property, Plant and Equipment—Net	—	9.9	451.0	399.9	—	860.8
Investments in Subsidiaries	2,190.9	977.4	173.9	—	(3,342.2)	—
Long-Term Receivables, Investments and Other Assets	123.6	12.1	54.4	11.6	—	201.7
Goodwill and Other Intangible Assets	—	—	28.2	34.5	—	62.7
Total Assets	$2,314.9	$1,020.1	$1,164.4	$828.5	$(3,414.5)	$1,913.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Intercompany borrowings	$535.6	$—	$88.1	$248.0	$(871.7)	$—
Accounts payable	—	2.4	73.2	112.9	—	188.5
Accrued liabilities	12.9	23.4	124.7	37.7	3.6	202.3
Long-term debt due within one year	—	2.0	—	1.6	—	3.6
Income taxes payable	—	—	7.4	—	(0.3)	7.1
Total Current Liabilities	548.5	27.8	293.4	400.2	(868.4)	401.5

Noncurrent Liabilities
Deferred income taxes	—	—	51.5	36.2	(16.5)	71.2
Environmental remediation and/or restoration	—	3.9	134.2	—	—	138.1
Long-term debt	—	546.5	—	6.7	—	553.2
Other	112.5	10.6	46.6	68.6	0.2	238.5
Total Noncurrent Liabilities	112.5	561.0	232.3	111.5	(16.3)	1,001.0

Total Stockholders’ Equity	1,653.9	431.3	638.7	316.8	(2,529.8)	510.9
Total Liabilities and Stockholders’ Equity	$2,314.9	$1,020.1	$1,164.4	$828.5	$(3,414.5)	$1,913.4

Condensed Consolidating Balance Sheet as of December 31, 2005

	Tronox Incorporated	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$23.8	$45.2	$—	$69.0
Intercompany receivables	—	—	53.0	11.4	(64.4)	—
Accounts receivable, net of allowance for doubtful accounts	0.8	—	173.9	156.9	—	331.6
Inventories	—	—	192.2	121.3	(1.2)	312.3
Prepaid and other assets	0.8	—	12.8	14.9	—	28.5
Income tax receivable	—	—	—	2.4	—	2.4
Deferred income taxes	—	8.4	26.6	3.1	(2.5)	35.6
Total Current Assets	1.6	8.4	482.3	355.2	(68.1)	779.4

Property, Plant and Equipment—Net	—	—	475.8	363.9	—	839.7
Investments in Subsidiaries	2,222.4	996.8	203.5	—	(3,422.7)	—
Long-Term Receivables, Investments and Other Assets	—	13.2	53.9	11.7	—	78.8
Goodwill and Other Intangible Assets	—	—	28.2	32.2	—	60.4
Total Assets	$2,224.0	$1,018.4	$1,243.7	$763.0	$(3,490.8)	$1,758.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Intercompany borrowings	$543.1	$—	$111.5	$214.7	$(869.3)	$—
Accounts payable	0.3	2.2	75.4	117.4	—	195.3
Accrued liabilities	2.0	14.3	119.8	32.8	—	168.9
Long-term debt due within one year	—	2.0	—	—	—	2.0
Income taxes payable	2.2	—	6.3	0.3	—	8.8
Total Current Liabilities	547.6	18.5	313.0	365.2	(869.3)	375.0

Noncurrent Liabilities
Deferred income taxes	0.3	—	54.2	27.0	(2.5)	79.0
Environmental remediation and/or restoration	—	7.2	128.5	10.2	—	145.9
Long-term debt	—	548.0	—	—	—	548.0
Other	—	1.2	56.4	66.1	(2.3)	121.4
Total Noncurrent Liabilities	0.3	556.4	239.1	103.3	(4.8)	894.3

Total Stockholders’ Equity	1,676.1	443.5	691.6	294.5	(2,616.7)	489.0
Total Liabilities and Stockholders’ Equity	$2,224.0	$1,018.4	$1,243.7	$763.0	$(3,490.8)	$1,758.3

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2006

	Tronox Incorporated	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)
Cash Flows from Operating Activities
Net income (loss)	$(7.8)	$(6.5)	$12.4	$4.0	$(9.9)	$(7.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	—	—	42.9	31.5	—	74.4
Deferred income taxes	(0.7)	—	(13.7)	5.1	—	(9.3)
Equity in earnings of subsidiaries	6.5	(6.5)	(9.8)	—	9.8	—
Provision for environmental remediation and restoration, net of reimbursements	—	0.9	6.7	—	—	7.6
Other noncash items affecting net income (loss)	0.1	2.0	18.3	3.8	—	24.2
Changes in assets and liabilities	(0.4)	(7.6)	(4.7)	(13.5)	—	(26.2)
Net cash provided by (used in) operating activities	(2.3)	(17.7)	52.1	30.9	(0.1)	62.9
Cash Flows from Investing Activities
Capital expenditures	—	—	(25.2)	(36.1)	—	(61.3)
Other investing activities	—	—	1.5	—	—	1.5
Net cash used in investing activities	—	—	(23.7)	(36.1)	—	(59.8)
Cash Flows from Financing Activities
Repayment of debt	—	(1.5)	—	(1.1)	—	(2.6)
Debt issuance costs	—	(2.3)	—	—	—	(2.3)
Dividends paid	(4.1)	—	—	—	—	(4.1)
Net transfers with affiliates	6.4	21.5	(34.0)	6.0	0.1	—
Net cash provided by (used in) financing activities	2.3	17.7	(34.0)	4.9	0.1	(9.0)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(6.9)	—	(6.9)
Net Decrease in Cash and Cash Equivalents	—	—	(5.6)	(7.2)	—	(12.8)
Cash and Cash Equivalents at Beginning of Period	—	—	23.8	45.2	—	69.0
Cash and Cash Equivalents at End of Period	$—	$—	$18.2	$38.0	$—	$56.2

Condensed Combining Statement of Cash Flows
Nine Months Ended September 30, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	(Millions of dollars)
Cash Flows from Operating Activities
Net income	$142.2	$147.2	$9.8	$(286.6)	$12.6
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	—	43.2	34.9	—	78.1
Deferred income taxes	1.5	(22.5)	(1.9)	—	(22.9)
Asset write-downs and impairments	1.3	11.0	—	—	12.3
Equity in earnings of subsidiaries	(146.9)	(18.6)	—	165.5	—
Provision for environmental remediation and restoration, net of reimbursements	3.7	33.7	—	—	37.4
Allocations from Kerr-McGee	0.4	39.0	(4.2)	—	35.2
Other noncash items affecting net income	0.4	5.7	2.8	—	8.9
Changes in assets and liabilities	(5.3)	(73.2)	(70.1)	—	(148.6)
Net cash provided by (used in) operating activities	(2.7)	165.5	(28.7)	(121.1)	13.0
Cash Flows from Investing Activities
Capital expenditures	—	(22.4)	(29.3)	—	(51.7)
Collection on repurchased receivables	—	70.3	94.7	—	165.0
Other investing activities	—	3.3	1.6	—	4.9
Net cash provided by investing activities	—	51.2	67.0	—	118.2
Cash Flows from Financing Activities
Net transfers with affiliates	2.7	(186.8)	(18.2)	121.1	(81.2)
Net cash provided by (used in) financing activities	2.7	(186.8)	(18.2)	121.1	(81.2)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2.9	—	2.9
Net Increase in Cash and Cash Equivalents	—	29.9	23.0	—	52.9
Cash and Cash Equivalents at Beginning of Period	—	4.8	19.0	—	23.8
Cash and Cash Equivalents at End of Period	$—	$34.7	$42.0	$—	$76.7

18. Subsequent Events

The company has a toll manufacturing agreement with U.S. Avestor LLC (“U.S. Avestor”) at its Soda Springs, Idaho facility. Pursuant to the terms of the agreement, the company supplies the personnel, property and manufacturing and research facilities, and U.S. Avestor supplies the supervisory expertise, manufacturing equipment and raw materials necessary to manufacture and develop blended vanadium oxide. U.S. Avestor pays the company for its actual costs incurred in performing the manufacturing and development services under the agreement, plus an additional percentage of the actual costs.

On October 31, 2006, Avestor Corp., the parent company of U.S. Avestor, filed a Notice of Intention with the Office of the Superintendent of Bankruptcy in Montréal with a view to making a proposal to its creditors. At this time, it is not clear what the financial impact, if any, might be to Tronox, if or when this toll manufacturing agreement might cease.

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

The company adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Share-Based Payment" effective January 1, 2006, using the modified prospective method of transition. Including the effects of adopting the new accounting standard and the effects of the conversion of Kerr-McGee stock-based awards, stock-based compensation expense in the first nine months of 2006 totaled $7.1 million ($6.0 million on an after tax basis). In accordance with this standard, for the remainder of the 2006 year, we expect to recognize $1.5 million to $2.0 million of stock-based compensation expense, pretax. The total unamortized compensation cost as of September 30, 2006, was $8.1 million. Compensation cost ultimately recognized may differ from this amount due to new awards, if any, and changes in the estimate of forfeitures.

Asset Impairment. The company has been working on the development of a raw materials feed project to improve efficiencies and reduce costs at its Savannah, Georgia, pigment facility. The initial trials of the project indicated that modifications would be required to achieve a satisfactory economic benefit. During the second quarter of 2006, additional studies were performed to determine the technical requirements needed to achieve operations and the additional cost to complete the project. The company is planning a trial to evaluate the effectiveness of the project. The trial will be scheduled when permitting and installation issues are confirmed, which is expected to occur by mid-2007. If it is determined that this is not a viable project, the assets will be written down approximately $4.0 million to their net realizable value.

Results of Operations

The following table summarizes segment operating profit, with a reconciliation to consolidated and combined net income (loss) for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Millions of dollars)
Net Sales—
Pigment	$349.0	$302.0	$1,007.0	$944.2
Electrolytic and other chemical products	27.2	25.4	78.3	73.3
Total	$376.2	$327.4	$1,085.3	$1,017.5
Operating Profit(1)—
Pigment	$15.6	$15.0	$51.5	$80.2
Electrolytic and other chemical products(2)	1.7	0.5	24.8	(6.3)
Subtotal	17.3	15.5	76.3	73.9
Corporate and nonoperating sites(3)	(3.3)	(0.5)	(11.8)	(1.3)
Provision for environmental remediation and restoration(4)	(0.1)	—	(0.1)	(5.6)
Operating profit	13.9	15.0	64.4	67.0
Interest and debt expense - third parties	(12.6)	—	(36.9)	—
Other income (expense)(5)	0.8	3.1	10.5	(12.1)
Income tax provision	(2.8)	(4.4)	(20.8)	(20.5)
Income (loss) from continuing operations	(0.7)	13.7	17.2	34.4
Discontinued operations, net of taxes	(13.3)	(1.5)	(25.0)	(21.8)
Net income (loss)	$(14.0)	$12.2	$(7.8)	$12.6
_______________
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

(2)
Includes nil and $0.3 for the three months ended September 30, 2006 and 2005, respectively, and $(20.4) million and $11.3 million for the nine months ended September 30, 2006 and 2005, respectively, of environmental charge, net of reimbursements, related to ammonium perchlorate at the company’s Henderson, Nevada, facility.

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

(5)
Three months and nine months ended September 30, 2005, include interest expense allocated to us by Kerr-McGee based on specifically identified borrowings from Kerr-McGee at Kerr-McGee’s average borrowing rates.

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Net Sales. Net sales increased by $48.8 million, or 14.9%, to $376.2 million in the third quarter of 2006 from $327.4 million in the third quarter of 2005. The increase was due to a $47.0 million increase in the pigment segment sales and a $1.8 million increase in the electrolytic and other chemical product segment sales. See further discussions below under “Pigment Segment - Net Sales” and “Electrolytic and Other Chemical Products Segment - Net Sales.”

Gross Margin. Gross margin for the third quarter of 2006 was $42.1 million compared to $43.7 million in the third quarter of 2005. As a percent of sales, gross margin declined to 11.2% from 13.3% as compared to the same period of the prior year. Margins were negatively impacted at our Australian operations because of several factors. First, during winter months in Australia, mine production was negatively affected due to difficult mining conditions caused by elevated clay levels and lower ore content. Toward the end of the third quarter, production was back to first quarter levels, but was still below the levels in 2005. This resulted in increased per unit costs for mineral products when compared to prior-year results. In addition, costs were impacted by the temporary shutdown of the Chandala synthetic rutile facility for maintenance that had been scheduled for 2007, but had to be accelerated due to increased deterioration in the kiln. Due to the shutdown, production during the third quarter was well below the typical range and resulted in a charge to cost of sales during the quarter. Production was restarted on August 30 and has returned to pre-shutdown levels. At our U.S. pigment facilities, higher costs for process chemicals, energy and waste treatment continue to dampen results compared to the prior year period. Higher process chemical costs were primarily attributable to increased pricing for chlorine, coke and caustic. Energy costs, for all of our plants in the United States, were higher in 2006 compared to 2005 primarily due to higher realized natural gas prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million in the third quarter of 2006 compared to the third quarter of 2005. The decrease was primarily due to a decrease in employee incentive compensation related to cash bonuses resulting from lower projected payouts under the 2006 plan, partially offset by increased other compensation and benefit costs, including costs related to stock-based awards, increased retirement and postretirement expense and other stand-alone company expenses such as audit fees and infrastructure costs.

Provision for Environmental Remediation and Restoration, net of Reimbursements. The provision for environmental remediation and restoration, net of reimbursements, was $0.1 million in the third quarter of 2006 compared to an expense of $0.3 million in the same period of 2005 (see Note 15 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q).

Interest and Debt Expense - Third Parties. Interest and debt expense to outside parties was $12.6 million in the third quarter of 2006 compared to nil in the same period of the prior year. The increase was due to interest on the company’s unsecured notes and term loan facility that were entered into concurrent with the initial public offering (“IPO”) in November 2005, and the note payable issued in July 2006 to acquire additional mining tenements in Australia.

Other Income (Expense). Other income for the third quarter of 2006 was $0.8 million compared to income of $3.1 million in the third quarter of 2005. The $2.3 million change was primarily due to losses in 2006 compared to gains in 2005 attributable to changes in the exchange rates for both the euro and the Australian dollar ($1.6 million), the elimination of the asset securitization program and a gain associated with the return of estimated fees previously paid in excess of actual costs incurred ($4.2 million), and lower income in 2006 from equity-method affiliates of ($0.4 million) partially offset by the elimination of $3.8 million of interest expense allocated from affiliates in 2005.

Income Tax Provision. Our effective tax rate related to continuing operations for the third quarter of 2006 was 133.3% compared to 24.3% for the same period in 2005. Our effective tax rate was higher in the third quarter of 2006 partially due to the taxation of foreign operations, in particular, non-deductible permanent differences and forecasted losses in certain foreign jurisdictions in which our actual tax rate is below the U.S. statutory rate. The foreign losses in relation to U.S. income are proportionately greater for 2006 contributing to the higher effective tax rate. In addition, the tax treatment of stock-based compensation as required under our tax sharing agreement entered into in connection with our separation from Kerr-McGee contributed to the higher effective rate.

Loss from Discontinued Operations. The loss from discontinued operations, net of taxes, in the third quarter of 2006 was $13.3 million compared to $1.5 million in the third quarter of 2005. The 2006 loss was primarily attributable to legal fees and environmental costs associated with the company’s former forest products operations of $12.3 million, net of taxes, including $11.0 million, net of tax, as a result of ongoing settlement discussions related to nonbinding mediation with the U.S. Environmental Protection Agency (EPA) regarding reimbursement for remediation of the former wood-treatment site in New Jersey. In addition, environmental costs of $3.8 million, net of taxes, for the proposed groundwater remediation solution at a former nuclear fuels plant in Crescent, Oklahoma, and additional costs for erosion and vegetation studies of $0.8 million, net of taxes, related to former uranium mines at Riley Pass, South Dakota. These losses were partially offset by the recognition of amounts due from the Department of Energy (“DOE”) of $3.3 million, net of taxes, related to their share of costs at the former West Chicago site. The loss in 2005 was primarily related to legal fees and environmental costs associated with the company’s former forest products operations of $1.9 million, net of taxes and a write-off of a deferred legal settlement of $2.3 million, net of taxes, related to the former refining business. These losses were partially offset by the recognition of amounts due from the DOE of $3.9 million, net of taxes, related to their share of costs at the former West Chicago site. (See Note 15 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q).

Pigment Segment

Net Sales. Net sales increased $47.0 million, or 15.6% in the third quarter of 2006 compared to the same period in 2005. Higher sales volumes accounted for $42.8 million of the increase. The remainder of the increase was due to an increase in average selling prices resulting from the change in the euro exchange rate between the third quarter of 2006 and the third quarter of 2005. The increased volumes in the third quarter were primarily attributable to strong sales demand due to improving economic conditions in Europe and continued strength in the Asia/Pacific region. In the United States, the change in volumes can, in part, be attributed to lower volumes in 2005 due to hurricanes Katrina and Rita.

Operating Profit. Operating profit in the third quarter of 2006 was $15.6 million, an increase of $0.6 million from $15.0 million in the third quarter of 2005. Offsetting the favorable affects of the increased sales mentioned above, operating results were negatively impacted $10.3 million due to higher production and distribution costs. The increased production costs were largely attributed to our Australian operations. Costs at the pigment plant were adversely impacted by unscheduled maintenance and repairs which also adversely impacted production volume. In addition, difficult mining conditions, caused by elevated clay levels and lower ore content and the temporary shutdown of the Chandala facility for maintenance that had been scheduled for 2007, but had to be accelerated due to increased deterioration in the kiln also contributed to higher costs. Due to the shutdown, production during the third quarter was well below the typical range and resulted in a charge to cost of sales during the period. Production was restarted on August 30 and has returned to pre-shutdown levels. In our U.S. operations, increased process chemical, energy and waste treatment costs continue to impact the current year profitability versus the prior year. Higher process chemical costs were primarily attributable to increased pricing for chlorine, coke and caustic at our pigment plants in the United States. Energy costs, for all of our plants in the United States, were higher in 2006 compared to 2005 primarily due to higher realized natural gas prices.

Operating costs in our European operations were slightly higher in local currency but were unfavorably impacted by the exchange rate changes on the euro between the third quarter of 2006 and the third quarter of 2005. Selling, general and administrative expenses decreased $2.4 million primarily due to a decrease in employee incentive compensation related to cash bonuses resulting from lower projected payouts under the 2006 plan partially offset by increased compensation and benefit costs, including costs related to stock-based awards and increased retirement and postretirement expense.

Electrolytic and Other Chemical Products Segment

Net Sales. Net sales in the third quarter of 2006 were $27.2 million, an increase of $1.8 million compared to the third quarter of 2005. Pricing for manganese dioxide and sodium chlorate remains ahead of last year as sales prices were increased early in 2006 in an effort to offset rising costs. Sales volumes of sodium chlorate increased 13% over the prior year. The company has been aggressively pursuing market share in the sodium chlorate market and is currently in a sold out position. Sales of manganese dioxide were behind last year's levels due to lower customer demand as 2005 sales were favorably impacted by hurricanes Rita and Katrina. Sales of lithium manganese oxide (LMO) into advanced batteries, primarily for high-end power tools, have attained commercial success and continue to grow as the application grows in popularity.

Operating Profit. Operating profit in the third quarter of 2006 was $1.7 million, compared with operating profit of $0.5 million in the same period of 2005. The $1.2 million increase in profit was primarily due to higher sales prices and volumes, offset somewhat by higher manufacturing costs, including feedstock and energy costs. Slightly lower selling, general and administrative expenses also contributed to the favorable results.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales. Net sales increased by $67.8 million, or 6.7%, to $1,085.3 million in the nine months ended September 30, 2006, from $1,017.5 million in the same period of 2005. The increase was due to an increase in the pigment segment sales of $62.8 million and an increase in the electrolytic and other chemical product segment sales of $5.0 million. See further discussions below under “Pigment Segment - Net Sales” and “Electrolytic and Other Chemical Products Segment - Net Sales.”

Gross Margin. Gross margin for the nine months ended September 30, 2006, was $133.3 million compared to $169.9 million in the same period of 2005. As a percent of sales, gross margin declined to 12.3% from 16.7% in the same period of the prior year. Margins in the nine-month period were negatively impacted by our Australian and U.S. operations. In Australia, difficult mining conditions, a temporary shutdown of the Chandala kiln and unplanned maintenance and repairs in the pigment plant increased costs and reduced production which increased the per unit cost of sales. In our U.S. operations, higher process chemical, waste treatment and energy costs, as well as several unplanned production outages at our Savannah, Georgia, facility were the primary drivers for the cost increase. Higher process chemical costs were primarily attributable to increased pricing for chlorine, coke and caustic at our pigment plants in the United States. Feedstock costs were higher for our Henderson, Nevada, manganese dioxide operations. Energy costs, for all of our plants in the United States, were higher in 2006 compared to 2005 primarily due to higher realized natural gas prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.4 million in the nine months ended September 30, 2006, compared to the same period of 2005. The increase was primarily due to increased compensation and benefit costs, including costs related to stock-based awards, certain retention award programs, increased retirement and postretirement expense and other stand-alone company expenses, such as audit fees and infrastructure costs. Partially offsetting the increase was a decrease in employee incentive compensation related to cash bonuses resulting from lower projected payouts under the plan.

Provision for Environmental Remediation and Restoration, net of Reimbursements. The provision for environmental remediation and restoration, net of reimbursements, was income of $20.4 million in the nine months ended September 30, 2006, compared to an expense of $17.0 million in the same period of 2005. The income recognized in 2006 consisted of a $20.5 million reimbursement settlement of our claim against the United States for contribution of past costs for ammonium perchlorate remediation at our Henderson, Nevada, facility. The provision in the nine months ended September 30, 2005, included $11.3 million related to the remediation of ammonium perchlorate contamination at the Henderson, Nevada, facility, and $5.6 million related to remediation of the former agricultural chemical, Jacksonville, Florida, site for soil removal and excavation (see Note 15 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q).

Interest and Debt Expense - Third Parties. Interest and debt expense to outside parties was $36.9 million in the nine months ended September 30, 2006, compared to nil in the same period of the prior year. The increase was due to interest on the company’s unsecured notes and term loan facility that were entered into concurrent with the initial public offering (“IPO”) in November 2005, and the note payable issued in July 2006 to acquire additional mining tenements in Australia.

Other Income (Expense). Other income for the nine months ended September 30, 2006, was $10.5 million compared to expense of $12.1 million in the nine months ended September 30, 2005. The $22.6 million change was primarily due to the favorable effects of an increase in income from equity- method affiliates of $4.1 million, the elimination in 2006 of interest expense allocated from affiliates ($12.5 million), and net gains in 2006 compared to net losses in 2005 attributable to changes in the exchange rates for both the euro and the Australian dollar ($8.7 million). Partially offsetting these favorable effects was a provision for litigation settlements in 2006 of $3.7 million related to the Western Fertilizer case (see Note 15 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q).

Income Tax Provision. Our effective tax rate related to continuing operations in the nine-month period ending September 30, 2006, was 54.7% compared to 37.3% for the same period in 2005. Our effective tax rate was higher in 2006 partially due to the taxation of foreign operations, in particular, non-deductible differences and forecasted losses in certain foreign jurisdictions in which our actual tax rate is below the U.S. statutory rate. The foreign losses in relation to U.S. income are proportionately greater for 2006, contributing to the higher effective tax rate. In addition, the 2005 rate contained a benefit from changes in prior-year estimates without a corresponding benefit in 2006. The treatment of stock-based compensation as required under our Tax Sharing Agreement entered into in connection with our separation from Kerr-McGee also contributed to the higher effective rate.

Loss from Discontinued Operations. The loss from discontinued operations, net of taxes, in the nine months ended September 30, 2006, was $25.0 million compared to $21.8 million in the same period of 2005. In 2006, the loss from discontinued operations included $15.8 million, net of taxes, for legal fees and environmental costs associated with the company’s former forest products operations, including $11.0 million, net of tax, as a result of ongoing settlement discussions related to nonbinding mediation with the EPA regarding reimbursement for remediation of the former wood-treatment site in New Jersey. The loss also included environmental costs for the former West Chicago site, net of DOE reimbursements and net of taxes, of $2.4 million, and additional environmental costs of $3.8 million, net of taxes, for the proposed groundwater remediation solution at a former nuclear fuels plant in Crescent, Oklahoma. The 2005 loss includes $11.4 million loss, net of tax, on our former forest products operations, including an environmental provision of $3.2 million, net of taxes, for additional soil volumes related to the Sauget, Illinois wood-treatment plant. The 2005 loss also includes a $5.2 million environmental provision, net of taxes, for pond closure, rock placement and surface water channels at the Ambrosia Lake, New Mexico, site associated with our former uranium mining and milling operations. (See Note 15 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q).

Pigment Segment

Net Sales. Net sales increased $62.8 million, or 6.7%, in the nine months ended September 30, 2006, compared to the same period in 2005. Higher sales volumes accounted for $59.1 million of the increase in net sales with pricing contributing the remainder. Pricing was negatively affected by approximately $8.0 million related to exchange rate changes on the euro between the first nine months of 2006 and the same period of 2005. Higher sales volumes in 2006 were primarily attributable to strong sales demand due to improving economic conditions in Europe and continued strength in the Asia/Pacific region

      Operating Profit. Operating profit in the nine months ended September 30, 2006, was $51.5 million, a decrease of $28.7 million from $80.2 million in the same period of 2005. Offsetting the favorable effects of the increased sales volumes mentioned above, operating results were negatively impacted $46.3 million due to higher production and distribution costs. Operating profit was negatively impacted by our Australian and U.S. operations. In Australia, difficult mining conditions, a temporary shutdown of the Chandala kiln and unplanned maintenance and repairs in the pigment plant increased costs and reduced production which increased per unit costs of sale. In our U.S. operations, higher process chemical, waste treatment and energy costs, as well as several unplanned production outages at our Savannah, Georgia, facility were the primary drivers for the cost increase. Higher process chemical costs were primarily attributable to increased pricing for chlorine, coke and caustic at our pigment plants in the United States. Energy costs for all of our plants in the United States were higher in 2006 compared to 2005 primarily due to higher realized natural gas prices.

Operating costs in our European operations were slightly higher in local currency, but were more than offset by the favorable impact of exchange rate changes on the euro between the first nine months of 2006 and the same period in 2005. Selling, general and administrative expenses decreased $6.9 million primarily due to a decrease in employee incentive compensation related to cash bonuses resulting from lower projected payouts under the plan, partially offset by increased other compensation and benefit costs, including costs related to stock-based awards, certain retention award programs, and increased retirement and postretirement expense.

Electrolytic and Other Chemical Products Segment

Net Sales. Net sales in the first nine months of 2006 were $78.3 million, an increase of $5.0 million compared to the same period of 2005. Pricing remains ahead of last year as sales prices were increased early in the year in an effort to offset rising costs. Volumes for manganese dioxide on a year-to-date basis are behind the volumes in the same period of last year despite a strong first quarter. The reduction is due to lower customer demand as 2005 and early 2006 were favorably impacted by hurricanes Rita and Katrina. Increased market share in sodium chlorate and new opportunities in other products as well as the continued commercialization and ramp up of the lithium manganese product line more than offset the lower volumes in manganese dioxide.

Operating Profit. Operating profit in the nine months ended September 30, 2006, was $24.8 million, compared with an operating loss of $6.3 million in the same period of 2005. The $31.1 million improvement was primarily due to the $20.5 million recovery of past environmental remediation costs from the United States in 2006 compared to a net environmental provision of $11.3 million in 2005 related to ammonium perchlorate remediation associated with our Henderson, Nevada, facility. In 2006, increased manufacturing costs primarily related to feedstock costs and energy, more than offset the sales gains during the year.

Financial Condition and Liquidity

Overview. The following table provides certain information useful in the analysis of our financial condition and liquidity:

	September 30, 2006	December 31, 2005
	(Millions of dollars)

Current ratio(1)	2.0:1	2.1:1
Cash and cash equivalents	$56.2	$69.0
Working capital(2)	386.7	404.4
Total assets(3)	1,913.4	1,758.3
Long-term debt	553.2	548.0
Stockholders’ equity(4)	510.9	489.0
_______________
(1)	Represents a ratio of current assets to current liabilities.
(2)	Represents excess of current assets over current liabilities.
(3)
Effective March 30, 2006, the company assumed certain U.S. benefit plan obligations and received a transfer of related assets which resulted in increases in total assets of $122.8 million, stockholders’ equity of $2.1 million and total liabilities of $120.7 million.

(4)
It is estimated that our adoption of a new accounting standard as of December 31, 2006, will result in a reduction of stockholders’ equity of approximately $80 million ($120 million on a pretax basis). See “New/Revised Accounting Standards” below.

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

Cash and cash equivalents at September 30, 2006, consisted of $40.1 million, which was held in the United States, and $16.1 million held in other countries.

Prior to the IPO, we participated in Kerr-McGee’s centralized cash management system and relied on Kerr-McGee to provide necessary cash financing. The related cash activity between us and Kerr-McGee has been reflected as net transfers with affiliates within financing activities in our condensed consolidated and combined statement of cash flows. Additionally, as discussed below under “Cash Flows from Operating Activities,” prior to the IPO, certain expenditures related to our operations were paid by Kerr-McGee on our behalf and, therefore, did not affect cash flows from operating, investing and financing activities reported in our condensed consolidated and combined statement of cash flows. As such, the amounts of cash and cash equivalents, as well as cash flows from operating, investing and financing activities in our condensed consolidated and combined financial statements presented as of or for the nine months ended September 30, 2005, are not representative of the amounts that would have been required or generated by us as a stand-alone company.

We have an interest in The Landwell Company LP (“Landwell”), a limited partnership formed to market or develop land in the Henderson, Nevada, area. Landwell entered into an agreement in late 2004 to sell to Centex Homes approximately 2,200 contiguous acres of land in Henderson for eventual use as a new, mixed-use master planned community. The agreement contains conditions to closing that are generally typical in sales of large tracts of undeveloped land. We have been advised by Landwell’s general partner that it is doubtful that closing conditions on a significant portion of the land under contract will be satisfied in the fourth quarter of 2006, as previously projected. It is currently projected that closing will not occur until the first half of 2007 after zoning approval has been granted by the City of Henderson. This large parcel under contract, in addition to other parcels available for sale by Landwell or under contract, are in the vicinity of our Henderson facility, where we are in the preliminary stage of exploring the possible sale of 100% owned acreage considered surplus for plant operations. Land sale proceeds before taxes could be as much as $50 million in 2007. Cash flows resulting from the above described agreement with Centex Homes, net of taxes, are required to be used to pay down outstanding debt under our senior secured credit facility.

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

We were in compliance with these financial covenants at September 30, 2006. However, since the covenants become more restrictive beginning in the first quarter of 2007, there can be no assurance that we will be in compliance with such covenants in the future. Future compliance with the covenants may be adversely affected by various economic, financial and industry factors. Noncompliance with the covenants would constitute an event of default under the credit agreement, allowing the lenders to accelerate repayment of any outstanding borrowings and/or to terminate their commitments to the credit facility. In the event of any future noncompliance with any covenants, we would seek to negotiate amendments to the applicable covenants or to obtain waivers from our lenders.

Also in November, 2005, our wholly-owned subsidiaries, Tronox Worldwide LLC and Tronox Finance Corp., issued $350 million in aggregate principal amount of 9½% senior unsecured notes due 2012 in a private offering concurrent with the IPO. During the second quarter of 2006, the company registered these notes with the Securities and Exchange Commission (“SEC”) and subsequently completed an exchange of all notes and guarantees for publicly tradable notes and guarantees having substantially identical terms, on July 14, 2006. These notes are guaranteed by our material direct and indirect wholly-owned domestic subsidiaries.

Cash Flows from Operating Activities. Cash flows from operating activities for the nine months ended September 30, 2005, exclude expenditures of $44.9 million for general corporate expenses, employee benefits and net interest costs associated with our present and discontinued operations which were paid by Kerr-McGee on our behalf. Therefore, reported amounts are not representative of cash flows from operating activities we will generate or use as a stand-alone company. While such costs are reflected in our condensed consolidated and combined statement of operations because they were allocated to us by Kerr-McGee, they did not result in cash outlays by us. As a stand-alone company, we expect costs and expenses of this nature will require the use of our cash and other sources of liquidity. Excluding any one-time adjustments (such as the implementation of FAS 123R,  changes in our cash bonus accrual and our on-going companywide effort to reduce cash costs, called Project Cornerstone), we expect that our general corporate expenses may be $15 million to $20 million greater on an annual basis than we have incurred historically, which will further reduce our cash flows from operating activities as compared to historical experience. Cash flows from operating activities for the nine months ended September 30, 2005, also exclude $165 million paid by Kerr-McGee on our behalf to repurchase pigment receivables upon termination of an accounts receivable monetization program.

Cash flows from operating activities for the nine months ended September 30, 2006, were $62.9 million compared to $13.0 million for the same period in 2005. The $49.9 million increase in cash flows from operating activities for the nine months ended September 30, 2006, was due primarily to the impact of the termination of the accounts receivable monetization program in 2005 and a decrease in inventories for the nine months in 2006 compared to an increase for the same period in 2005. This was partially offset by interest payments on long-term debt arrangements, timing of income tax payments, a decrease in environmental reimbursement receipts and cash bonus program payments in 2006. Termination of our accounts receivable monetization program resulted in an extension of the collection period for accounts receivable arising from pigment sales compared to the collection period of receivables prior to program termination. This had a one-time impact, in the 2005 period, of reducing our cash flows from operating activities related to the increase in our accounts receivable.

Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2006, was $59.8 million, a decrease of $178.0 million compared to the same period in 2005. The decrease is due primarily to the collection of repurchased accounts receivable of $165.0 million contributed to us by Kerr-McGee in the 2005 period as well as increased capital expenditures. Capital expenditures were higher due to significant ongoing projects that include changes to the Uerdingen, Germany, pigment facility to convert waste to a saleable product and reduce raw material costs, upgrading the oxidation line at the Botlek, Netherlands, facility and process improvements at the Hamilton, Mississippi, facility for the purpose of producing a new grade of pigment for use in architectural paints.

Capital expenditures for the 2006 annual period are forecasted to be $90 million ($9.4 million of which is noncash activity in the third quarter of 2006, related to the Australian mining tenements). The process and technology improvement projects at Uerdingen, Botlek and Hamilton described above comprise the majority of the total 2006 annual forecast.

Cash Used in Financing Activities. Net cash used in financing activities was $9.0 million for the nine months ended September 30, 2006, and $81.2 million for the same period in 2005. The decrease in use of funds primarily resulted from becoming a stand-alone and self-supported company. The cash used for the nine months ended September 30, 2006, consisted of payments related to our long-term debt of $4.9 million and the payment of $4.1 million in dividends, while the net financing activity for the same period in 2005 represented funds transferred to Kerr-McGee.

Commitments and Contractual Agreements

In the normal course of business, we enter into operating leases, purchase obligations and borrowing arrangements. Operating leases primarily consist of rental of rail cars and production equipment. Aggregate payments under these borrowings and contracts are summarized in the following table:

	Payments Due By Year
Type of Obligation	Total	2007 -2008	2009 -2010	After 2010
	(Millions of dollars)
Long-term debt, including current portion	$556.3	$6.3	$5.7	$544.3
Interest payments on current and long-term debt	267.3	95.9	94.8	76.6
Operating leases	46.7	17.8	11.8	17.1
Purchase obligations:
Ore contracts	475.6	299.2	137.0	39.4
Other purchase obligations	425.6	249.7	154.7	21.2
Total	$1,771.5	$668.9	$404.0	$698.6

Tronox Western Australia Pty Ltd, a wholly-owned subsidiary of the company, completed the purchase of a 50% undivided interest in additional mining tenements and related mining assets in July 2006. The tenements provide additional heavy mineral resources to be processed by our joint venture, Tiwest Joint Venture, and provide feedstock for our pigment operations. The company acquired the mine tenements by entering into an eight-year note payable agreement. As a result, the company recorded noncash capital additions during the third quarter of 2006 of approximately $9.4 million and has additional debt outstanding of $8.3 million, following a $1.1 million principal payment made during the third quarter. The debt requires scheduled payments through 2014, with an early payment option at the end of 2007. Interest is accrued at the rate of 13.26% per annum on the outstanding balance as of the first day of January of each calendar year and is calculated through December 31, with payments made on July 28 of each year in which an installment is due.

At October 31, 2006, we had outstanding letters of credit of approximately $67.6 million. These letters of credit have been granted to us by financial institutions to support our environmental cleanup costs, insurance claims and miscellaneous operational and severance requirements.

We are obligated under an employee benefits agreement with Kerr-McGee to maintain the Material Features (as defined in the employee benefits agreement) of the U.S. postretirement plan without change for a period of three years following the Distribution date of March 30, 2006. Company contributions in 2006 to this plan are expected to be in the range of approximately $3.0 million to $4.0 million. This is lower than the previous estimate as of December 31, 2005, primarily due to the anticipated timing of claims submission. Over the next one to two years, it is expected that annual claims will range from $9.0 million to $10.0 million.

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

U.S. Benefit Plans

As discussed under Note 13 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q, as of March 30, 2006, the company established certain U.S. benefit plans to cover our U.S. employees who previously participated in certain U.S. benefit plans sponsored by Kerr-McGee. In order to establish the appropriate amounts on the company’s balance sheet and estimate net periodic cost for the remainder of 2006, an actuarial analysis was performed based on assumptions developed by management. A brief description of the methodology used by management to develop certain significant assumptions is included below.

    Discount Rate. The company selected a discount rate of 6% for its U.S. plans based on the results of a cash flow matching analysis which projected the expected cash flows of the plans using the March 31, 2006, Citigroup Pension Discount Curve.
        Rate of Compensation Increases. The company’s estimated rate of compensation increases was 3.5% based on the company’s long-term plans for compensation increases and expected economic conditions, including the effects of merit increases, promotions and general inflation.

       Long-term Rate of Return. The estimated long-term rate of return assumption used in the determination of net periodic cost for the period from March 31, 2006, through December 31, 2006, was 8%. This rate was developed after reviewing both a capital asset pricing model using historical data and a forecasted earnings model. An expected return analysis is performed which incorporates the current portfolio allocation, historical asset-class returns and an assessment of expected future performance using asset-class risk factors.

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

Unrecognized Gains (Losses) and Prior Service Cost. Net periodic cost for the period March 31 through December 31, 2006, and future periods will include amortization of unrecognized items assumed at the time the company established the plans. According to the March 30, 2006, actuarial valuation, unrecognized prior service cost totaled $11.2 million and unrecognized actuarial loss was $94 million. The component of the 2006 net periodic cost related to amortization of unrecognized items for our newly established U.S. retirement plans is estimated to be approximately $2.8 million.

The following table shows the impact of changes in the primary assumptions used in actuarial calculations associated with our pension and other postretirement benefits. The net periodic cost (benefit) amounts reflect the impact on net periodic cost (benefit) for the nine-month period ending December 31, 2006, following the establishment of our benefit plans. The projected benefit obligation (“PBO”) amounts reflect the impact on the projected benefit obligation as of March 30, 2006.

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
_____________
(1)
The sensitivity analysis reflects only the impact of assumption changes on our U.S. qualified retirement plan. While Tronox sponsors other retirement plans for its U.S. employees, the PBO for the U.S. qualified retirement plan at March 31, 2006, represented 98% of the total PBO for all U.S. retirement plans.

(2)
If the actual return on plan assets was one percent lower than the expected return, our expected cash contributions to our pension and other postretirement benefit plans would not significantly change.

New/Revised Accounting Standards

Deferred Stripping Costs. On January 1, 2006, the company adopted Emerging Issues Task Force ("EITF") Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry" in relation to the mining activities conducted by the company and its partner under our joint venture arrangement in Australia. EITF Issue No. 04-6 addresses the accounting for stripping costs incurred during the production phase of a mine and requires treatment of these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance allows application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The results for prior periods have not been restated. The cumulative effect adjustment reduced opening retained earnings by $1.4 million (net of taxes) and eliminated the $2.2 million net deferred stripping asset from the balance sheet. Adoption of EITF Issue No. 04-6 did not have a material impact on the company’s cash position, net cash from operations, income from continuing operations or net income for the three-month and nine-month periods ended September 30, 2006.

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

Benefit Plans. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS No. 158”). FAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to, among other things, recognize the funded status (the difference between the benefit obligation and the fair value of plan assets) in its balance sheet and recognize as a component of other comprehensive income, net of tax, previously unrecognized gains or losses and prior service costs or credits. As a result, some new disclosures will be required and some of the previous disclosures will no longer be required. FAS No. 158 is effective no later than the end of the company’s fiscal year ended December 31, 2006. Based on preliminary estimates received from the company’s actuary, it is estimated that the company will recognize a reduction of approximately $120 million ($80 million after tax) in stockholders’ equity, which represents currently unrecognized net actuarial losses and prior service costs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including credit risk, from fluctuations in foreign currency exchange rates and natural gas prices. To reduce the impact of these risks on earnings and to increase the predictability of cash flows, from time to time, we enter into derivative contracts, primarily forward contracts to buy and sell foreign currencies. We also enter into financial derivative instruments that generally fix the commodity prices to be paid for a portion of our forecasted natural gas purchases. These contracts have been designated and qualified as cash flow hedges. The following table presents the forecasted percentage hedged and the weighted average price per MMBtu for contracts outstanding at September 30, 2006, to purchase natural gas for our U.S. operations.

	U.S. Natural gas purchases
	% hedged	Average Contract Price $/MMBtu
Q4, 2006	81%	$8.32
Q1, 2007	44%	$9.40
Q2, 2007	22%	$8.46

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) and required to be included in the company’s periodic SEC filings.

      The company consolidated its financial applications used for revenue and finished goods inventory into a common worldwide system, including certain of its significant processes during the period covered by this report. The consolidation included copying existing data from the financial applications previously used by our European operations to the financial applications used by our U.S. and Asia/Pacific operations. The company relies upon these financial applications as part of its system of internal control over financial reporting. General controls were in place during this transition to ensure integrity of the hardware, software and data. Tests were performed to substantiate data integrity, application performance, financial reports and effectiveness of the processes. The company has continually performed its internal controls over financial reporting. As a result, management believes the change did not materially affect the company’s internal control over financial reporting.

     There were no other changes in the company’s internal control over financial reporting that occurred during the third quarter of 2006 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

New Jersey Wood-Treatment Site

Tronox LLC was named in 1999 as a PRP under CERCLA at a former wood-treatment site in New Jersey at which the EPA is conducting a cleanup. On April 15, 2005, Tronox LLC received a letter from the EPA asserting it is liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by the EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest, though the EPA has informed Tronox LLC that as of May 31, 2006, project costs are approximately $226 million, plus other future costs and interest. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor in the 1960s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed any liabilities for the site. In addition, although it appears there may be other PRPs to whom notice has been given, the company does not know whether the other PRPs have any valid defenses to liability for the site or whether the other PRPs have the financial resources necessary to meet their obligations, if proven. Tronox LLC and EPA have submitted the matter to nonbinding mediation that could lead to a settlement or resolution of EPA’s demand. In the event the mediation process does not lead to an acceptable solution, Tronox LLC intends to vigorously defend against the EPA’s demand.

Forest Products

Between December 31, 2002, and May 2, 2005, approximately 250 lawsuits (filed on behalf of approximately 5,100 claimants) were filed against Tronox LLC in connection with the former wood-treatment plant in Columbus, Mississippi. Substantially all of these lawsuits are pending in the U.S. District Court for the Northern District of Mississippi and have been consolidated for pretrial and discovery purposes. In December 2005, Tronox LLC entered into settlement agreements to resolve up to 879 of the Columbus claims. In June 2006, over 400 plaintiffs were involuntarily dismissed. In addition, a suit filed by the Maranatha Faith Center against Tronox LLC and Tronox Worldwide LLC on February 18, 2000, relates to the former wood-treatment plant in Columbus and is pending in the Circuit Court of Lowndes County, Mississippi. Between September 9, 2004, and February 23, 2005, three lawsuits (filed on behalf of 64 claimants) were filed against Tronox LLC in connection with a former wood-treatment plant located in Texarkana, Texas. Two of the Texarkana lawsuits that were filed in Oklahoma (on behalf of 30 claimants) have been dismissed on jurisdictional grounds. However, in December 2005, five plaintiffs (two of whom were in the dismissed Oklahoma case) filed a new lawsuit in a Texas federal court, and in July 2006, five plaintiffs (three of whom were in the dismissed Oklahoma cases) filed a new suit in Texas. Between January 3, 2005, and July 26, 2005, 35 lawsuits (filed on behalf of approximately 4,600 claimants) were filed against Tronox LLC and Tronox Worldwide LLC in connection with the former wood-treatment plant in Avoca, Pennsylvania. All of these lawsuits seek recovery under a variety of common law and statutory legal theories for personal injuries and/or property damages allegedly caused by exposure to and/or release of creosote, a chemical used in the wood-treatment process. The company currently believes that the unresolved claims relating to the Columbus, Texarkana and Avoca plants are without substantial merit and is vigorously defending against them.

For a discussion of other legal proceedings and contingencies, including proceedings related to our environmental liabilities, see Note 15 to the Condensed Consolidated and Combined Financial Statements included in Item 1 of this quarterly report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2006.

TRONOX INCORPORATED

By:	/s/ Thomas W. Adams
Name: Thomas W. Adams
Title: Chief Executive Officer

By:	/s/ Mary Mikkelson
Name: Mary Mikkelson
Title: Senior Vice President and Chief
Financial Officer (Principal Financial
and Accounting Officer)