Form 10-K
period 2006-12-31
TRONOX INC
filed 2007-03-16
CIK 1328910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission file number 1-32669

TRONOX INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2868245
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

One Leadership Square, Suite 300
211 N. Robinson Ave, Oklahoma City, Oklahoma 73102
(Address of principal executive offices)

Registrant’s telephone number, including area code: (405) 775-5000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, $0.01 par value	New York Stock Exchange
Class B Common Stock, $0.01 par value	New York Stock Exchange

No Securities are Registered Pursuant to Section 12(g) of the Act.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer” in Rule 12b-2 under the Exchange Act). (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market values of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant, computed by reference to the prices at which the classes of common stock were last sold on the New York Stock Exchange on June 30, 2006, were $238.3 million and $301.5 million, respectively.

As of February 28, 2007, 18,539,014 shares of the company’s Class A common stock and 22,889,431 shares of the company’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the year end with respect to its Annual Meeting of Shareholders to be held on May 8, 2007.

Tronox Incorporated

Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report regarding Tronox Incorporated’s or management’s intentions, beliefs or expectations, or that otherwise speak to future events, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include those statements preceded by, followed by or that otherwise include the words “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “budget,” “goal,” “plans,” “objective,” “outlook,” “should,” or similar words. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the market value of Tronox Incorporated’s products, demand for consumer products for which Tronox Incorporated’s businesses supply raw materials, the financial resources of competitors, changes in laws and regulations, the ability to respond to challenges in international markets, including changes in currency exchange rates, political or economic conditions in areas where Tronox Incorporated operates, trade and regulatory matters, general economic conditions, and other factors and risks identified in Tronox Incorporated’s U.S. Securities and Exchange Commission filings. Actual results and developments may differ materially from those expressed or implied in this annual report on Form 10-K. Tronox Incorporated does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. Investors are urged to consider closely the disclosures and risk factors in this annual report on Form 10-K.

TRONOX INCORPORATED

PART I

Item 1.	Business

Tronox Incorporated, a Delaware corporation, (NYSE: TRX, TRX.B) is one of the leading global producers and marketers of titanium dioxide pigment (“TiO2”). Tronox became a publicly traded company in November 2005 after more than 40 years of operating in the chemical industry. The terms “Tronox,” “the company,” “we,” “our” and similar terms are used interchangeably in this annual report to refer to Tronox Incorporated and its consolidated subsidiaries or to one or more of the companies that are part of the consolidated group. We are primarily engaged in the global production and marketing of TiO2, a white pigment used in a wide range of products.

We market TiO2 under the brand name TRONOX®, and our pigment segment represented approximately 93% of our net sales in 2006. We are the world’s third-largest producer and marketer of TiO2 based on reported industry capacity by the leading TiO2 producers, and we had an estimated 12% market share of the $10 billion global market in 2006 based on reported industry sales. Our world-class, high-performance pigment products are critical components of everyday consumer applications, such as coatings, plastics and paper, as well as specialty products, such as inks, foods and cosmetics. In addition to TiO2, we produce electrolytic manganese dioxide, sodium chlorate, boron-based and other specialty chemicals. In 2006, we had net sales of $1.4 billion and a net loss of $0.2 million. Based on the country of production, the geographic distribution of our net sales was as follows during the last three years:

	2006	2005	2004
	(Millions of dollars)

United States	$751.4	$755.9	$716.8
International	660.2	608.1	585.0

	$1,411.6	$1,364.0	$1,301.8

We have maintained strong relationships with our customers since our current chemical operations began in 1964. We focus on providing our customers with world-class products, end-use market expertise and strong technical service and support. With more than 2,100 employees worldwide, strategically located manufacturing facilities and direct sales and technical service organizations in the United States, Europe and the Asia-Pacific region, we are able to serve our diverse base of approximately 1,100 customers in approximately 100 countries.

Globally, including all of the production capacity of the facility operated under our Tiwest Joint Venture (see “The Tiwest Joint Venture” in Item 2), we have 535,000 and 107,000 tonnes of aggregate annual chloride and sulfate TiO2 production capacity, respectively. We hold more than 200 patents worldwide, as well as other intellectual property. We have a highly skilled and technologically sophisticated work force.

In February 2007, we announced a global TiO2 production strategy that focuses on capturing opportunities presented by our chloride technology expertise, strong customer base and the rapid growth of the Asia-Pacific market. Consistent with this strategy, we have made the following recent announcements:

•	We, along with our 50% joint venture partner, a subsidiary of Exxaro Resources Limited, announced plans to increase annual production capacity at the Tiwest TiO2 plant in Kwinana, Western Australia.

•	Increased capacity at the Botlek, the Netherlands, chloride process TiO2 plant has been demonstrated through low-cost process improvements, improved uptime and debottlenecking.

•	We will explore opportunities to optimize the value of our sulfate TiO2 process plant located in Uerdingen, Germany, including a possible divestiture of the facility.

Engineering studies have commenced at the Western Australia plant, and the regulatory approval process is currently under way. This expansion is expected to increase the plant’s annual capacity by 40,000 to 50,000 tonnes (or approximately 40%). We anticipate that the expansion will cost approximately $35 million to $45 million (to be shared proportionately between us and our partner) and will be completed in 2009. The Botlek, the Netherlands, plant has demonstrated the ability to consistently run at rates of up to 90,000 tonnes, an increase above the previously stated 72,000 tonne capacity. The Uerdingen, Germany, plant is our only sulfate process TiO2 plant and produces a very high-quality pigment demanded by many specialty markets, with a current capacity of 107,000 tonnes.

In the past, we have operated or held businesses or properties, or currently hold properties, that do not relate to the current chemical business, including businesses involving the treatment of forest products, the production of ammonium perchlorate, the refining and marketing of petroleum products, offshore contract drilling, coal mining and the mining, milling and processing of nuclear materials.

Company Background

Tronox Incorporated, a Delaware corporation, was formed on May 17, 2005, in preparation for the contribution and transfer by Kerr-McGee Corporation (“Kerr-McGee”), of certain entities including those comprising substantially all of its chemical business (the “Contribution”). The Contribution was completed in November 2005 along with our recapitalization, whereby our common stock held by Kerr-McGee converted into approximately 22.9 million shares of Class B common stock. An initial public offering (“IPO”) of our Class A common stock was subsequently completed on November 28, 2005. Prior to the IPO, we were a wholly-owned subsidiary of Kerr-McGee. Pursuant to the IPO registration statement on Form S-1, we sold approximately 17.5 million shares of our Class A common stock at a price of $14.00 per share. Pursuant to the terms of the Master Separation Agreement dated November 28, 2005, among Kerr-McGee, Kerr-McGee Worldwide Corporation and us (the “MSA”), the net proceeds from the IPO of approximately $224.7 million were distributed to Kerr-McGee.

Concurrent with the IPO, we, through our wholly-owned subsidiaries, issued $350.0 million in aggregate principal amount of 9.5% senior unsecured notes due 2012 and borrowed $200.0 million under a six-year senior secured credit facility. Pursuant to the terms of the MSA, we distributed the net proceeds from the borrowings of approximately $537.1 million to Kerr-McGee.

Following the IPO, approximately 43.3% of our total outstanding common stock was held by the general public and 56.7% was held by Kerr-McGee. The holders of Class A common stock and Class B common stock have identical rights, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to six votes per share on all matters to be voted on by stockholders. On March 30, 2006, Kerr-McGee distributed all of our Class B common stock as dividends to its shareholders (the “Distribution”), resulting in Kerr-McGee having no ownership or voting interest in Tronox.

Competitive Strengths

We benefit from a number of competitive strengths, including the following:

Leading Market Positions

We are the world’s third-largest producer and marketer of TiO2 products based on reported industry capacity by the leading TiO2 producers and the world’s second-largest producer and supplier of TiO2 manufactured via proprietary chloride technology, which we believe is preferred for many of the largest end-use applications. We estimate that we have a 14% share of the $5.5 billion global market for the use of TiO2 in coatings, which industry sources consider the largest end-use market. We believe our leading market positions provide us with a competitive advantage in retaining existing customers and obtaining new business.

Global Presence

We are one of the few TiO2 manufacturers with global operations. We have production facilities and a sales and marketing presence in the Americas, Europe and the Asia-Pacific region. In 2006, sales into the Americas accounted for approximately 46% of our total TiO2 net sales, followed by approximately 30% into Europe and approximately 24% into the Asia-Pacific region. Our global presence enables us to provide customers in approximately 100 countries with a reliable source of multiple grades of TiO2. The diversity of the geographic markets we serve also mitigates our exposure to regional economic downturns.

Well-Established Relationships with a Diverse Customer Base

We sell our products to a diverse portfolio of customers with whom we have well-established relationships. Our customer base consists of approximately 1,100 customers in approximately 100 countries and includes market leaders in each of the major end-use markets for TiO2. We have supplied each of our top ten customers with TiO2 for more than ten years. We work closely with our customers to optimize their formulations, thereby enhancing the use of TiO2 in their production processes. This has enabled us to develop and maintain strong relationships with our customers, resulting in a high customer retention rate.

Innovative, High-Performance Products

We offer innovative, high-performance products for nearly every major TiO2 end-use application, including seven grades of TiO2 for specialty applications such as inks, catalysts and electro-ceramics. We are dedicated to continually developing our TiO2 products to better serve our customers and responding to the increasingly stringent demands of their end-use markets. We have new and improved products for nearly every major application, and these grades are in various stages of development and preliminary plant trials.

Proprietary Production Technology

We are one of a limited number of producers in the TiO2 industry to hold the rights to a proprietary chloride process for the production of TiO2. Approximately 83% of our gross production capacity uses this process technology, which is the subject of numerous patents worldwide and is utilized by our highly skilled and technologically sophisticated work force. TiO2 produced using chloride process technology is preferred for many of the largest end-use applications. The chloride production process generates less waste, uses less energy and is less labor intensive than the sulfate process. The complexity of developing and operating the chloride process technology makes it difficult for others to enter and successfully compete in the chloride process TiO2 industry.

Experienced Management Team

Our management team has an average of 24 years of business experience. The diversity of their business experience provides a broad array of skills that contributes to the successful execution of our business strategy. Our operations team and plant managers, who have an average of 22 years of manufacturing experience, participate in the development and execution of strategies that have resulted in production volume growth, production efficiency improvements and cost reductions. The experience, stability and leadership of our sales organization have been instrumental in growing sales, developing and maintaining customer relationships and increasing our market share.

Business Strategy

We use specific and individualized operating measures throughout our organization to track and evaluate key metrics. This approach serves as a scorecard to ensure alignment with, and accountability for, the execution of our strategy, which includes the following components:

Strong Customer Focus

We target our key markets with innovative, high-performance products that provide enhanced value to our customers at competitive prices. A key component of our business strategy is to continually enhance our product portfolio with high-quality, market-driven product development. We design our TiO2 products to satisfy our customers’ specific requirements for their end-use applications and align our business to respond quickly and efficiently to changes in market demands. New and enhanced grades for coatings, plastic and specialty applications are being developed for introduction in 2007 and 2008.

Technological Innovation

We employ customer and end-use market feedback, technological expertise and fundamental research to create next-generation products and processes. Our technology development efforts include building value-added properties into our TiO2 to enhance its performance in our customers’ end-use applications. Our research and development teams support our future business strategies, and we manage those teams using disciplined project management tools and a team approach to technological development.

Cornerstone Performance Improvement Program

In mid-2006, we implemented Project Cornerstone in an effort to achieve top quartile financial performance. Formal teams and a structured project approach were utilized during the year to execute agreed upon work plans and timelines over a five-year period. The program is designed to achieve targeted levels of performance in a number of key operational and financial areas such as:

•	Operations/supply chain cost reductions;

•	Selling, general and administrative cost reductions;

•	Accounts receivable reduction in number of days outstanding;

•	Total inventory reductions;

•	Land sales programs to monetize stranded assets; and

•	Capital expenditure reductions for ongoing requirements.

Operational Excellence

In 2006, we continued to improve in the areas of energy efficiency and operating efficiencies. We also continued to use a broad spectrum of TiO2 ores, while maintaining the TiO2 yield through more tightly controlled plant operations. In addition, increased plant uptime contributed to record production in 2006. This increased production capability coupled with additional organic growth opportunities positions us to meet near term market growth.

Maximize Asset Efficiency

We optimize our production plan through strategic use of our global facilities to save on both transportation and warehousing costs. Our production process is designed with multiple production lines. As a result, we can remedy issues with an individual line without shutting down other lines and idling an entire facility. We also actively manage production capability across all facilities. For instance, if one plant’s finishing lines are already at full capacity, that plant’s unfinished TiO2 can be transferred to another plant for finishing.

Supply Chain Optimization

We improve our supply chain efficiency by focusing on reducing both operating costs and working capital needs. Our supply chain efforts to lower operating costs consist of reducing procurement spending, lowering transportation and warehouse costs and optimizing production scheduling. We actively manage our working capital by increasing inventory turnover and reducing finished goods and raw materials inventory without affecting our ability to deliver TiO2 to our customers.

Organizational Alignment

Aligning the efforts of our employees with our business strategies is critical to our success. To achieve that alignment, we evaluate the performance of our employees using a balanced scorecard approach. We also invest in training initiatives that link our employees’ activities directly to our business strategies. For instance, we continue to utilize training from the well-regarded supply chain management training program at Michigan State University’s Broad Executive School of Management along with Six Sigma methodology training to support our operational excellence and asset efficiency strategic objectives.

Industry Background

We are one of the leading global producers and marketers of TiO2. We also produce a variety of electrolytic and other specialty chemical products.

Titanium Dioxide

Titanium dioxide, or TiO2, is a white pigment used in a wide range of products for its exceptional ability to impart whiteness, brightness and opacity. TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, food and cosmetics. TiO2 is widely considered to be superior to alternative white pigments in large part due to its hiding power, which is the ability to cover or mask other materials effectively and efficiently. For example, TiO2’s hiding power helps prevent show-through on printed paper materials (making the materials easier to read) and a high concentration of TiO2 within paints reduces the number of coats needed to cover a surface effectively. TiO2 is designed, marketed and sold based on specific end-use applications.

The global TiO2 market is characterized by a small number of large global producers. In addition to our company, there are four other major producers: E.I. du Pont de Nemours and Company, Millennium Chemicals Inc., Huntsman Corporation and Kronos Worldwide, Inc. These five major producers accounted for approximately 65% of the global market in 2006, according to reports by these producers.

Based on reported industry sales by the leading TiO2 producers, we estimate that global sales of TiO2 in 2006 exceeded 4.9 million tonnes, generating approximately $10 billion in industry-wide revenues. Because TiO2 is a “quality of life” product, its consumption growth is closely tied to a given region’s economic health and correlates over time to the growth in its average gross domestic product (“GDP”). According to industry estimates, TiO2 consumption has been growing at a compounded annual growth rate of approximately 2.8% over the past decade.

Although there are other white pigments on the market, we believe that TiO2 has no effective substitute because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner. In an effort to optimize TiO2’s cost-to-performance ratio in certain applications, some customers also use pigment “extenders,” such as synthetic pigments, kaolin clays and calcium carbonate. We estimate that the impact on our total sales from the use of such extenders is minimal.

Titanium Dioxide Outlook

The world economy has experienced a prolonged period of GDP growth over the past several years and throughout 2006. In Europe, we observed some of the strongest growth since 2000, with Germany being a strong contributor and continued growth in China and India. The overall trend is expected to end in 2007 as the world economic growth decelerates. Due to the slowdown in the housing sector and its effects, the United States (“U.S.”) economy is expected to remain soft for the first half of 2007 but may begin to turn around in the second half of 2007. While growth in China, Europe and Japan are expected to remain close to last year, the growth in these areas is not expected to totally compensate for a weak U.S. on the global economy. Outlook for emerging economies remains positive overall, but some moderation in growth is also expected.

Following the moderation in growth in 2007, the long-term outlook for TiO2 remains positive with increasing demands in the rapidly growing Asia-Pacific region, which is projected to be the world’s largest pigment consuming region by 2010. This coupled with the fact that new plant construction projects are not expected to be completed until at least 2010 should contribute to strong long-term demand.

Manufacturing Titanium Dioxide

Production Process.  TiO2 is produced using a combination of processes involving the manufacture of base pigment particles followed by surface treatment, drying and milling (collectively known as finishing). There are two commercial production processes in use: the chloride process and the sulfate process. The chloride process is a newer technology and has several advantages over the sulfate process: it generates less waste, uses less energy, is less labor intensive and permits the direct recycle of a major process chemical, chlorine, back into the production process. In addition, as described below under “Types of Titanium Dioxide,” TiO2 produced using the chloride process is preferred for many of the largest end-use applications. As a result, the chloride process currently accounts for substantially all of the TiO2 production capacity in North America and approximately 55% of worldwide capacity. Since the late 1980s, the vast majority of TiO2 production capacity that has been built uses the chloride process.

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

Types of Titanium Dioxide.  Commercial production of TiO2 results in one of two different crystal forms, either rutile or anatase. Rutile TiO2 is preferred over anatase TiO2 for many of the largest end-use applications, such as coatings and plastics, because its higher refractive index imparts better hiding power at lower quantities than the anatase crystal form. Although rutile TiO2 can be produced using either the chloride process or the sulfate process, customers often prefer rutile produced using the chloride process because it typically has a bluer undertone and greater durability.

Anatase TiO2 can only be produced using the sulfate process and has applications in paper, rubber, fibers, ceramics, food and cosmetics. It is not recommended for outdoor applications because it is less durable than rutile TiO2.

Raw Materials.  The primary raw materials that we use to produce TiO2 are various types of titanium-bearing ores, including ilmenite, natural rutile, synthetic rutile, titanium-bearing slag and leucoxene. We generally purchase ores under multi-year agreements from a variety of suppliers in Australia, Canada, India, Norway, South Africa, Ukraine and the U.S. We purchase approximately 40% of the titanium-bearing ores we require from two suppliers under long-term supply contracts that expire in 2007 through 2010. Approximately 78% of the synthetic and natural rutile used by our facilities is obtained from the operations under the Tiwest joint venture arrangement. See “The Tiwest Joint Venture” in Item 2. We do not anticipate difficulties obtaining long-term extensions to our existing supply contracts prior to their expiration. Other significant raw materials include chlorine and petroleum coke for the chloride process, which we obtain from many suppliers worldwide, and sulfuric acid for the sulfate process, which we produce ourselves.

Electrolytic and Other Chemical Products

Battery Materials

The battery industry uses electrolytic manganese dioxide (“EMD”) as the active cathode material for primary (non-rechargeable) batteries and lithium manganese oxide and lithium vanadium oxide in rechargeable lithium batteries. Battery applications account for nearly all of the consumption of these chemicals.

The primary battery market is composed of alkaline and zinc carbon battery technologies to address the various power delivery requirements of a multitude of consumer battery-powered devices. Approximately 81% of market demand in the U.S. is for alkaline batteries, which are higher performing and more costly than batteries using the older zinc carbon technology. We are a key supplier of EMD for the alkaline battery market.

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

The primary raw material that we use to produce battery materials is manganese ore, which is purchased under multi-year agreements and spot contracts.

Sodium Chlorate

The pulp and paper industry accounts for more than 95% of the market demand for sodium chlorate, which uses it to bleach pulp. Although there are other methods for bleaching pulp, the chlorine dioxide process is preferred for environmental reasons. Approximately 62% of North American sodium chlorate production capacity is located in Canada due to the availability of lower cost hydroelectric power, which reduces manufacturing costs and ultimately, product prices. However, we believe that the proximity of domestic sodium chlorate producers to the major domestic pulp and paper producers helps offset the lower-cost power advantage enjoyed by Canadian sodium chlorate producers, through lower transportation costs.

The primary raw material that we use to produce sodium chlorate is sodium chloride, which we purchase under multi-year agreements and spot contracts.

Boron

We produce two types of boron specialty chemicals: boron trichloride and elemental boron. Boron trichloride is a specialty chemical that is used in many products, including pharmaceuticals, semiconductors, high-performance fibers, specialty ceramics and epoxies. Elemental boron is a specialty chemical that is used in igniter formulations for the defense, pyrotechnic and automotive air bag industries.

End-Use Markets and Applications

Titanium Dioxide

The major end-use markets for TiO2 products, which we sell in the Americas, Europe and the Asia-Pacific region, are coatings, plastics and paper and specialty products. The tables below summarize our approximate 2006 net sales by geography and our approximate 2006 sales volume by end-use market:

2006 Net Sales by Geography		2006 Sales Volume by End-Use Market

Americas	46%	Coatings	66%
Europe	30%	Plastics	23%
Asia-Pacific	24%	Paper and Specialty	11%

Coatings End-Use Market.  The coatings end-use market represents the largest end-use market for TiO2 products and accounts for approximately 60% of overall industry demand, based on reported industry sales volumes, and 66% of our 2006 sales volume. Customers in the coatings end-use market demand exceptionally high quality standards for TiO2, especially with regard to opacity, durability, tinting strength and brightness. We recognize four sub-markets within the coatings end-use market based on application, each of which requires different TiO2 formulations. The table below summarizes the sub-markets within coatings, as well as their applications and primary growth factors:

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

Plastics End-Use Market.  The plastics end-use market accounts for approximately 24% of overall industry demand for TiO2, based on reported industry sales volumes, and 23% of our 2006 sales volume. Plastics producers focus on TiO2’s opacity, durability, color stability and thermal stability. We recognize four sub-markets within the plastics market based on application, each of which requires different TiO2 formulations. The table below summarizes the sub-markets within plastics, as well as their applications and primary growth factors:

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

Paper and Specialty End-Use Market.  The paper and specialty end-use market accounts for approximately 16% of overall industry demand for TiO2, based on reported industry sales volumes, and 11% of our 2006 sales volume. We recognize four sub-markets within paper and specialty end-use market based on application, each of which requires different TiO2 formulations. The table below summarizes the sub-markets within paper and specialty, as well as their applications and primary growth factors:

Sub-Market	Applications	Growth Factors

Paper and paper laminate	Filled paper, coated paper for print media, coated board for beverage container packaging, wallboard, flooring, cabinets and furniture	Consumer non-durable goods spending and construction and renovation markets
Inks and rubber	Packaging, beverage cans, container printing and rubber flooring	Consumer non-durable goods spending
Food and pharmaceuticals	Creams, sauces, capsules, sunscreen, and face and body care products	Consumer non-durable goods spending
Catalysts and electroceramics	Anti-pollution equipment (catalysts) for automobiles and power-generators and production of capacitors and resistors	Environmental regulations and electronics

Electrolytic and Other Chemical Products

Our other product lines include chemicals for battery materials, sodium chlorate for pulp bleaching and boron-based specialty chemicals. The sub-markets for those products, together with their applications and growth factors, are as follows:

Product	Sub-Market	Applications	Growth Factors

Battery materials	Non-rechargeable battery materials	Alkaline and zinc carbon battery markets	Consumer non-durable goods spending
Battery materials	Rechargeable battery materials	Rechargeable lithium batteries	Consumer non-durable goods spending
Sodium Chlorate	Pulp and paper industry	Pulp bleaching	Consumer non-durable goods spending
Boron Trichloride	Specialty chemical	Pharmaceuticals, semiconductors, high-performance fibers, specialty ceramics and epoxies	Consumer non-durable goods spending
Elemental Boron	Defense, pyrotechnic and air bag industries	Igniter formulations	Consumer non-durable goods spending

Sales and Marketing

We supply TiO2 to a diverse customer base that includes market leaders in each of the major end-use markets for TiO2. In 2006, our ten largest customers represented approximately 36% of our total sales volume and no single customer accounted for more than 10% of our total sales volume.

In addition to price and product quality, we compete on the basis of technical support and customer service. Our direct sales and technical service organizations carry out our sales strategy and work together to provide quality customer service. Our direct sales staff is trained in all of our products and applications. Because of the technical requirements of TiO2 applications, our technical service organization and direct sales offices are supported by a regional customer service staff located in each of our major geographic markets.

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

Competitive Conditions

Titanium Dioxide

The global market in which our TiO2 business operates is highly competitive. Worldwide, we believe that we and the four other major producers are the only companies that use proprietary chloride process technology for production of TiO2. We estimate that, based on gross sales volumes, these companies accounted for approximately 65% of the global market share in 2006. We believe that cost efficiency and product quality, as well as technical and customer service, are key competitive factors for TiO2 producers.

TiO2 produced using chloride process technology is preferred for many of the largest TiO2 end-use applications; however, TiO2 produced using sulfate process technology is preferred for certain specialty applications. The following table summarizes the estimated market share and production process mix for the five leading TiO2 producers for fiscal year 2006:

		2006 Production Process Mix
2006 Global Market Share		Chloride	Sulfate

DuPont	20%	100%	—
Millennium	13%	77%	23%
Tronox	12%	83%	17%
Kronos	10%	72%	28%
Huntsman	10%	31%	69%
Others	35%	13%	87%

As of December 31, 2006, including the total production capacity of our Tiwest Joint Venture (see “The Tiwest Joint Venture” in Item 2), we had global production capacity of 642,000 tonnes per year and an approximate 12% global market share. In addition to the major competitors discussed above, we compete with numerous smaller, regional producers, as well as producers in China that have expanded their sulfate production capacity during the previous five years.

Electrolytic and Other Chemical Products

Electrolytic Manganese Dioxide.  The U.S. market accounts for approximately one-third of global demand for EMD, and is based on alkaline grade EMD. We are a key supplier to this market and have an estimated 8% share of total global capacity. Other significant producers and their estimated global capacity shares include Erachem (7%) in the U.S., as well as international producers Delta (17%), Tosoh (15%), Xiangtan (11%) and Mitsui (7%). The remainder of global capacity is represented by various Chinese producers.

Sodium Chlorate.  We have an estimated 8% share of North American sodium chlorate capacity. Our significant competitors and their estimated share of North American capacity are ERCO (27%), Eka Chemicals (27%), Canexus (19%) and Kemira-Finnish Chemicals (11%).

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

We have approximately 90 scientists, chemists, engineers and skilled technicians to provide the technology (products and processes) for our business. Our product development personnel have a high level of expertise in the plastics industry and polymer additives, the coatings industry and formulations, surface chemistry, material science, analytical chemistry and particle physics. Among the process technology development group’s highly developed skills are computational fluid dynamics, process modeling, particle growth physics, extractive metallurgy, corrosion engineering and thermodynamics. The majority of scientists supporting our research and development efforts are located in Oklahoma City, Oklahoma. Our expenditures for research and development were approximately $9.4 million in 2006, $8.4 million in 2005 and $6.3 million in 2004.

New process developments are focused on increased through-put, control of particle physical properties and general processing equipment-related issues. Ongoing development of process technology contributes to cost reduction, enhanced production flexibility, increased capacity and improved consistency of product quality.

In 2006, we commercialized two new pigment grades for architectural paints and specialty applications and continue to work closely with customers for market implementation. Additionally, several existing products were enhanced either in performance, manufacturing capability or cost reduction. New products for coatings, plastic, paper laminate and specialty applications are in the pipeline for introduction in 2007 and 2008.

Patents and Other Intellectual Property

Patents held for our products and production processes are important to our long-term success. We seek patent protection for our technology where competitive advantage may be obtained by patenting, and file for broad geographic protection given the global nature of our business. Our proprietary TiO2 technology is the subject of numerous patents worldwide, the substantial majority of which relate to our chloride products and production technology.

We also rely upon and have taken steps to secure our unpatented proprietary technology, know-how and other trade secrets. Our proprietary chloride production technology is an important part of our overall technology position. We are committed to pursuing technological innovations in order to maintain our competitive position.

Employees

We have approximately 2,130 employees, with approximately 1,230 in the U.S., 860 in Europe, 30 in Australia and 10 in other international locations. Approximately 16% of our employees in the United States are represented by collective bargaining agreements, and approximately 99% of our employees in Europe are represented by works’ councils. We consider relations with our employees to be good.

Government Regulations and Environmental Matters

General

We are subject to extensive regulation by federal, state, local and foreign governments. Governmental authorities regulate the generation and treatment of waste and air emissions at our operations and facilities. At many of our operations, we also comply with worldwide, voluntary standards such as International Organization for Standardization (“ISO”) 9002 for quality management and ISO 14001 for environmental management. ISO 9000 and 14000 are standards developed by the ISO, a nongovernmental organization that promotes the development of standards and serves as a bridging organization for quality and environmental standards.

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

The table below presents environmental related expenditures we incurred for the year ended December 31, 2006, and projections of expenditures for the next two years. While it is difficult to estimate the total direct and indirect costs of government environmental regulations, the table below includes our current estimate of expenditures for 2007 and 2008.

	Year Ending December 31,
		Estimated	Estimated
	2006	2007	2008
	(Millions of dollars)

Cash expenditures of environmental reserves(1)	$56.2	$95.4	$48.6
Recurring operating expenses	45.8	45.7	46.5
Capital expenditures	21.0	19.8	9.0

(1)	The estimate for 2007 includes $35.0 million related to the Manville, New Jersey, site discussed in “Environmental Matters” included in Item 7 of this annual report on Form 10-K.

Recurring operating expenses are expenditures related to the maintenance and operation of environmental equipment such as incinerators, waste treatment systems and pollution control equipment, as well as the cost of materials, energy and outside services needed to neutralize, process, handle and dispose of current waste streams at our operating facilities. These operating and capital expenditures are necessary to ensure that ongoing operations are handled in an environmentally safe and effective manner.

We are party to a number of legal and administrative proceedings involving environmental matters or other matters pending in various courts or agencies. These include proceedings associated with businesses and facilities currently or previously owned, operated or used by our affiliates or their predecessors, and include claims for personal injuries, property damages, breach of contract, injury to the environment, including natural resource damages, and non-compliance with, or lack of properly updated or renewed, permits. Our current and former operations also involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations obligate us to clean up various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances or other materials have been contained, disposed of and/or released. Some of these sites have been designated Superfund sites by the U.S. Environmental Protection Agency (“EPA”) pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and are listed on the National Priority List.

We provide for costs related to environmental contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for us to reliably estimate the amount and timing of all future expenditures related to environmental matters because, among other reasons:

•	Some sites are in the early stages of investigation, and other sites may be identified in the future.

•	Remediation activities vary significantly in duration, scope and cost from site to site depending on the mix of unique site characteristics, applicable technologies and regulatory agencies involved.

•	Remediation requirements are difficult to predict at sites where investigations have not been completed or final decisions have not been made regarding remediation requirements, technologies or other factors that bear on remediation costs.

•	Environmental laws frequently impose joint and several liability on all potentially responsible parties, and it can be difficult to determine the number and financial condition and possible defenses of other potentially responsible parties and their respective shares of responsibility for remediation costs.

•	Environmental laws and regulations, as well as enforcement policies and clean-up levels, are continually changing, and the outcome of court proceedings, alternative dispute resolution proceedings (including mediation) and discussions with regulatory agencies are inherently uncertain.

•	Unanticipated construction problems and weather conditions can hinder the completion of environmental remediation.

•	Some legal matters are in the early stages of investigation or proceeding or their outcomes otherwise may be difficult to predict, and other legal matters may be identified in the future.

•	The inability to implement a planned engineering design or use planned technologies and excavation or extraction methods may require revisions to the design of remediation measures, which can delay remediation and increase its costs.

•	The identification of additional areas or volumes of contamination and changes in costs of labor, equipment and technology generate corresponding changes in environmental remediation costs.

We believe that we have reserved adequately for the reasonably estimable costs of known contingencies. However, additions to the reserves may be required as additional information is obtained that enables us to better estimate our liabilities, including any liabilities at sites now under review. We cannot reliably estimate the amount of future additions to the reserves at this time. Additionally, there may be other sites where we have potential liability for environmental-related matters for which we do not have sufficient information to determine that the liability is probable and/or reasonably estimable. We have not established reserves for such sites.

For additional discussion of environmental matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

Availability of Reports and Governance Documents

We make available at no cost on our website, www.tronox.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we file or furnish such reports to the SEC. Interested parties should refer to the Investor Relations link on our website. In addition, our Code of Business Conduct and Ethics, Code of Ethics for The Chief Executive Officer and Principal Financial Officers and Corporate Governance Guidelines, all of which were adopted by our Board of Directors, can be found on our website under the Corporate Governance link. We will provide these governance documents in print to any stockholder who requests them. Any amendment to, or waiver of, any provision of the Code of Ethics for the Chief Executive Officer and Principal Financial Officers and any waiver of the Code of Business Conduct and Ethics for directors or executive officers will be disclosed on our website under the Corporate Governance link.

We confirm, as required by NYSE Rule 303A.12, that we are filing the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this annual report on Form 10-K.

Item 1A.	Risk Factors

We are subject to significant liabilities and claims that are in addition to those associated with our primary business. These liabilities and claims could adversely affect our financial condition and results of operations and we could suffer losses as a result of these liabilities and claims even if our primary business performs well.

We currently operate our chemical business through our subsidiary, Tronox Worldwide LLC, and its subsidiaries. Tronox Worldwide LLC, its subsidiaries and their predecessors have operated a number of businesses in addition to the current chemical business, including businesses involving the treatment of forest products, the production of ammonium perchlorate and other chemicals, the refining and marketing of petroleum products, offshore contract drilling, coal mining and the mining, milling and processing of nuclear materials. As a result, we are subject to significant liabilities and claims that are in addition to those associated with our primary business, including legal, regulatory and environmental liabilities and claims. For example, we have liabilities and claims relating to the remediation of various sites at which chemicals such as creosote, perchlorate, low-level radioactive substances, asbestos and other materials have been used or disposed. Our financial condition and results of operations could be adversely affected by these liabilities and claims. We also could suffer losses as a result of these liabilities and claims even if our primary business performs well. See Note 17 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K for a discussion of contingencies.

The costs of compliance with the extensive environmental, health and safety laws and regulations to which we are subject or the inability to obtain, update or renew permits required for the operation of our business could reduce our profitability or otherwise adversely affect us.

Our current and former operations involve the generation and management of regulated materials that are subject to various environmental laws and regulations and are dependent on the periodic renewal of permits from various governmental agencies. The inability to obtain, update or renew permits related to the operation of our businesses, or the costs required in order to comply with permit standards, could have a material adverse affect on us. For example, we are currently updating potential permit modification language with the EPA related to air emissions for our facility in Savannah, Georgia, and with the Clark County Department of Air Quality Management for our facility in Henderson, Nevada. Although we do not anticipate any significant difficulties in obtaining such modifications, the failure to obtain updated permit language could have a material adverse effect on our ability to produce our products and on our results of operations.

In addition, changes in the laws and regulations to which we are subject, or their interpretation, or the enactment of new laws and regulations, could result in materially increased and unanticipated capital expenditures and compliance costs. For example, the proposed Registration, Evaluation and Authorization of Chemicals (“REACH”) regulatory scheme in the European Union (“EU”), if implemented beginning in June 2007, as currently proposed, could adversely affect our European operations by imposing on us a testing, evaluation and registration program for some of the chemicals that we use or produce. At the present time, we are not able to predict the ultimate cost of compliance with these requirements or their effect on our business.

Environmental laws and regulations obligate us to remediate various sites at which chemicals such as creosote, perchlorate, low-level radioactive substances, asbestos and other materials have been disposed of or released. Some of these sites have been designated Superfund sites by EPA under the CERCLA. See Note 17 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K for a discussion of these matters. The discovery of contamination arising from historical industrial operations at some of our properties has exposed us, and in the future may continue to expose us, to significant remediation obligations and other damages.

The actual costs of environmental remediation and restoration could exceed estimates.

As of December 31, 2006, we had reserves in the amount of $223.9 million for environmental remediation and restoration. We reserve for costs related to environmental remediation and restoration only when a loss is probable and the amount is reasonably estimable. In estimating our environmental liabilities, including the cost of investigation and remediation at a particular site, we consider a variety of matters, including, but not limited to, the stage of the investigation at the site, the stage of remedial design for the site, the availability of existing remediation technologies, presently-enacted laws and regulations and the state of any related legal or administrative investigation or proceedings. For example, at certain sites we are in the preliminary stages of our environmental investigation and therefore have reserved for such sites amounts equal only to the cost of our environmental investigation. The findings of these site investigations could result in an increase in our reserves for environmental remediation. While we believe we have established appropriate reserves for environmental remediation based on the information we currently know, additions to the reserves may be required as we obtain additional information that enables us to better estimate our liabilities.

Our estimates of environmental liabilities at a particular site could increase significantly as a result of, among other things, changes in laws and regulations or relevant clean-up levels, revisions to the site’s remedial design, unanticipated construction problems, identification of additional areas or volumes of contamination, increases in labor, equipment and technology costs, changes in the financial condition of other potentially responsible parties and the outcome of any related legal and administrative proceedings or alternative dispute resolution proceedings (including mediation) to which we are or may become a party. For example, in 2006, the commercial disposal facility that receives soil excavated from the West Chicago, Illinois, Kress Creek site notified us that the unit disposal rates were increasing. Currently, this is the only site licensed to accept the soil for permanent disposal. As a result of this notification, we increased reserves for environmental remediation for the Kress Creek site by $12.0 million, which was part of a total increase in our 2006 environmental reserves of $56.4 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters — Environmental Costs” and Note 17 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

In addition to the sites for which we have established reserves, there may be other sites where we have potential liability for environmental matters but for which we do not have sufficient information to determine that a liability is probable and reasonably estimable. As we obtain additional information about those sites, we may determine that reserves for such sites should be established. New environmental claims also may arise as a result of changes in environmental laws and regulations or standards or for other reasons. If new claims arise and losses associated with those claims become probable and reasonably estimable, we will need to increase our reserves to reflect those new claims.

As a result of the factors described above, it is not possible for us to reliably estimate the amount and timing of all future expenditures related to environmental or other contingent matters, and our actual costs related to such matters could exceed our current reserves at December 31, 2006. See “Business — Government Regulations and Environmental Matters” and “Legal Proceedings.”

Hazards associated with chemical manufacturing could adversely affect our results of operations.

Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. Potential hazards include the following:

•	Piping and storage tank leaks and ruptures;

•	Mechanical failure;

•	Employee exposure to hazardous substances; and

•	Chemical spills and other discharges or releases of toxic or hazardous substances or gases.

There is also a risk that one or more of our key raw materials or one or more of our products may be found to have currently unrecognized toxicological or health-related impact on the environment or on our customers or employees. Such hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines or work stoppage injunctions and lawsuits by injured persons. If such actions are determined to be adverse to us, we may have inadequate insurance to cover such claims, or we may have insufficient cash flow to pay for such claims. Such outcomes could adversely affect our financial condition and results of operations.

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

We are party to a number of legal and administrative proceedings involving environmental and other matters pending in various courts and before various agencies. These include proceedings associated with facilities currently or previously owned, operated or used by us or our predecessors, and include claims for personal injuries, property damages, injury to the environment, including natural resource damages, and non-compliance with permits. Any determination that one or more of our key raw materials or products, or the materials or products associated with facilities previously owned, operated or used by us or our predecessors, has, or is characterized as having, a toxicological or health-related impact on our environment, customers or employees could subject us to additional legal claims. These proceedings and any such additional claims may be costly and may require a substantial amount of management attention, which may have an adverse affect on our financial condition and results of operations. See “Business — Government Regulations and Environmental Matters” and “Legal Proceedings”.

The amount of our debt could adversely affect our financial condition, limit our ability to pursue business opportunities, reduce our operating flexibility or put us at a competitive disadvantage.

As of December 31, 2006, we had $534.1 million of long-term debt and $437.3 million of stockholders’ equity. Our debt could have important consequences for us. For instance, it could:

•	Require us to use a substantial portion of our cash flow from operations for debt service and reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate activities;

•	Limit our ability to obtain financing for working capital, capital expenditures, acquisitions or other general corporate activities in the future;

•	Expose us to greater interest rate risk because the interest rates on our senior secured credit facility will vary; and

•	Impair our ability to successfully withstand a downturn in our business or the economy in general and place us at a disadvantage relative to our less-leveraged competitors.

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

Historically, regional and world events that negatively affect discretionary spending or economic conditions generally, such as terrorist attacks, the incidence or spread of contagious diseases or other economic, political, or public health or safety conditions, have adversely affected demand for the finished products that contain TiO2 and from which we derive substantially all of our revenue. Events such as these are likely to contribute to a general reluctance by the public to purchase “quality of life” products, which could cause a decrease in demand for our chemicals and, as a result, may have an adverse effect on our results of operations and financial condition.

Additionally, the demand for TiO2 during a given year is subject to seasonal fluctuations. TiO2 sales are generally higher in the second and third quarters of the year than in the other quarters due in part to the increase in paint production in the spring to meet demand resulting from the spring and summer painting season in North America and Europe. We may be adversely affected by existing or future cyclical changes, and such conditions may be sustained or further aggravated by anticipated or unanticipated changes in regional weather conditions. For example, poor weather conditions in a region can lead to an abbreviated painting season, which can depress consumer sales of paint products that use TiO2.

Our business, financial condition and results of operations could be adversely affected by global and regional economic downturns and other conditions.

We have significant production, sales and marketing operations throughout the U.S., Europe and the Asia-Pacific region, with approximately 1,100 customers in approximately 100 countries. We also purchase many of the raw materials used in the production of our products in foreign jurisdictions. In 2006, approximately 47% of our total revenues were generated from production outside of the U.S. Due to these factors, our performance, particularly the performance of our pigment segment, is cyclical and tied closely to general economic conditions, including global GDP. As a result, our business, financial condition and results of operations are vulnerable to political and economic conditions affecting global gross domestic product and the countries in which we operate. For example, from 2000 through 2003, our business was affected when the TiO2 industry experienced a period of unusually weak business conditions as a result of a variety of factors, including the global economic recession and exceptionally rainy weather conditions in Europe and the Americas, and the outbreak of SARS in Asia. Based on these factors, global and regional economic downturns and other conditions, such as downturns in the housing or construction industries, may have an adverse effect on our financial condition and results of operations.

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

In the past, we have sought to minimize our foreign currency translation risk by engaging in hedging transactions. We may be unable to effectively manage our foreign currency translation risk, and any volatility in foreign currency exchange rates may have an adverse effect on our financial condition or results of operations. For a further discussion of how we manage our foreign currency risk, see “Quantitative and Qualitative Disclosure about Market Risk — Foreign Currency Exchange Rate Risk.”

Our industry and the end-use markets in which we compete are highly competitive. This competition may adversely affect our results of operations and operating cash flows.

Each of the markets in which we compete is highly competitive. Competition is based on a number of factors such as price, product quality and service. We face significant competition from major international producers, including the four other major producers, as well as smaller regional competitors. Our most significant competitors include major chemicals and materials manufacturers and diversified companies, a number of which have substantially larger financial resources, staffs and facilities than we do. The additional resources and larger staffs and facilities of such competitors may give them a competitive advantage when responding to market conditions and capitalizing on operating efficiencies. Increased competition could result in reduced sales, which could adversely affect our profitability and operating cash flows. See “Business — Competitive Conditions.”

In addition, within the end-use markets in which we compete, competition between products is intense. We face substantial risk that certain events, such as new product development by our competitors, changing customer needs, production advances for competing products or price changes in raw materials, could cause our customers to switch to our competitor’s products. If we are unable to develop and produce or market our products to compete effectively against our competitors following such events, our results of operations and operating cash flows may suffer.

Fluctuations in costs of our raw materials or our access to supplies of our raw materials could have an adverse effect on our results of operations.

In 2006, raw materials used in the production of TiO2 constituted approximately 32% of our operating expenses. Titanium-bearing ores, in particular, represented more than 20% of our operating expenses in 2006.

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

Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, which may have an adverse effect on our financial position, results of operations or liquidity. For a further discussion, see “Business — Industry Background — Titanium Dioxide — Raw Materials.”

The labor and employment laws in many jurisdictions in which we operate are more restrictive than in the U.S. Our relationship with our employees could deteriorate, which could adversely affect our operations.

In the U.S., approximately 200 employees at our Savannah, Georgia, facility are members of a union and are subject to a collective bargaining arrangement that is scheduled to expire in April 2007. Approximately 42% of our employees are employed outside the U.S. In certain of those countries, such as Australia and the member states of the European Union, labor and employment laws are more restrictive than in the U.S. and, in many cases, grant significant job protection to employees, including rights on termination of employment. For example, in Germany and the Netherlands, by law some of our employees are represented by a works’ council, which subjects us to employment arrangements very similar to collective bargaining agreements.

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

Third parties may develop new intellectual property rights for new processes and/or products that we would want to use, but would be unable to do so; or, third parties may claim that the products we make or the processes we use infringe their intellectual property rights, which may cause us to pay unexpected litigation costs or damages or prevent us from making, using or selling the products we make or require us to alter the processes we use.

Although currently there are no pending or threatened proceedings or claims relating to alleged infringement, misappropriation, or violation of the intellectual property rights of others, we may be subject to legal proceedings and claims in the future in which third parties allege that their patents or other intellectual property rights are infringed, misappropriated or otherwise violated by us or by our products or processes. In the event that any such infringement, misappropriation or violation of the intellectual property rights of others is found, we may need to obtain licenses from those parties or substantially re-engineer our products or processes in order to avoid such infringement, misappropriation or violation. We might not be able to obtain the necessary licenses on acceptable terms or be able to re-engineer our products or processes successfully. Moreover, if we are found by a court of law to infringe, misappropriate or otherwise violate the intellectual property rights of others, we could be required to pay substantial damages or be enjoined from making, using or selling the infringing products or technology. We also could be enjoined from making, using or selling the allegedly infringing products or technology pending the final outcome of the suit. Any of the foregoing could adversely affect our financial condition and results of operations.

Results of our operations may also be negatively impacted if a competitor develops or has the right to use intellectual property rights for new processes or products and we cannot obtain similar rights on favorable terms and are unable to independently develop non-infringing competitive alternatives.

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

We also rely upon unpatented proprietary technology, know-how and other trade secrets to maintain our competitive position. While it is our policy to enter into confidentiality agreements with our employees and third parties to protect our proprietary expertise and other trade secrets, these agreements may not be enforceable or, even if legally enforceable, we may not have adequate remedies for breaches of such agreements. We also may not be able to readily detect breaches of such agreements. The failure of our patents or confidentiality agreements to protect our proprietary technology, know-how or trade secrets could result in significantly lower revenues, reduced profit margins or loss of market share.

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

Our industry is highly capital intensive and our success depends to a significant degree on our ability to develop and market innovative products and to update our facilities and process technology. We may require additional capital in the future to finance our future growth and development, implement further marketing and sales activities, fund our ongoing research and development activities and meet our general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology and research and development projects, and the status and timing of competitive developments. Additional financing may not be available when needed on terms favorable to us or at all. Further, the terms of the senior secured credit facility and the indenture governing the unsecured notes may limit our ability to incur additional indebtedness or issue additional shares of our common stock. If we are unable to obtain adequate funds on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures, which could harm our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Titanium Dioxide

We produce TiO2 using either the chloride process or the sulfate process at five production facilities located in four countries. We believe our facilities are well situated to serve our global customer base.

Two of our facilities are located in the U.S., and we have one facility in each of Australia, Germany and the Netherlands. We own our facilities in Germany and the Netherlands, and the land under these facilities is held pursuant to long-term leases. We own our facilities in the U.S. and hold a 50% undivided interest in our Australian facility. We market and sell all of the TiO2 produced by our Australian facility and share in the profits equally with our joint venture partner. See “The Tiwest Joint Venture.”

The following table summarizes our production capacity as of December 31, 2006, by location and process:

Titanium Dioxide Production Capacity
As of December 31, 2006
(Gross tonnes per year)

Facility	Capacity		Process

Hamilton, Mississippi	225,000		Chloride
Savannah, Georgia	110,000		Chloride
Kwinana, Western Australia	110,000	(1)	Chloride
Botlek, Netherlands	90,000		Chloride
Uerdingen, Germany	107,000		Sulfate

Total	642,000

(1)	Reflects 100% of the production capacity of the pigment plant, which is owned 50% by us and 50% by our joint venture partner.

Including the TiO2 produced by our Australian facility, we produced 598,196 tonnes of TiO2 in 2006. Our average production rates, as a percentage of capacity, were 95%, 94% and 91%, in 2006, 2005 and 2004, respectively. Excluding the Savannah sulfate facility we closed in September 2004, over the past five years, production at our current facilities increased by approximately 16%, primarily due to low-cost process improvements, improved uptime and debottlenecking. Our global manufacturing presence, coupled with our ability to increase capacity incrementally, makes us a stable supplier to many of the largest TiO2 consumers.

The Tiwest Joint Venture

Our subsidiary, Tronox Western Australia Pty. Ltd. (“TWA”), has a 50% undivided interest in all of the assets that comprise the operations conducted in Australia under the Tiwest joint venture arrangement and is severally liable for 50% of associated liabilities. The remaining 50% undivided interest is held by a subsidiary of our joint venture partner, Exxaro Australia Sands Pty Ltd (“Exxaro”), which is a subsidiary of Exxaro Resources Limited. The joint venture partners operate a chloride process TiO2 plant located in Kwinana, Western Australia (the “Kwinana Facility”), as well as a mining venture in Cooljarloo, Western Australia, and a synthetic rutile processing facility in Chandala, Western Australia. Under separate marketing agreements, we have the right to market our partner’s share of the TiO2 produced by the Kwinana Facility.

We have begun work to expand our 50% owned pigment production facility in Kwinana, Australia, increasing the plant’s total annual capacity by 40,000 to 50,000 tonnes. This new capacity is expected to come on line in 2009 and allow us to capture growth opportunities in the Asia-Pacific market, while meeting the needs of existing customers in this region. For more information regarding the Kwinana Facility, see “Titanium Dioxide” above. For more information regarding the mining venture, see “Heavy Minerals” below.

Management.  The operations associated with the Tiwest joint venture arrangement are governed by two committees: a management committee and an operating committee. The operating committee meets at least monthly and supervises the joint venture’s routine operations, and the management committee meets at least quarterly and has the authority to make fundamental corporate decisions and to overrule the operating committee’s decisions. The committees’ decisions are made by simple majority approval. If there are an equal number of votes cast for and against a matter at an operating committee meeting, the matter is referred to a subsequent meeting. If at the subsequent meeting, the matter still receives an equal number of votes cast on each side, the matter is referred to the management committee. TWA and Exxaro each have the right to appoint half of each committee’s members.

Heavy Minerals.  The joint venture partners mine heavy minerals from 29,164 acres under long-term mineral leases from the State of Western Australia, for which each joint venture partner holds a 50% undivided interest. Our 50% undivided interest in the properties’ remaining in-place proven and probable reserves is 5.3 million tonnes of heavy minerals contained in 148 million tonnes of sand averaging 3.6% heavy minerals. The valuable heavy minerals are composed on average of 60% ilmenite, 10% zircon, 5% natural rutile and 3% leucoxene, with the remaining 22% of heavy minerals having no significant value. The reserves include approximately 1.0 million tonnes of heavy minerals contained in 10 million tonnes of sand averaging 10.2% heavy minerals from additional mineral leases acquired in 2006. Continued evaluation of the new leases during 2007 by Tiwest may result in further increase our reserves.

Heavy-mineral concentrate from the mine is processed at a 750,000-tonne per year dry separation plant, for which each joint venture partner holds a 50% undivided interest. Some of the recovered ilmenite is upgraded at the nearby synthetic rutile facility in Chandala, which has a capacity of 225,000 tonnes per year. Synthetic rutile is a high-grade TiO2 feedstock. All of the synthetic rutile feedstock for the 110,000-tonne per year TiO2 plant located at Kwinana is provided by the Chandala processing facility. Production of feedstock in excess of the plant’s requirements is sold to third parties, as well as to us, for the portion not already owned, as part of the feedstock requirement for TiO2 at our other facilities.

Information regarding our 50% interest in heavy-mineral reserves, production and average prices for the three years ended December 31, 2006, is presented in the following table. Mineral reserves in this table represent the estimated quantities of proven and probable ore that, under anticipated conditions, may be profitably recovered and processed for the extraction of their mineral content. Future production of these resources depends on many factors, including market conditions and government regulations. See “Risk Factors — Fluctuations in costs of our raw materials or our access to supplies of our raw materials could have an adverse effect on our results of operations.”

Heavy-Mineral Reserves, Production and Prices
(Reserves and production in tonnes)

	2006	2005	2004

Proven and probable reserves (as of year end)	5,281,000	5,145,000	5,570,000
Production	326,250	300,000	302,000
Average market price (per tonne)	$196	$182	$161

Electrolytic and Other Chemical Products

We produce electrolytic and other chemical products at three domestic facilities, each of which we own. The following table summarizes our production capacity as of December 31, 2006, by location and product.

Electrolytic and Other Chemical Capacity
As of December 31, 2006
(Gross tonnes per year)

Facility	Capacity	Product

Hamilton, Mississippi	145,000	Sodium chlorate
Henderson, Nevada	27,000	EMD
Henderson, Nevada	525	Boron products
Soda Springs, Idaho	720	Lithium manganese oxide

Item 3.	Legal Proceedings

Savannah Plant

On September 8, 2003, the Environmental Protection Division of the Georgia Department of Natural Resources (“EPD”) issued a unilateral Administrative Order to our subsidiary, Tronox Pigments (Savannah) Inc., claiming that the Savannah plant exceeded emission allowances provided for in the facility’s Title V air permit. On September 19, 2005, the EPD rescinded the Administrative Order and filed a Withdrawal of Petition for Hearing on Civil Penalties. Accordingly, the proceeding on administrative penalties has been dismissed, without prejudice. After dismissal of the Administrative Order, representatives of EPD, the EPA and Tronox continued with their discussions regarding a resolution of the alleged violations, with EPA taking the lead role in these discussions. On December 6, 2006, EPA informed Tronox Pigments (Savannah) Inc. that it had submitted a civil referral to the U.S. Department of Justice (“DOJ”) with respect to the air quality bypass issue and for matters stemming from the EPA led Resource Conservation and Recovery Act (“RCRA”) Compliance Evaluation Inspection (“CEI”) that occurred in January 2006. Prior to the filing of any formal action, DOJ had agreed to a series of settlement negotiations to determine if the matter could be resolved. Though imposition of a penalty is probable, we believe that any penalties related to this matter are not likely to have a material adverse effect on us.

New Jersey Wood-Treatment Site

Tronox LLC was named in 1999 as a potential responsible party (“PRP”) under CERCLA at a former wood-treatment site in New Jersey at which the EPA is conducting a cleanup. On April 15, 2005, Tronox LLC received a letter from the EPA asserting it is liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by the EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest, though the EPA has informed Tronox LLC that as of December 5, 2006, project costs are approximately $244 million, plus other future costs and interest. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor in the 1960s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed any liabilities for the site. In addition, although it appears there may be other PRPs to whom notice has been given, we do not know whether the other PRPs have any valid defenses to liability for the site or whether the other PRPs have the financial resources necessary to meet their obligations, if proven. Tronox LLC and EPA have submitted the matter to nonbinding mediation that could lead to a settlement or resolution of EPA’s demand. In the event the mediation process does not lead to an acceptable solution, Tronox LLC intends to vigorously defend against the EPA’s demand.

Forest Products

We are defending a number of lawsuits related to three former wood-treatment plants in Columbus, Mississippi, Avoca, Pennsylvania, and Texarkana, Texas. All these lawsuits seek recoveries under a variety of common law and statutory legal theories for personal injuries and/or release of chemicals used in the wood-treatment process, primarily creosote. We currently believe that claims asserted in these lawsuits are without substantial merit and are vigorously defending them.

At Columbus, Mississippi, the Maranatha Faith Center filed a state court property damage lawsuit in 2000. The church filed bankruptcy in 2003 but continues to prosecute its lawsuit. Tronox LLC moved for change of venue due to adverse publicity in the Columbus community stemming from prior litigation and settlements. In September 2006, the judge agreed with Tronox LLC and ordered the transfer of venue. After the new trial venue is determined, a trial date will be set. Also pending in Mississippi state courts are a case with 26 plaintiffs alleging personal injury and a case with two local businesses alleging property damage. Pending in Mississippi federal court are 238 cases filed from 2002 to 2005 that have been consolidated for pretrial and discovery purposes. While many plaintiffs have been dismissed on motions filed by Tronox LLC, over 2,000 plaintiffs remain in the consolidated action. In January 2007, the judge granted the Tronox LLC severance motion, requiring each individual plaintiff’s case to be tried separately. However, the judge excepted from his severance order two plaintiffs (one with personal injuries and the other with property damage) who are set to be tried jointly later in 2007.

At Avoca, Pennsylvania, 35 state court lawsuits were filed in 2005 by over 4,000 plaintiffs. The plaintiffs have classified their claims into various alleged disease categories. In September 2005, the judge ordered that discovery and the first trial will focus on plaintiffs who allege precancerous skin lesions. Of these plaintiffs, ten will be selected (five by plaintiffs’ counsel and five by Tronox LLC) for the trial.

At Texarkana, Texas, three federal lawsuits filed from 2004 to 2006 are pending with 27 plaintiffs in the first case, five plaintiffs in a second case and 12 plaintiffs in a third case. In the first case, the judge ruled that five plaintiffs who resided at the same house near our plant will have their claims tried at the first trial. Our insurer has acknowledged a defense duty in this case. In addition, the insurer is engaged in settlement negotiations with plaintiffs’ counsel in all three Texarkana cases.

For a discussion of other legal proceedings and contingencies, including proceedings related to our environmental liabilities, see Note 17 to the Consolidated and Combined Financial Statements included in item 15 (a) of this annual report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”). As of February 28, 2007, we had 10 holders of record of our Class A (NYSE: TRX) common stock and 13,652 holders of record for our Class B (NYSE: TRX.B) common stock.

We declared four dividends in 2006 and one dividend in 2005 of five cents per share for Class A and Class B common stock. There were no dividends declared prior to December 19, 2005.

	Range of Sales Price
	Class A		Class B		Dividends Declared
	High	Low	High	Low	per Share

Year ended December 31, 2005
Fourth quarter					$0.05
Year ended December 31, 2006
First quarter	$18.10	$12.95	$18.20	$16.40	$0.05
Second quarter	19.35	11.51	19.43	11.51	—
Third quarter	14.34	9.27	14.39	9.53	0.05
Fourth quarter	16.55	11.85	16.15	12.01	0.10

Because our common stock began trading on November 22, 2005, full quarterly market prices were not available for any quarter in 2005.

We did not purchase any of our equity securities during the fourth quarter of 2006.

The following graph presents the cumulative total return for the company’s common stock since initial trading started on November 22, 2005, compared with the cumulative total return to shareholders of the S&P 500 Stock Index and the S&P Chemicals Index.

COMPARISON OF 13 MONTH CUMULATIVE TOTAL RETURN*
Among Tronox Incorporated, The S & P 500 Index
And The S & P Chemicals Index

*	$100 invested on 11/22/05 in stock or on 10/31/05 in index-including reinvestment of dividends. Fiscal year ending December 31.

	November 22,	December 31,	December 31,
	2005	2005	2006
Tronox	$100.00	$93.36	$115.42
S&P 500	$100.00	$103.82	$120.22
S&P Chemicals	$100.00	$99.99	$116.45

Item 6.	Selected Financial Data

The following table sets forth selected financial data as of the dates and for the periods indicated. The statement of operations data for each of the five years ended December 31, 2006 and the balance sheet data as of December 31, 2006, 2005, 2004 and 2003 have been derived from our audited consolidated and combined financial statements. The balance sheet data as of December 31, 2002 was derived from our accounting records and is unaudited. The information should be read in conjunction with the company’s consolidated financial statements (including the notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Millions of dollars, except per share)

Statement of Operations Data:
Net sales	$1,411.6	$1,364.0	$1,301.8	$1,157.7	$1,064.3
Cost of goods sold	1,244.7	1,143.8	1,168.9	1,024.7	949.0

Gross margin	166.9	220.2	132.9	133.0	115.3
Selling, general and administrative expenses	118.7	115.2	110.1	98.9	84.0
Restructuring charges(1)	(7.1)	—	113.0	61.4	11.8
Arbitration award received(2)	(8.9)	—	—	—	—
Provision for environmental remediation and restoration, net of reimbursements	(20.4)	17.1	4.6	14.9	14.3

	84.6	87.9	(94.8)	(42.2)	5.2
Interest and debt expense	(50.4)	(4.5)	(0.1)	(0.1)	(0.1)
Other income (expense)(3)	13.9	(15.2)	(25.2)	(20.5)	(13.1)

Income (loss) from continuing operations before income taxes	48.1	68.2	(120.1)	(62.8)	(8.0)
Income tax benefit (provision)	(23.1)	(21.8)	38.3	15.1	(8.3)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	25.0	46.4	(81.8)	(47.7)	(16.3)
Loss from discontinued operations, net of income tax benefit(4)	(25.2)	(27.6)	(45.8)	(35.8)	(81.0)

Income (loss) before cumulative effect of change in accounting principle	(0.2)	18.8	(127.6)	(83.5)	(97.3)
Cumulative effect of change in accounting principle, net of income tax(5)	—	—	—	(9.2)	—

Net income (loss)	$(0.2)	$18.8	$(127.6)	$(92.7)	$(97.3)

Income (loss) from continuing operations per common share:
Basic	$0.62	$1.89	$(3.57)	$(2.08)	$(0.71)
Diluted	0.61	1.89	(3.57)	(2.08)	(0.71)
Dividends declared per common share	0.20	0.05	—	—	—
Balance Sheet Data:
Working capital(6)	$382.2	$404.4	$240.2	$304.5	$243.6
Property, plant and equipment, net	864.6	839.7	883.0	961.6	944.9
Total assets(7)	1,823.4	1,758.3	1,595.9	1,809.1	1,733.6
Noncurrent liabilities:
Long-term debt(8)	534.1	548.0	—	—	—
Environmental remediation and/or restoration	128.6	145.9	130.8	135.9	131.4
All other noncurrent liabilities(7)	311.5	200.4	215.9	312.2	192.4
Total liabilities(8)	1,386.1	1,269.3	706.0	797.9	671.2
Total business/stockholders’ equity(8)	437.3	489.0	889.9	1,011.2	1,062.4
Supplemental Information:
Depreciation and amortization expense	103.0	103.1	104.6	106.5	105.7
Capital expenditures	79.5	87.6	92.5	99.4	86.7
Adjusted EBITDA(9)	191.9	232.0	162.2	160.3	134.5

(1)	Restructuring charges in 2006 resulted from updating our estimates of closure costs (including timing) related to our former Mobile, Alabama, synthetic rutile facility and the former Savannah, Georgia, sulfate facility. Restructuring charges in 2004 include costs associated with the shutdown of our Savannah, Georgia, sulfate plant. Restructuring charges in 2003 include costs associated with the shutdown of our plant in Mobile, Alabama, and charges in connection with a work force reduction program consisting of both voluntary retirements and involuntary terminations. Restructuring charges in 2002 represent a write-down of fixed assets for abandoned engineering projects.

(2)	An award by the London Court of International Arbitration resulted in the receipt of $8.9 million from Kemira Oyj (“Kemira”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report on Form 10-K.

(3)	Includes interest expense allocated to us by Kerr-McGee prior to November 28, 2005, based on specifically identified borrowings from Kerr-McGee at Kerr-McGee’s average borrowing rates. Also includes net foreign currency transaction gain (loss), equity in net earnings of equity method investees, loss on accounts receivable sales and other expenses. See Note 3 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

(4)	See Note 14 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

(5)	Reflects the company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”

(6)	Working capital is defined as the excess of current assets over current liabilities.

(7)	Total assets and all other noncurrent liabilities increased in 2006 when we assumed employee benefit obligations and associated plan assets upon completion of the Distribution. Certain retirement obligations and assets were further impacted as of December 31, 2006, as a result of our adoption of SFAS No. 158. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

(8)	In the fourth quarter of 2005, we completed a recapitalization, whereby our common stock held by Kerr-McGee converted into approximately 22.9 million shares of Class B common stock. Also in the fourth quarter of 2005, we completed an IPO, whereby approximately 17.5 million shares of Class A common stock were issued. All of the net proceeds from the IPO were distributed to Kerr-McGee. Concurrent with the IPO, we issued $350.0 million of senior unsecured notes and borrowed $200.0 million under our senior secured credit facility.

(9)	EBITDA represents net income (loss) before net interest expense, income tax benefit (provision), and depreciation and amortization expense. Adjusted EBITDA represents EBITDA as further adjusted to reflect the items set forth in the table below, all of which are required in determining our compliance with financial covenants under our senior secured credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity.”

We have included EBITDA and Adjusted EBITDA to provide investors with a supplemental measure of our operating performance and information about the calculation of some of the financial covenants that are contained in our senior secured credit facility. We believe EBITDA is an important supplemental measure of operating performance because it eliminates items that have less bearing on our operating performance and thus highlights trends in our core business that may not otherwise be apparent when relying solely on generally accepted accounting principles (“GAAP”) financial measures. We also believe that securities analysts, investors and other interested parties frequently use EBITDA in the evaluation of issuers, many of which present EBITDA when reporting their results. Adjusted EBITDA is a material component of the covenants imposed on us by the senior secured credit facility. Under the senior secured credit facility, we are subject to financial covenant ratios that are calculated by reference to Adjusted EBITDA. For a description of required financial covenant levels, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity.” Our management also uses EBITDA and Adjusted EBITDA in order to facilitate operating performance comparisons from period to period, prepare annual operating budgets and assess our ability to meet our future debt service, capital expenditure and working capital requirements and our ability to pay dividends on our common stock.

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP. As discussed above, we believe that the presentation of EBITDA and Adjusted EBITDA in this annual report on Form 10-K is appropriate. However, when evaluating our results, you should not consider EBITDA and Adjusted EBITDA in isolation of, or as a substitute for, measures of our financial performance as determined in accordance with GAAP, such as net income (loss). EBITDA and Adjusted EBITDA have material limitations as performance measures because they exclude items that are necessary elements of our costs and operations. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA may not be, and Adjusted EBITDA as presented in this annual report on Form 10-K is not, comparable to similarly titled measures reported by other companies.

The following table reconciles net income (loss) to EBITDA and adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Millions of dollars, except per share)

Net income (loss)(a)	$(0.2)	$18.8	$(127.6)	$(92.7)	$(97.3)
Interest and debt expense	50.4	4.5	0.1	0.1	0.1
Net interest expense on borrowings with affiliates and interest income(b)	(2.8)	11.9	9.5	8.8	11.1
Income tax provision (benefit)	8.4	7.0	(63.0)	(39.3)	(35.3)
Depreciation and amortization expense	103.0	103.1	104.6	106.5	105.7

EBITDA	158.8	145.3	(76.4)	(16.6)	(15.7)
Savannah sulfate facility shutdown costs	—	—	29.0	—	—
Loss from discontinued operations(c)	39.9	42.4	69.7	51.9	120.1
Provision for environmental remediation and restoration, net of reimbursements	(20.4)	17.1	4.6	14.9	14.3
Extraordinary, unusual or non-recurring items(d)	(6.2)	—	(0.3)	47.0	—
Gain on sale of assets	(1.3)	—	—	—	—
Noncash changes constituting:
One-time fees, costs and expenses related to separation from Kerr-McGee	1.7	—	—	—	—
(Gain) loss on sales of accounts receivable(e)	—	(0.1)	8.2	4.8	4.7
Write-downs of property, plant and equipment and other assets(f)	2.5	9.3	104.8	29.3	18.5
Impairment of Intangible Assets	—	—	7.4	—	—
Cumulative effect of change in accounting principle	—	—	—	14.1	—
Asset retirement obligations(g)	(7.5)	1.4	—	—	—
Other items(h)	24.4	16.6	15.2	14.9	(7.4)

Adjusted EBITDA	$191.9	$232.0	$162.2	$160.3	$134.5

(a)	Net income (loss) includes losses associated with our Savannah sulfate facility, which was closed in September 2004, of $3.0 million, $2.6 million, $17.8 million, $18.6 million and $9.6 million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(b)	Included as a component of Other income (expense) in the company’s Consolidated and Combined Statement of Operations. Net interest expense on borrowings with affiliates was $14.6 million, $12.1 million, $10.1 million and $12.9 million for the years ended December 31, 2005, 2004, 2003 and 2002, respectively.

(c)	Includes provisions for environmental remediation and restoration, net of reimbursements, related to our former forest products operations, thorium compounds manufacturing, uranium and refining operations of $23.7 million, $17.6 million, $61.5 million, $41.1 million and $61.1 million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(d)	The 2006 amount represents an arbitration award received from Kemira in the amount of $8.9 million, partially offset by legal costs of $2.7 million related to the matter (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report on Form 10-K). The 2003 amount includes $25.8 million associated with the closure of our former Mobile, Alabama, facility for charges not reflected elsewhere and $21.2 million for a work force reduction program for continuing operations.

(e)	(Gain) loss on the sales of accounts receivable under an asset monetization program, or a factoring program, comparable to interest expense.

(f)	The 2004 amount includes $86.6 million associated with the shutdown of our Savannah, Georgia, sulfate facility.

(g)	The 2006 amount resulted primarily from updating our estimates of closure costs (including timing) related to our former Mobile, Alabama, synthetic rutile facility and the former Savannah, Georgia, sulfate facility, which represents extraordinary, unusual or non-recurring items as defined within our credit agreement.

(h)	Includes noncash stock-based compensation, noncash pension and postretirement cost and accretion expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the selected financial data and the consolidated and combined financial statements and the related notes included elsewhere in this annual report on Form 10-K.

Overview

We are the world’s third-largest producer and marketer of titanium dioxide pigment (“TiO2”) based on reported industry capacity by the leading TiO2 producers, and we have an estimated 12% market share of the $10 billion global market in 2006 based on reported industry sales. We also produce and market electrolytic manganese dioxide (“EMD”) and sodium chlorate, as well as boron-based and other specialty chemicals. We operate seven production facilities and have direct sales and technical service organizations in the United States (“U.S.”), Europe and the Asia-Pacific region. We have approximately 2,130 employees worldwide and approximately 1,100 customers located in approximately 100 countries. In 2006, we had net sales of $1.4 billion, a net loss of $0.2 million and adjusted EBITDA of $191.9 million. For a reconciliation of adjusted EBITDA to net loss, see “Selected Financial Data” in Item 6 of this annual report on Form 10-K.

Our business has one reportable segment, pigment. Our other businesses include electrolytic and other chemical products. Our pigment segment, which accounted for approximately 93% of our net sales in 2006, primarily produces and markets TiO2, a white pigment used in a wide range of products for its exceptional ability to impart whiteness, brightness and opacity. Performance of our pigment segment is cyclical and tied closely to general economic conditions, including global gross domestic product (“GDP”). Events that negatively affect discretionary spending also may negatively affect demand for finished products that contain TiO2. Our pigment segment also is affected by seasonal fluctuations in the demand for coatings, the largest end-use market for TiO2.

From 2000 through 2003, the TiO2 industry experienced a period of unusually weak business conditions as a result of a variety of factors, including the global economic recession, exceptionally rainy weather conditions in Europe and the Americas and the outbreak of SARS in Asia. However, global economic conditions generally improved in late 2004, driving increased demand, and, in the last half of 2004 continuing through early 2006, increased prices. In the last half of 2006, demand continued to increase while prices increased only moderately in certain regions.

In February 2007, we announced a global TiO2 production strategy that focuses on capturing opportunities presented by our chloride technology expertise, strong customer base and the rapid growth of the Asia-Pacific market. Consistent with this strategy, we have made the following recent announcements:

•	We, along with our 50% joint venture partner, a subsidiary of Exxaro Resources Limited, announced plans to increase annual production capacity at the Tiwest TiO2 plant in Kwinana, Western Australia.

•	Increased capacity at our Botlek, the Netherlands, chloride process TiO2 plant has been demonstrated through low-cost process improvements, improved uptime and debottlenecking.

•	We will explore opportunities to optimize the value of our sulfate TiO2 process plant located in Uerdingen, Germany, including a possible divestiture of the facility.

Engineering studies have commenced at our Western Australia plant, and the regulatory approval process is currently under way. This expansion is expected to increase the plant’s annual capacity by 40,000 to 50,000 tonnes (or approximately 40%). We anticipate that the expansion will cost approximately $35 million to $45 million (to be shared proportionately between us and our partner) and will be completed in 2009. The Botlek, the Netherlands, plant has demonstrated the ability to consistently run at rates of up to 90,000 tonnes, an increase above the previously stated 72,000 tonne capacity. The Uerdingen, Germany, plant is our only sulfate process TiO2 plant and produces a very high-quality pigment demanded by many specialty markets, with a current capacity of 107,000 tonnes.

Our electrolytic and other chemical products businesses produce chemicals for both rechargeable and non-rechargeable batteries, sodium chlorate for pulp bleaching used in the paper industry and boron-based specialty chemicals used in pharmaceuticals, high-performance fibers and other specialty products. We are a key supplier and have leading market positions in each of these products.

Due to the nature of our current and former operations, we have significant environmental remediation obligations and are subject to legal and regulatory liabilities. Former operations include, among others, operations involving the production of ammonium perchlorate, treatment of forest products, the refining and marketing of petroleum products, offshore contract drilling, coal mining and the mining, milling and processing of nuclear materials. For example, we have liabilities relating to the remediation of various sites at which chemicals such as creosote, perchlorate, low-level radioactive substances, asbestos and other materials have been used or disposed. As of December 31, 2006, we had reserves in the amount of $223.9 million for environmental matters and receivables for reimbursement for such matters of $71.4 million. For the year ended December 31, 2006, we provided a net environmental remediation reimbursement of $20.4 million as part of continuing operations and a net provision of $23.7 million for environmental remediation and restoration costs related to discontinued operations. We had $56.2 million of expenditures associated with our environmental remediation projects, and received $38.4 million in third-party reimbursements in 2006.

Pursuant to the Master Separation Agreement dated November 28, 2005, among Kerr-McGee Corporation (“Kerr-McGee”), Kerr-McGee Worldwide Corporation and the company (the “MSA”), Kerr-McGee has agreed to reimburse us for a portion of the environmental remediation costs we incur and pay during the seven-year period following our initial public offering (“IPO”). The reimbursement obligation extends to costs incurred at any site associated with any of our former businesses or operations. With respect to any site for which a reserve has been established as of the effective date of the MSA, 50% of the remediation costs we incur and pay in excess of the reserve amount (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in our reasonable and good faith estimate, that will be recovered from third parties. With respect to any site for which a reserve has not been established as of the effective date of the MSA, 50% of the amount of the remediation costs we incur and pay (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in our reasonable and good faith estimate, that will be recovered from third parties. Kerr-McGee is only required to reimburse us for costs we actually incur and pay during the seven-year period following the IPO, up to a maximum aggregate amount of $100 million. Kerr-McGee’s reimbursement obligation is subject to various other limitations and restrictions.

Contribution of Entities and Distribution of Tronox Class B shares.  In November 2005, Kerr-McGee contributed its equity in certain entities, including those comprising substantially all of its chemical business to us (the “Contribution”). The Contribution was completed along with our recapitalization, whereby our common stock held by Kerr-McGee converted into approximately 22.9 million shares of Class B common stock. On March 30, 2006, Kerr-McGee distributed our Class B shares to its stockholders as a dividend (the “Distribution”). Concurrently, as provided in the employee benefits agreement between us and Kerr-McGee, certain of our employees received Tronox stock-based awards as a result of a conversion of unvested Kerr-McGee stock options, restricted stock, stock opportunity grants and performance units. Approximately 920,000 stock options and 625,000 restricted stock-based awards resulted from the conversion based on the closing stock prices of Kerr-McGee and Tronox on March 30, 2006.

Also concurrent with the Distribution, we established certain tax-qualified and nonqualified pension and postretirement plans for qualifying current and former U.S. employees previously covered under the U.S. benefit plans of Kerr-McGee. As a result, we assumed certain obligations and received associated trust assets in accordance with the employee benefits agreement between the two companies.

We adopted SFAS No. 123 (revised 2004), “Share-Based Payment” effective January 1, 2006, using the modified prospective method of transition. Including the effects of adopting the new accounting standard and the effects of the conversion of Kerr-McGee stock-based awards, stock-based compensation expense in 2006 totaled $8.5 million ($6.2 million on an after tax basis). The total unamortized compensation cost as of December 31, 2006, was $7.5 million. Compensation cost ultimately recognized may differ from this amount due to new awards and changes in the estimate of forfeitures, if any.

Asset Impairment.  We have been working on the development of a raw materials feed project to improve efficiencies and reduce costs at our Savannah, Georgia, pigment facility. The initial trials of the project indicated that modifications would be required to achieve a satisfactory economic benefit. During 2006, additional studies were performed to determine the technical requirements needed to achieve operations and the additional cost to complete the project. We are planning a trial to evaluate the effectiveness of the project. The trial will be scheduled when permitting and installation issues are confirmed, which is expected to occur by mid-2007. If it is determined that this is not a viable project, the assets will be written down approximately $4.0 million to their net realizable value.

Basis of Presentation

Consolidated and Combined Financial Statements

Our combined financial statements prior to the Contribution (November 28, 2005) were derived from the accounting records of Kerr-McGee, principally representing the Chemical — Pigment and Chemical — Other segments of Kerr-McGee, using the historical results of operations, and historical basis of assets and liabilities of the subsidiaries that the company did not own but currently owns and the chemical business the company operates.

Our Consolidated and Combined Statement of Operations included in Item 15 (a) of this annual report on Form 10-K includes allocations of costs for corporate functions historically provided to us by Kerr-McGee prior to the IPO (November 28, 2005), including:

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

Interest Expense.  Prior to the IPO, Kerr-McGee provided financing to us through cash flows from its other operations and debt incurred. Although the incurred debt was not allocated to us, a portion of the interest expense was allocated based on specifically-identified borrowings at Kerr-McGee’s average borrowing rates. These costs are included in other income (expense) in the Consolidated and Combined Statement of Operations, net of interest income that was allocated to Kerr-McGee on certain monies we loaned to Kerr-McGee. This allocation ceased at the IPO date because Kerr-McGee no longer provides financing to us.

Prior to the IPO, Kerr-McGee allocated certain expenses that were considered to be reasonable reflections of the historical utilization levels of various corporate services. Expense allocations from Kerr-McGee reflected in our consolidated and combined financial statements were as follows for the years ended December 31, 2005 and 2004:

	2005	2004
	(Millions of dollars)

General corporate expenses	$24.3	$27.4
Employee benefits and incentives(1)	24.0	28.8
Interest expense, net	14.6	12.1

(1)	Includes special termination benefits, settlement and curtailment losses of nil and $9.1 million for 2005 and 2004, respectively.

Subsequent to the IPO, the expense allocations for certain corporate services previously provided by Kerr-McGee ceased, and we began purchasing such services from Kerr-McGee under the terms of the transition services agreement. Under the terms of this agreement, which ended in November 2006, we also received compensation for services provided to Kerr-McGee. The net expense charged to us in 2006 was $3.0 million for the period prior to the expiration of the transition services agreement. Under the provisions of the employee benefits agreement between Kerr-McGee and us, our qualifying current and former U.S. employees continued to participate in certain benefit plans sponsored by Kerr-McGee through the Distribution. As such, in the first quarter of 2006, Kerr-McGee billed us $8.3 million in costs related to these benefits.

Kerr-McGee utilized a worldwide centralized approach to cash management and the financing of its operations, with all related activity between Kerr-McGee and us reflected as net transfers from Kerr-McGee in our Consolidated and Combined Statement of Comprehensive Income (Loss) and Business/ Stockholders’ Equity prior to the IPO. In connection with the IPO, the net amount due from us to Kerr-McGee at the closing date of the IPO was contributed by Kerr-McGee to us as equity, forming a part of our continuing equity. Subsequent to the closing of the IPO, amounts due from or to Kerr-McGee arising from transactions subsequent to that date are being settled in cash.

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

Segment Evaluation

Our management evaluates segment performance based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment and environmental provisions related to sites no longer in operation, income tax expense or benefit and other income (expense). Total operating profit (loss) of our segment and other businesses is a non-GAAP financial measure of the company’s performance, as it excludes general expenses and environmental provisions related to sites no longer in operation which are a component of income (loss) from continuing operations, the most comparable GAAP measure.

Our management considers total operating profit (loss) of our segment to be an important supplemental measure of our operating performance by presenting trends in our core businesses and facilities currently in operation. This measure is used by us for planning and budgeting purposes and to facilitate period-to-period comparisons in operating performance of our reportable segments in the aggregate by eliminating items that affect comparability between periods. We believe that total operating profit (loss) is useful to investors because it provides a means to evaluate the operating performance of our segment and our company on an ongoing basis using criteria that are used by our internal decision makers. Additionally, it highlights operating trends and aids analytical comparisons. However, total operating profit (loss) of our segments has limitations and should not be used as an alternative to income (loss) from continuing operations, a performance measure determined in accordance with GAAP, as it excludes certain costs that may affect our operating performance in future periods.

The following table summarizes segment operating profit (loss), with a reconciliation to consolidated and combined net income (loss) for each of the last three years:

	Year Ended December 31,
	2006	2005	2004
	(Millions of dollars)

Net Sales —
Pigment	$1,310.1	$1,267.0	$1,208.4
Electrolytic and other chemical products	101.5	97.0	93.4

Total	$1,411.6	$1,364.0	$1,301.8

Operating Profit (Loss) —
Pigment(1)	$77.9	$101.5	$(86.5)
Electrolytic and other chemical products(2)	25.3	(5.9)	(0.6)

Subtotal	103.2	95.6	(87.1)
Corporate and nonoperating sites(3)	(18.6)	(2.1)	(5.5)
Provision for environmental remediation and restoration(4)	—	(5.6)	(2.2)

Total operating profit (loss)	84.6	87.9	(94.8)
Interest and debt expense	(50.4)	(4.5)	(0.1)
Other income (expense)(5)	13.9	(15.2)	(25.2)
Income tax benefit (provision)	(23.1)	(21.8)	38.3

Income (loss) from continuing operations	25.0	46.4	(81.8)
Discontinued operations, net of taxes	(25.2)	(27.6)	(45.8)

Net income (loss)	$(0.2)	$18.8	$(127.6)

(1)	Includes an arbitiration award received from Kemira in the amount of $8.9 million, partially offset by legal costs of $2.7 million related to the matter. Additionally, includes a credit of $7.1 million resulting from updating our estimates of closure costs related to our former Mobile, Alabama, synthetic rutile facility and the former Savannah, Georgia, sulfate facility.

(2)	Includes $20.4 million, $(10.3) million and nil in 2006, 2005 and 2004, respectively, of environmental charges, net of reimbursements, related to ammonium perchlorate at the company’s Henderson facility.

(3)	The 2006 amount includes additional administrative costs incurred as a stand-alone company and approximately $3.7 million (excluding interest of $1.3 million) representing Mississippi franchise tax and related interest. See further discussion in Note 4 to the Consolidated and Combined Financial Statements included in Item 15(a) of this annual report on Form 10-K.

(4)	Includes environmental provisions related to various businesses in which the company’s affiliates are no longer engaged, but that have not met the criteria for reporting as discontinued operations.

(5)	Includes equity in net earnings of equity method investees of $6.3 million, $2.0 million and $2.4 million in 2006, 2005 and 2004, respectively. The years 2005 and 2004 include interest expense allocated to us by Kerr-McGee based on specifically identified borrowings from Kerr-McGee at Kerr-McGee’s average borrowing rates.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales.  Total net sales were $1,411.6 million in 2006, an increase of 3.5% compared to the 2005 period. The year-to-year change is presented in the table below, followed by segment discussion.

	2006	2005	$ Change
	(Millions of dollars)

Net sales —
Pigment	$1,310.1	$1,267.0	$43.1
Electrolytic and other chemical products	101.5	97.0	4.5

Total Net sales	$1,411.6	$1,364.0	$47.6

Pigment Segment — Net sales increased $43.1 million, or 3.4%, to $1,310.1 million during 2006 from $1,267.0 million during 2005. Approximately $28.0 million was due to an improved volume and mix of sales and approximately $15.1 million was due to increased average unit selling prices. Total volume increased 2.0%. Volume increased primarily in the Asia-Pacific region due to the overall strength of that market in 2006 and the impact, in 2005, of a temporary two-week shutdown of our Australian pigment plant in the fourth quarter of 2005. The unplanned shutdown was necessitated by a shutdown of our third-party process gas supplier. Volumes in Europe were relatively flat from year to year as the European economy started the year slowly and improved as the year progressed. Volumes in the U.S. were down from the prior year, in part due to 2005 volumes in the fourth quarter being unusually high as a result of the hurricanes and the shutdown of a competitor’s plant which followed. The increase in average unit selling price resulted from price increases in the early part of the year, following the hurricanes and plant shutdown. The overall average impact of foreign currency exchange rate changes was approximately $0.8 million when comparing the twelve month periods ending December 31, 2006 and 2005, respectively.

Electrolytic and Other Chemical Products Businesses — Net sales increased $4.5 million, or 4.6%, to $101.5 million during 2006 from $97.0 million during 2005. The increase was primarily due to increased sales of sodium chlorate, partially offset by lower sales of manganese dioxide. Sodium chlorate sales volumes increased 10.6% in addition to an increase in sales price. During 2006, we aggressively sought additional market share and increased prices to offset higher costs. We were able to increase sales prices and volumes by utilizing latent capacity at a restructured competitive cost structure. Manganese dioxide sales declined primarily due to a decrease in volumes of 17.4%, which is the result of record volumes in 2005 brought about by hurricane Katrina.

Gross Margin.  Gross margin decreased $53.3 million, or 24.2%, to $166.9 million during 2006 from $220.2 million during 2005. Gross margin percentage decreased to 11.8% in 2006 from 16.2% in 2005 primarily due to higher costs of production offset slightly by the improved pricing mentioned above. Increased production costs in our U.S. and European operations were primarily due to higher energy and process chemical costs. In our Australian operations, difficult mining conditions and a temporary shutdown of the Chandala kiln increased costs and reduced production, both of which increased per unit costs. The kiln had to be shut down to perform maintenance that had been scheduled for 2007, but had to be accelerated due to deterioration in the kiln.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.5 million, or 3.0%, to $118.7 million during 2006 from $115.2 million during 2005. The increase was mainly due to increased compensation and benefit costs, including costs related to stock-based awards, certain retention award programs, and increased retirement and other postretirement benefits expense. Partially offsetting the increase was a decrease in variable cash compensation, primarily the result of lower overall profits.

Restructuring Charges.  Restructuring charges in 2006 resulted from updating our estimates of closure costs (including timing) related to our former Mobile, Alabama, synthetic rutile facility and Savannah, Georgia, sulfate facility.

Arbitration Award Received.  The award in 2006 was related to an arbitration claim in the London Court of International Arbitration (“LCIA”) against Kemira, alleging breach of representations and warranties related to the acquisition of the TiO2 production facility in Savannah, Georgia. On November 15, 2006, we were notified that the

LCIA awarded us approximately $8.9 million in damages and interest. Legal expenses of $2.7 million in 2006 and $1.1 million in 2005 related to this lawsuit are included in Selling, General and Administrative Expenses.

Provision for Environmental Remediation and Restoration, net of Reimbursements.  The provision for environmental remediation and restoration, net of reimbursements, reflected income of $20.4 million in 2006 compared to an expense of $17.1 million in 2005. The income recognized in 2006 consisted of a $20.5 million reimbursement settlement of our claim against the U.S. for contribution of past costs for ammonium perchlorate remediation at our Henderson, Nevada, facility. During 2005, we recorded $11.4 million related to the remediation of ammonium perchlorate contamination at the Henderson, Nevada, facility and $5.6 million related to remediation of the Jacksonville, Florida, former agricultural chemical site, for soil removal and excavation. For further discussion see Note 17 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

Operating Profit (Loss).  The table below presents the change in operating profit (loss) from 2005 to 2006 of $3.3 million, or 3.7%, and is followed by a detailed segment discussion.

	2006	2005	$ Change
	(Millions of dollars)

Operating profit (loss) —
Pigment	$77.9	$101.5	$(23.6)
Electrolytic and other chemical products	25.3	(5.9)	31.2

Subtotal	103.2	95.6	7.6
Corporate and nonoperating sites	(18.6)	(2.1)	(16.5)
Provision for environmental remediation and restoration	—	(5.6)	5.6

Operating profit (loss)	$84.6	$87.9	$(3.3)

Pigment Segment — Operating profit for the year ended December 31, 2006, was $77.9 million a decrease of $23.6 million, from $101.5 million, in the same period of 2006. The decline in operating profit was primarily due to the higher costs of production, offset slightly by the improved pricing mentioned above. Increased production costs in our U.S. and European operations were primarily due to higher raw material, process chemical and energy costs at our manufacturing facilities around the world. Higher costs were primarily attributable to higher energy and process chemical costs. In our Australian operations, difficult mining conditions, and a temporary shutdown of the Chandala kiln increased costs and reduced production which increased per unit costs of sale. The kiln had to be shut down to perform maintenance that had been scheduled for 2007, but had to be accelerated due to increased deterioration in the kiln.

These higher costs were partially offset by lower selling, general and administrative expenses which decreased $21.6 million primarily due to a decrease in employee incentive compensation related to cash bonuses as a result of lower overall company profits, partially offset by increased other compensation and benefit costs, including costs related to stock-based awards, certain retention award programs, and increased retirement and other postretirement benefits expense.

Electrolytic and Other Chemical Products Businesses — Operating profit increased $31.2 million to a profit of $25.3 million during 2006 from a loss of $5.9 million during 2005. The change was primarily due to the $20.5 million recovery of past environmental remediation costs from the U.S. in 2006, compared to a net environmental provision of $11.4 million in 2005 related to ammonium perchlorate remediation associated with our Henderson, Nevada, facility. For the year, increased manufacturing costs more than offset the sales gains discussed above, and lower selling, general and administrative expenses. Higher costs are primarily related to higher feedstock, maintenance and energy costs.

Interest and Debt Expense.  Interest and debt expense increased $45.9 million to $50.4 million during 2006 from $4.5 million during 2005. The increase was due to interest on our unsecured notes and term loan facility that were entered into concurrent with the IPO in November 2005.

Other Income (Expense).  Other income increased $29.1 million to income of $13.9 million during 2006 from expense of $15.2 million during 2005. The change is mainly due to a $4.3 million increase in income from equity affiliates, the elimination of $14.7 million of interest expense allocated from affiliates during 2005 and foreign exchange gains during 2006 of $8.8 million compared to losses during 2005 of $3.0 million. Partially offsetting these favorable effects was a provision for litigation settlements of $3.7 million, in 2006, related to the Western Fertilizer case (see Note 17 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K).

Income Tax Provision.  The effective income tax rate was 48% for 2006 compared to 32% for 2005. The fiscal 2006 effective income tax rate was higher primarily due to the taxation of foreign operations, in particular, non-deductible differences and losses in certain foreign jurisdictions in which our actual tax rate is below the U.S. statutory rate. The foreign losses in relation to U.S. income are proportionately greater for 2006, contributing to the higher effective tax rate. The treatment of stock-based compensation as required under our Tax Sharing Agreement entered into in connection with our separation from Kerr-McGee also contributed to the higher effective rate.

Loss from Discontinued Operations.  Loss from discontinued operations decreased $2.4 million, or 8.7% to $25.2 million during 2006 from $27.6 million during 2005. In 2006, the loss from discontinued operations included $16.6 million, net of taxes, for legal fees and environmental costs associated with the company’s former forest products operations, additional environmental costs of $3.8 million, net of taxes, for groundwater remediation at a former nuclear fuels plant in Crescent, Oklahoma, and additional costs of $0.8 million, net of taxes, for erosion and vegetation studies related to former uranium mines at Riley Pass, South Dakota. The 2005 loss includes $17.7 million loss, net of taxes, on our former forest products operations, including legal costs of $4.8 million, net of taxes, and an environmental provision of $7.2 million, net of taxes, for additional soil volumes related to the Sauget, Illinois wood-treatment plant. The 2005 loss also includes a $5.2 million environmental provision, net of taxes, for pond closure, rock placement and surface water channels at the Ambrosia Lake, New Mexico, site associated with our formerly conducted uranium mining and milling operations (see Note 17 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K).

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales.  Total net sales were $1,364.0 million in 2005, compared to $1,301.8 million in 2004, which represents a 4.8% increase. This increase is detailed in the table below, followed by segment discussion.

	2005	2004	$ Change
	(Millions of dollars)

Net sales —
Pigment	$1,267.0	$1,208.4	$58.6
Electrolytic and other chemical products	97.0	93.4	3.6

Total Net sales	$1,364.0	$1,301.8	$62.2

Pigment Segment — Net sales increased $58.6 million, or 4.8%, in 2005 compared to 2004. Approximately $136.4 million of this increase was due to an increase in average selling prices of approximately 12%, partially offset by a decrease in volumes sold of $77.8 million. Stronger market conditions contributed to the improvement in pricing while the decline in volume was primarily attributable to the shutdown of our sulfate production facility in Savannah, Georgia, in 2004 and due to reduced volumes in the Asia-Pacific region resulting from increased volumes in the latter part of 2004 in advance of announced price increases and an unplanned temporary two-week shutdown of our Australian pigment plant in the fourth quarter of 2005 necessitated by a shutdown of our third-party process gas supplier. Approximately $4.0 million of the increase in average sales prices in 2005 was due to the effect of foreign currency exchange rates.

Electrolytic and Other Chemical Products Businesses — Net sales in 2005 were $97.0 million, an increase of $3.6 million compared to 2004, primarily due to increased sales of electrolytic manganese dioxide and lithium manganese oxide. Sales of manganese dioxide increased due to improvement in both volumes and price, while sales of lithium manganese increased due to improved volumes.

Gross Margin.  Gross margin in 2005 was $220.2 million compared to $132.9 million in 2004. As a percent of sales, gross margin increased to 16.1% in 2005 from 10.2% in 2004. The improved margin was primarily due to improved pricing in the pigment segment realized in 2005 and due to an inventory revaluation charge of $15.6 million recognized in 2004 in connection with the shutdown of our TiO2 sulfate production at our Savannah, Georgia, facility. (See further discussion under “Restructuring Charges” below.)

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.1 million in 2005 compared to 2004. Selling, general and administrative costs were higher in 2005 compared to 2004, primarily due to an increase in employee incentive compensation (including stock-based compensation), largely as a result of improved operating performance for the year.

Restructuring Charges.  In 2005, we had no restructuring charges. In 2004, we shut down our TiO2 sulfate production at our Savannah, Georgia, facility. Demand and prices for sulfate anatase pigments, particularly in the paper market, had declined in North America consistently during the previous several years. The decreasing volumes, along with unanticipated environmental and infrastructure issues discovered after we acquired the facility in 2000, created unacceptable financial returns for the facility and contributed to the decision to shut it down.

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

Provision for Environmental Remediation and Restoration, net of Reimbursements.  Provision for environmental remediation and restoration, net of reimbursements, was $17.1 million in 2005 compared to $4.6 million in the same period of 2004. The net provision in 2005 included $11.3 million related to remediation of ammonium perchlorate contamination associated with the Henderson, Nevada, facility. It was determined in 2005 that the groundwater remediation system at the Henderson facility would need to be operated and maintained over an extended time period and a provision was added for the closure of an ammonium perchlorate pond. The provision for environmental remediation and restoration also included a charge of $5.6 million in 2005 related to remediation of the former agricultural chemical Jacksonville, Florida, site for soil remediation and excavation (see “Environmental Matters — Environmental Costs” and Note 17 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K).

Operating Profit (Loss).  The table below presents the change in operating profit (loss) from 2004 to 2005 of $182.7 million and is followed by a detailed segment discussion below.

	2005	2004	$ Change
	(Millions of dollars)

Operating profit (loss) —
Pigment	$101.5	$(86.5)	$188.0
Electrolytic and other chemical products	(5.9)	(0.6)	(5.3)

Subtotal	95.6	(87.1)	182.7

Corporate and nonoperating sites	(2.1)	(5.5)	3.4
Provision for environmental remediation and restoration	(5.6)	(2.2)	(3.4)

Operating profit (loss)	$87.9	$(94.8)	$182.7

Pigment Segment — Operating profit in 2005 was $101.5 million, an increase of $188.0 million over the operating loss of $86.5 million in 2004. In addition to the $58.6 million increase in net sales discussed above, the improvement in operating results in 2005 was primarily attributable to the shutdown provisions incurred in 2004 of $123.0 million for the sulfate-process TiO2 production at the Savannah, Georgia, facility and $6.8 million of costs incurred in connection with the continued efforts to close the synthetic rutile plant in Mobile, Alabama. These improvements were partially offset by an increase in selling, general and administrative expenses of $5.0 million over 2004, primarily due to an increase in employee incentive compensation (including stock-based compensation), largely as a result of improved operating performance for the year.

Electrolytic and Other Chemical Products Businesses — Operating loss in 2005 was $5.9 million compared with an operating loss of $0.6 million in 2004. Operating performance declined primarily due to higher environmental costs of $9.1 million in 2005, related primarily to ammonium perchlorate remediation associated with our Henderson, Nevada, operations. Operating results were also impacted by higher selling, general and administrative expenses of $2.0 million attributable to increased litigation expenses and an increase in employee incentive compensation (including stock-based compensation), largely as a result of improved operating performance for the year. These higher costs were partially offset by $2.1 million lower operating costs in 2005 at our Henderson, Nevada, EMD manufacturing facility which incurred higher costs in 2004 when production recommenced after being temporarily curtailed in late 2003.

Interest and Debt Expense.  Interest and debt expense to outside parties increased to $4.5 million in 2005 from $0.1 million in 2004. The increase was due to interest on our unsecured notes and term loan facility that were entered into concurrent with the IPO in November 2005.

Other Income (Expense).  Other expenses, net, decreased $10.0 million from $25.2 million in 2004 to $15.2 million in 2005, primarily due to lower net fees incurred in connection with the accounts receivable securitization program that was terminated in April 2005, including a return of estimated fees previously paid in excess of actual costs incurred. Other expenses were also lower due to a decrease in losses attributable to changes in the exchange rates for both the euro and the Australian dollar.

Income Tax Benefit (Provision).  Our effective tax rate related to continuing operations for 2005 was 32.0% compared to 31.9% for 2004. During 2005, we repatriated $131.0 million in extraordinary dividends under the American Jobs Creation Act of 2004, resulting in recognition of income tax expense of $4.7 million. Our effective tax rate was reduced in 2005 by tax benefits and reductions in statutory rates recognized in foreign jurisdictions. On a stand-alone basis, our pro forma provision for income taxes related to continuing operations in 2005 would have been $19.1 million less than that determined under our allocation policy with Kerr-McGee. This decrease in income taxes was due primarily to income in the United States that would have been eliminated by our theoretical stand-alone net operating loss carry-forward, which we would not have previously recognized as a deferred tax asset.

Loss from Discontinued Operations.  Loss from discontinued operations, net of taxes, in 2005 was $27.6 million compared to $45.8 million in 2004. The loss in 2005 includes $17.7 million loss, net of taxes, on our former forest products operations, including an environmental provision of $3.2 million, net of taxes, for additional soil volumes related to the Sauget, Illinois, wood-treatment plant and $4.8 million, net of taxes, for litigation expenses. Also included is a $5.2 million environmental provision, net of taxes, for pond closure, rock placement and surface water channels at the former Ambrosia Lake, New Mexico, site associated with our formerly conducted uranium mining and milling operation (see “Environmental Matters — Environmental Costs” and Note 17 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K).

Financial Condition and Liquidity

The following table provides information for the analysis of our historical financial condition and liquidity:

	December 31,	December 31,	December 31,
	2006	2005	2004
	(Millions of dollars)

Current ratio(1)	1.9:1	2.1:1	1.7:1
Cash and cash equivalents	$76.6	$69.0	$23.8
Working capital(2)	382.2	404.4	240.2
Total assets(3)	1,823.4	1,758.3	1,595.9
Long-term debt	534.1	548.0	—
Stockholders’ equity(4)	437.3	489.0	889.9

(1)	Represents a ratio of current assets to current liabilities.

(2)	Represents excess of current assets over current liabilities.

(3)	Effective March 30, 2006, we assumed certain U.S. benefit plan obligations and received a transfer of related assets which resulted in increases in total assets of $122.8 million, stockholders’ equity of $2.1 million and total liabilities of $120.7 million.

(4)	Effective December 31, 2006, we adopted SFAS No. 158 which resulted in a reduction of stockholders’ equity of approximately $95 million ($145 million on a pretax basis).

Overview

Our primary cash needs are for working capital, capital expenditures, environmental cash expenditures and debt service under the senior secured credit facility, the unsecured notes and the note payable due July 2014 (See “Liquidity and Capital Resources” below). We believe that our cash flows from operations together with borrowings under our revolving credit facility, will be sufficient to meet these cash needs for the foreseeable future. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our cash flows from operations are less than we expect, we may need to raise additional capital. We may also require additional capital to finance our future growth and development, implement additional marketing and sales activities, and fund our ongoing research and development activities.

Additional debt or equity financing may not be available when needed on terms favorable to us or even available to us at all. We are restricted by the terms of the senior secured credit facility and the indenture governing the unsecured notes from incurring additional indebtedness. Under our tax sharing agreement with Kerr-McGee, if we enter into transactions during the two-year period following the Distribution which results in the issuance or acquisition of our shares, and the Internal Revenue Service subsequently determines that Section 355(e) of the Internal Revenue Code is applicable to the Distribution, we will be required to indemnify Kerr-McGee for any resulting tax liability.

We have an interest in The LandWell Company LP (“LandWell”), a limited partnership formed to market or develop land in the Henderson, Nevada, area. LandWell entered into an agreement in late 2004 to sell to Centex Homes approximately 2,200 contiguous acres of land in Henderson for eventual use as a new, mixed-use master planned community. We were notified that the general partner of LandWell received from Centex Homes on January 9, 2007, a letter giving notice of termination of the agreement, effective immediately. Since that time, LandWell has commenced negotiations with a number of parties who have interest in the development of either part or all of the 2,200 continguous acres; however, we do not currently anticipate any cash flows associated with this in 2007. LandWell continues to pursue zoning approval for the development plan, with the City of Henderson currently scheduled to approve zoning on June 12, 2007. This large parcel, in addition to other parcels available for sale by LandWell or under contract, is in the vicinity of our Henderson facility. Cash flows resulting from the sale of the 2,200 continguous acres area of land in the Henderson, Nevada, area must be used to pay down outstanding debt under our senior secured credit facility.

We are making progress in negotiations with interested parties for the sale of parcels of land which are 100% Tronox owned, including surplus land in the Henderson area, as well as other parcels across the U.S. In 2006, we were successful in selling a number of smaller parcels, including former gas station properties in the midwestern U.S. and we currently anticipate realizing cash flows associated with these parcels in 2007.

Liquidity and Capital Resources

Prior to November 28, 2005 (the IPO date), we participated in Kerr-McGee’s centralized cash management system and relied on Kerr-McGee to provide necessary cash financing. The related cash activity between us and Kerr-McGee has been reflected as net transfers with affiliates within financing activities in our consolidated and combined statement of cash flows. Additionally, as discussed below under “Cash Flows from Operating Activities,” prior to the IPO date, certain expenditures related to our operations were paid by Kerr-McGee on our behalf and, therefore, did not affect cash flows from operating, investing and financing activities reported in our consolidated and combined statement of cash flows. As such, the amounts of cash and cash equivalents, as well as cash flows from operating, investing and financing activities presented in our consolidated and combined financial statements, for the period prior to November 28, 2005, are not representative of the amounts that would have been required or generated by us as a stand-alone company.

In connection with our separation from Kerr-McGee, the net amount due from us to Kerr-McGee as of the IPO date was contributed by Kerr-McGee, forming a part of our continuing equity. Such net amounts due to Kerr-McGee that were outstanding at the balance sheet dates prior to our separation have been reflected in our consolidated and combined financial statements as a component of owner’s net investment in equity. Amounts due to or from Kerr-McGee arising from transactions subsequent to our separation through the expiration of the transition services agreement with Kerr-McGee have been settled in cash.

Of cash and cash equivalents at December 31, 2006, $51.3 million was held in the U.S. and $25.3 million was held in other countries. In 2005, $131 million of unremitted foreign earnings in Australia were repatriated as extraordinary dividends, as defined in the American Jobs Creation Act of 2004, and subsequently transferred to Kerr-McGee as part of its centralized cash management system. Until April 2005, we had an accounts receivable monetization program, which served as a source of liquidity up to a maximum of $165.0 million.

A significant portion of the company’s liquidity is concentrated in trade accounts receivable that arise from sales of TiO2 to customers in the paint and coatings industry. The industry concentration has the potential to impact the company’s overall exposure to credit risk, either positively or negatively, in that its customers may be similarly affected by changes in economic, industry or other conditions. The company performs ongoing credit evaluations of its customers, and uses credit risk insurance policies from time to time as deemed appropriate to mitigate credit risk but generally does not require collateral. The company maintains reserves for potential credit losses based on historical experience and such losses have been within expectations.

Credit Agreement.  In November 2005, our wholly-owned subsidiary, Tronox Worldwide LLC, entered into a senior secured credit facility. This facility consists of a $200 million six-year term loan facility and a five-year multicurrency revolving credit facility of $250 million. This facility is unconditionally and irrevocably guaranteed by us and Tronox Worldwide LLC’s direct and indirect material domestic subsidiaries. The facility is secured by a first priority security interest in certain domestic assets, including certain property and equipment, inventory and receivables of Tronox Worldwide LLC and the guarantors of the senior secured credit facility. The facility is also secured by pledges of the equity interest in Tronox Worldwide LLC and Tronox Worldwide LLC’s direct and indirect domestic subsidiaries and up to 65% of the voting and 100% of the non-voting equity interests in Tronox Worldwide LLC’s direct foreign subsidiaries and the direct foreign subsidiaries of the guarantors of the senior secured credit facility.

Interest on amounts borrowed under the senior secured credit facility is payable, at the company’s election, at a base rate or a LIBOR rate, in each case as defined in the agreement. The current margin applicable to LIBOR borrowings is 150 basis points and may range between 100 to 200 basis points depending on our credit rating. (See “Contractual Obligations and Commercial Commitments” below).

The terms of the credit agreement provide for customary representations and warranties, affirmative and negative covenants, and events of default. We were required to maintain compliance with the following financial covenants effective beginning in 2006 (in each case, as defined in the agreement):

•	Consolidated Total Leverage Ratio of no more than 3.75:1;

•	Consolidated Interest Coverage Ratio of at least 2:1; and

•	Capital Expenditures of no more than $100 million.

We were in compliance with these financial covenants at December 31, 2006. In March 2007, we requested and obtained approval for an amendment to the financial covenants in the credit agreement. The amendment maintains the original Total Leverage Ratio and the Interest Coverage Ratio at 3.75:1 and 2:1, respectively, through December 31, 2007. For fiscal year 2008, the Total Leverage Ratio must be no more than 3.50:1 and the Interest Coverage Ratio must be at least 2.5:1 in the first two quarters and 3.00:1 in the last two quarters. The amendment did not modify the limit on capital expenditures, which is $130 million in 2007 and 2008.

We are required, under the terms of the credit agreement, to remit a certain percentage of excess cash flow (“ECF Percentage,” as defined in the credit agreement) as a prepayment of the principal. As a result, we expect to prepay term loan principal of approximately $11.1 million in April 2007. This is in addition to the normal quarterly installments. Installment payments will total approximately $2 million in 2007.

Senior Unsecured Notes.  Also concurrently with the IPO, Tronox Worldwide LLC and Tronox Finance Corp. issued $350 million in aggregate principal amount of 9 1/2% senior unsecured notes due 2012 in a private offering. Interest on the notes is payable on June 1 and December 1 of each year. During the second quarter of 2006, we registered these notes with the Securities and Exchange Commission (the “SEC”) and subsequently completed an exchange of all notes and guarantees for publicly tradable notes and guarantees having substantially identical terms, on July 14, 2006. These notes are guaranteed by our material direct and indirect wholly-owned domestic subsidiaries.

Both the credit facility and the senior unsecured notes have limitations on the amount of cash dividends that we can pay to our stockholders. These limitations restrict cash payments of dividends to $5.0 million in the aggregate in any fiscal quarter and to $13.5 million in the aggregate in any fiscal year.

Note Payable due July 2014.  In July 2006, Tronox Western Australia Pty Ltd, our wholly-owned subsidiary, completed the purchase of a 50% undivided interest in additional mining tenements and related mining assets. We acquired the mine tenements by entering into an eight-year note payable agreement. As a result, we recorded noncash capital additions of approximately $9.4 million and have additional debt outstanding of $8.8 million, following a principal payment during the third quarter of 2006. The debt requires scheduled payments through 2014, with an early payment option at the end of 2007. Interest is currently accrued at the rate of 13.26% per annum on the outstanding balance as of the first day of January of each calendar year and is calculated through December 31, with payments made on July 28 of each year in which an installment is due.

Cash Flows

Net Cash Flows from Operating Activities.  Cash flows from operating activities in our consolidated and combined statement of cash flows for the period prior to the IPO date exclude certain expenditures incurred by Kerr-McGee on our behalf, such as income taxes, general corporate expenses, employee benefits and incentives, and net interest costs. Therefore, reported amounts are not representative of our cash flows from operating activities as a stand-alone company. For example, cash flows from operating activities for 2005 and 2004 exclude $27.2 million and $37.0 million, respectively, paid by Kerr-McGee for income taxes on our behalf. Additionally, 2005 and 2004 cash flows from operating activities exclude $48.0 million and $55.1 million, respectively, of general corporate expenses, employee benefits and incentives, and net interest costs associated with our continuing and discontinued operations. While such costs are reflected in our consolidated and combined statement of operations because they were allocated to us by Kerr-McGee, they did not result in cash outlays by us. As a stand-alone company, costs and expenses of this nature require the use of our cash and other sources of liquidity.

Cash flows from operating activities for 2006 were $111.6 million compared to $61.5 million for 2005. The $50.1 million increase in cash flows from operating activities for 2006, was due primarily to the impact of the termination of the accounts receivable monetization program in 2005 and a lower amount of net cash used from relative changes in our inventories in 2006 compared to 2005. This was partially offset by interest payments on long-term debt arrangements, timing of income tax payments, a decrease in environmental reimbursement receipts and cash bonus program payments in 2006. Termination of our accounts receivable monetization program resulted in an extension of the collection period for accounts receivable arising from pigment sales compared to the collection period of receivables prior to program termination. This had a one-time impact, in the 2005 period, of reducing our cash flows from operating activities related to the increase in our accounts receivable.

This one time impact from termination of our accounts receivable monetization program referenced above was the primary reason for the 2005 versus 2004 variance in cash flows from operating activities. Cash flows from operating activities also decreased in 2005 due to an increase in inventories at year-end 2005 compared to year-end 2004. The decrease in cash flows from operating activities caused by termination of our accounts receivables monetization program and increase in inventories was partially offset by decreased environmental expenditures of $24.1 million and an increase in environmental cost reimbursements of $20.9 million.

Net Cash Flows from Investing Activities.  Net cash used in investing activities for 2006, was $75.0 million, a decrease of $158.3 million compared to 2005. The decrease is due primarily to the collection of repurchased accounts receivable of $165.0 million contributed to us by Kerr-McGee in the 2005 period.

Capital expenditures in 2006 were $79.5 million, a decrease of $8.1 million compared to 2005. Significant projects in 2006 and 2005 included changes to the Uerdingen, Germany, pigment facility to convert waste to a saleable product and reduce raw material costs, upgrading the oxidation line at the Botlek, Netherlands, facility and process improvements at the Hamilton, Mississippi, facility for the purpose of producing a new grade of pigment for use in architectural paints.

Net cash provided by investing activities in 2005 was $83.3 million, an increase of $174.7 million from $91.4 million used in investing activities for 2004. The collection of repurchased accounts receivable that were contributed to us by Kerr-McGee resulted in an increase of $165.0 million in cash from investing activities in 2005.

Capital expenditures in 2007 are expected to be approximately $81 million, which includes capital for the planned expansion at our Kwinana, Western Australia, pigment plant and waste treatment upgrades at our Botlek, Netherlands, facility.

Net Cash Flows from Financing Activities.  Net cash used in financing activities was $19.6 million in 2006 and $103.3 million in 2005. The decrease in use of funds primarily resulted from becoming a stand-alone and self-supported company. The cash used in 2006 consisted primarily of principal payments related to our long-term debt of $11.1 million and the payment of $6.2 million in dividends. Of the total principal payment of $11.1 million, $8.0 million was paid under the optional prepayment provision of our credit agreement.

In 2005, we completed our IPO by issuing 17.5 million shares of Class A common stock which provided proceeds, net of issuance costs, of $226.0 million. Concurrent with the IPO, we issued $350.0 million in aggregate principal amount of 9 1/2% senior unsecured notes and entered into a senior secured credit facility consisting of a $200.0 million six-year term loan facility. Proceeds from the unsecured notes and the term loan facility provided $539.1 million in cash flow from financing activities in 2005, net of debt issuance costs. The net proceeds from our Class A common stock offering, unsecured notes and term loan facility were distributed to Kerr-McGee in the amount of $761.8 million. Net transfers to Kerr-McGee were $106.6 million in 2005 and $131.1 million in 2004.

Off-Balance Sheet Arrangements

We have entered into agreements that require us to indemnify third parties for losses related to environmental matters, litigation and other claims. We have recorded no material obligations in connection with such indemnification obligations as none are currently evaluated as probable of loss. In addition, pursuant to the MSA, we will be required to indemnify Kerr-McGee for all costs and expenses incurred by it arising out of or due to our environmental and other liabilities other than such costs and expenses reimbursable by Kerr-McGee pursuant to the MSA. At December 31, 2006, we had outstanding letters of credit in the amount of approximately $67.8 million.

These letters of credit have been granted to us by financial institutions to support our environmental clean-up costs and miscellaneous operational and severance requirements in international locations. As of February 28, 2007, we had outstanding letters of credit in the amount of $67.9 million.

Outlook

Given the recent moderate economic growth worldwide, the company’s outlook for 2007 is continuing to evolve. Due to the slowdown in the housing sector and its effects, the U.S. economy is expected to remain soft for the first half of 2007 but may begin to turn around in the second half of 2007. Western Europe and Japan ended 2006 on a strong note but are expected to soften to more trend-like levels over the course of 2007 due to weaker external demands and appreciating currencies. Emerging markets, led by China and India, are expected to continue experiencing strong growth during 2007 but will likely also see a slight softening from their 2006 levels.

Contractual Obligations and Commercial Commitments

In the normal course of business, we enter into operating leases, purchase obligations and borrowing arrangements. Operating leases primarily consist of the rental of railcars, office space and production equipment. Purchase obligations are agreements to purchase goods or services that are enforceable, legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. We are also obligated under an employee benefits agreement with Kerr-McGee to maintain the Material Features (as defined in the employee benefits agreement) of the U.S. postretirement plan without change for a period of three years following the effective date of the Distribution. Based on the actuarially determined obligations under that plan, we expect contributions to be approximately $11 million for each of the next five years.

The aggregate future payments under these borrowings, contracts and other arrangements (including all U.S. nonqualified and foreign pension and postretirement obligations) as of December 31, 2006, are summarized in the following table:

	Payments Due by Period
			2008	2010	After
Type of Obligation	Total	2007	-2009	-2011	2011
	(Millions of dollars)

Long-term debt, including current portion	$548.8	$14.7	$5.4	$186.5	$342.2
Interest payments on current and long-term debt(1)	271.5	49.3	97.6	90.6	34.0
Pension and postretirement payments	148.0	13.5	28.4	29.3	76.8
Operating leases	57.9	9.8	17.3	13.1	17.7
Purchase obligations:
Ore contracts	566.8	185.8	281.1	81.5	18.4
Other purchase obligations	401.8	110.4	190.1	85.5	15.8

Total	$1,994.8	$383.5	$619.9	$486.5	$504.9

(1)	Interest on the $200 million variable-rate term loan is calculated at the weighted average rate on outstanding borrowings under the term loan which was 6.8% at December 31, 2006. Interest on the $350 million senior unsecured notes is calculated at a fixed rate of 9.5% on the aggregate principle amount. Interest on the variable-rate note payable is currently calculated at 13.26% of principal. See Note 6 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K for additional discussion regarding long-term debt.

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

Sites at which we have environmental responsibilities include sites that have been designated as Superfund sites by the U.S. EPA pursuant to CERCLA and that are included on the National Priority List (“NPL”). As of December 31, 2006, we had received notices that we had been named a PRP with respect to 12 existing EPA Superfund sites on the NPL that require remediation. We do not consider the number of sites for which we have been named a PRP to be the determining factor when considering our overall environmental liability.

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

Legacy Businesses

Historically, we have engaged in businesses unrelated to our current primary business, such as the treatment of forest products, the production of ammonium perchlorate, the refining and marketing of petroleum products, offshore contract drilling, coal mining and the mining, milling and processing of nuclear materials. Although we are no longer engaged in such businesses, residual obligations with respect to certain of these businesses still exist, including obligations related to compliance with environmental laws and regulations, including the Clean Water Act, the Clean Air Act, the Atomic Energy Act, CERCLA and the Resource Conservation and Recovery Act. These laws and regulations require us to undertake remedial measures at sites of current and former operations or at sites where waste was disposed. For example, we are required to conduct decommissioning and environmental remediation at certain refineries, production and distribution facilities and service stations previously owned or operated before exiting the refining and marketing business in 1995. We also are required to conduct decommissioning and remediation activities at sites where we were involved in the exploration, production, processing or sale of minerals, including uranium and thorium compounds and at sites where we were involved in the production and sale of ammonium perchlorate. Additionally, we are decommissioning and remediating our former wood-treatment facilities as part of our exit from the forest products business. For a description of the decommissioning and remediation activities in which we currently are engaged, see “Environmental Costs” below and Notes 5 and 17 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

Environmental Costs

Expenditures for environmental protection and cleanup for each of the last three years and for the three-year period ended December 31, 2006, are as follows:

	Year Ended December 31,
	2006	2005	2004	Total
	(Millions of dollars)

Cash expenditures of environmental reserves	$56.2	$61.1	$85.2	$202.5
Recurring operating expenses	45.8	41.4	33.4	120.6
Capital expenditures	21.0	19.7	21.5	62.2

Recurring operating expenses are expenditures related to the maintenance and operation of environmental equipment such as incinerators, waste treatment systems and pollution control equipment, as well as the cost of materials, energy and outside services needed to neutralize, process, handle and dispose of current waste streams at our operating facilities. These operating and capital expenditures are necessary to ensure that ongoing operations are handled in an environmentally safe and effective manner.

In addition to past expenditures, reserves have been established for the remediation and restoration of active and inactive sites where liability is probable and future costs to be incurred are reasonably estimable. For environmental sites, we consider a variety of matters when setting reserves, including the stage of investigation; whether EPA or another relevant agency has ordered action or quantified cost; whether we have received an order to conduct work; whether we participate as a PRP in the Remedial Investigation/Feasibility Study (“RI/FS”) process and, if so, how far the RI/FS has progressed; the status of the record of decision by the relevant agency; the status of site characterization; the stage of the remedial design; evaluation of existing remediation technologies; the number and financial condition of other potentially responsible parties (“PRPs”); and whether we can reasonably evaluate costs based on a remedial design or engineering plan.

After the remediation work has begun, additional accruals or adjustments to costs may be made based on any number of developments, including revisions to the remedial design; unanticipated construction problems; identification of additional areas or volumes of contamination; inability to implement a planned engineering design or to use planned technologies and excavation methods; changes in costs of labor, equipment or technology; any additional or updated engineering and other studies; and weather conditions. Additional reserves of $56.4 million, $69.0 million and $81.4 million were added in 2006, 2005 and 2004, respectively, for active and inactive sites.

As of December 31, 2006, our financial reserves for all active and inactive sites totaled $223.9 million. In the Consolidated Balance Sheet at December 31, 2006, included in Item 15 (a) of this annual report on Form 10-K, $128.6 million of the total reserve is classified as Noncurrent Liabilities-Environmental remediation or restoration, and the remaining $95.3 million is included in accrued liabilities. We believe we have reserved adequately for the reasonably estimable costs of known environmental contingencies. However, additional reserves may be required in the future due to the previously noted uncertainties.

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

The following table reflects our portion of the known estimated costs of investigation, remediation or claims that are probable and estimable. The table summarizes EPA Superfund NPL sites where we have been notified we are a PRP under CERCLA and other sites for which we had financial reserves recorded at year-end 2006. In the table, aggregated information is presented for other sites (each of which has a remaining reserve balance of less than $3 million). Sites specifically identified in the table below are discussed in Note 17 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

	Total	Remaining
	Expenditures	Reserve
	through	Balance at
	December 31,	December 31,
Location of Site	2006	2006	Total
	(Millions of dollars)

EPA Superfund sites on NPL
West Chicago, Illinois (Vicinity areas)	$163.6	$64.4	$228.0
Manville, New Jersey	0.6	35.0	35.6
Other superfund sites	70.1	6.5	76.6

Total	$234.3	$105.9	$340.2

Sites under consent order, license or agreement, not on EPA Superfund NPL
West Chicago, Illinois (Former manufacturing facility)	$447.9	$10.4	$458.3
Cushing, Oklahoma	148.4	10.4	158.8
Henderson, Nevada	135.2	28.4	163.6
Ambrosia Lake, New Mexico	30.6	8.5	39.1
Crescent, Oklahoma	50.8	10.8	61.6
Sauget, Illinois	9.6	6.8	16.4
Cleveland, Oklahoma	18.9	3.9	22.8
Jacksonville, Florida	4.7	5.3	10.0
Other sites	211.2	33.5	244.7

Total	$1,057.3	$118.0	$1,175.3

Total of all sites with reserves	$1,291.6	$223.9	$1,515.5

West Chicago, Illinois (Vicinity Areas).  Remediation of thorium tailings at the Residential Areas and Reed-Keppler Park and the Sewage Treatment Plant is substantially complete. Cleanup of thorium tailings at Kress Creek is ongoing.

Amounts reported in the table for the West Chicago sites are not reduced for actual or expected reimbursement from the U.S. government under Title X of the Energy Policy Act of 1992 (“Title X”), described in Note 17 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

Manville, New Jersey.  EPA led remediation of the former impoundments and residential areas has been completed. The remediation of the former process area (currently a non-related commercial property) is ongoing with completion expected in 2008. We are engaged in mediation with EPA and DOJ with respect to the government’s claim for response costs.

Amounts reported in the table for the Manville, New Jersey, site are not reduced for actual or expected reimbursement from Anadarko Petroleum Corporation, on behalf of Kerr-McGee, under the MSA described in Note 17 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

Other Superfund Sites.  Sites where we have been named a PRP, including landfills, wood-treating sites, a mine site and an oil recycling refinery. These sites are in various stages of investigation/remediation.

West Chicago, Illinois (Former Manufacturing Facility).  Excavation, removal and disposal of contaminated soils at former thorium mill are substantially complete. The site will be used for moving material from the Kress Creek remediation site. Surface restoration and groundwater monitoring and remediation are expected to continue for approximately eight years.

Amounts reported in the table for the West Chicago sites are not reduced for actual or expected reimbursement from the U.S. government under Title X, described in Note 17 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

Cushing, Oklahoma.  The site NRC license has been terminated allowing avoidance of future maintenance costs. Investigation of and remediation addressing hydrocarbon contamination is continuing.

Henderson, Nevada.  Groundwater treatment to address ammonium perchlorate contamination is being conducted under consent order with Nevada Division of Environmental Protection (NDEP). An environmental conditions assessment of the Henderson site is being conducted under the terms of a consent agreement with NDEP.

Amounts reported in the table for the Henderson, Nevada, site are not reduced for actual or expected reimbursement from the U.S. government under a consent decree settlement nor for expected insurance policy recoveries, described in Note 17 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

Ambrosia Lake, New Mexico.  Uranium mill tailings and selected pond sediments have been consolidated and capped onsite. A request to end groundwater treatment and a decommissioning plan for impacted soils has been approved by the NRC.

Crescent, Oklahoma.  Buildings and soil decommissioning is complete. A work plan to address limited on-site radionuclide contamination of groundwater is under review by the NRC.

Sauget, Illinois.  Soil and sediment remediation of wood-treatment related contamination is ongoing. Final pond closure and groundwater investigation will follow.

Cleveland, Oklahoma.  Facility is dismantled and certain interim remedial measures to address air, soil, surface water and groundwater contamination are complete. Design of on-site containment cell has been approved.

Jacksonville, Florida.  Remedial investigation of a former manufacturing and processing site for fertilizers, pesticides and herbicides completed. Feasibility study with recommended remediation activities is under review by the U.S. EPA.

Other sites.  Sites related to wood-treatment, chemical production, landfills, mining, and oil and gas refining, distribution and marketing. These sites are in various stages of investigation/remediation.

There may be other sites where we have potential liability for environmental-related matters but for which we do not have sufficient information to determine that the liability is probable or reasonably estimable. We have not established reserves for such sites.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions regarding matters that are inherently uncertain and that ultimately affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Generally, accounting rules do not involve a selection among alternatives, but involve a selection of the appropriate policies for applying the basic principles. The estimates and assumptions are based on management’s experience and understanding of current facts and circumstances. These estimates may differ from actual results. Certain of our accounting policies are considered critical as they are both important to reflect the company’s financial position and results of operations and require significant or complex judgment on the part of management. The following is a summary of certain accounting policies considered critical by the management of the company.

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

Long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate that carrying value may be greater than future net cash flows. Such evaluations involve a significant amount of judgment since the results are based on estimated future events, such as sales prices, costs to produce the products, the economic and regulatory climates and other factors. We cannot predict when or if future impairment charges will be required for held-for-use assets.

Restructuring and Exit Activities

We have recorded charges in recent periods in connection with closing facilities and workforce reduction programs. With the exception of asset retirement obligations, these charges are recorded when management commits to a plan and incurs a liability related to the plan. Estimates for plant closing include write-down of inventory value, write-down of property, plant and equipment, any necessary environmental or regulatory costs, contract termination and severance costs. Asset retirement obligations are recorded in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” Estimates for workforce reductions are recorded based on estimates of the number of positions to be terminated, termination benefits to be provided, estimates of any enhanced benefits provided under pension and postretirement plans and the period over which future service will continue, if any. We evaluate the estimates on a quarterly basis and adjust the reserves when information indicates that the estimates are above or below the initial estimates. For additional information regarding workforce reduction programs, exit activities and asset retirement obligations, see Notes 5 and 7 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

Environmental Remediation and Other Contingency Reserves

Our management makes judgments and estimates in accordance with applicable accounting rules when it establishes reserves for environmental remediation, litigation and other contingent matters. Provisions for such matters are charged to expense when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. Estimates of environmental liabilities, which include the cost of investigation and remediation, are based on a variety of matters, including, but not limited to, the stage of investigation, the stage of the remedial design, the availability of existing remediation technologies, presently enacted laws and regulations and the state of any related legal or administrative investigation or proceedings. In future periods, a number of factors could significantly change our estimate of environmental remediation costs, such as changes in laws and regulations or relevant clean-up levels, revisions to the remedial design, unanticipated construction problems, identification of additional areas or volumes of contamination, increases in labor, equipment and technology costs, changes in the financial condition of other potentially responsible parties and the outcome of any related legal and administrative proceedings or alternative dispute resolution proceedings (including mediation) to which we are or may become a party. Consequently, it is not possible for us to reliably estimate the amount and timing of all future expenditures related to environmental or other contingent matters and actual costs could exceed our current reserves.

Before considering reimbursements of our environmental costs discussed below, we provided $56.4 million, $69.0 million and $81.4 million pretax for environmental remediation and restoration costs in 2006, 2005 and 2004, respectively, including provisions of $55.8 million, $29.9 million and $75.7 million in 2006, 2005 and 2004, respectively, related to former businesses reflected as a component of loss from discontinued operations.

To the extent costs of investigation and remediation are recoverable from the U.S. government or Kerr-McGee, and have been incurred or are recoverable under certain insurance policies or from other parties and such recoveries are deemed probable, we record a receivable. In considering the probability of receipt, we evaluate our historical experience with receipts, as well as our claim submission experience. At December 31, 2006, estimated recoveries of environmental costs recorded in the Consolidated and Combined Balance Sheet totaled $71.4 million. Provisions for environmental remediation and restoration in the Consolidated and Combined Statement of Operations were reduced by $53.1 million, $34.3 million and $14.2 million in 2006, 2005 and 2004, respectively, for estimated recoveries, including recoveries of $32.1 million, $12.3 million and $14.2 million in 2006, 2005 and 2004, respectively, related to former businesses reflected as a component of loss from discontinued operations.

For additional information about contingencies, refer to “Environmental Matters” above and Note 17 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

Income Taxes

We have operations in several countries around the world and are subject to income and similar taxes in these countries. The estimation of the amounts of income tax to be recorded by the company involves interpretation of complex tax laws and regulations, evaluation of tax audit findings and assessment of how the foreign taxes affect domestic taxes. Although we believe our tax accruals are adequate, differences may occur in the future, depending on the resolution of pending and new tax matters.

The closing of the IPO resulted in our deconsolidation from Kerr-McGee under U.S. federal income tax laws. We continued as a member included in the U.S. federal consolidated income tax return of Kerr-McGee up to the deconsolidation date. Prior to the deconsolidation date, we had not been a party to a tax-sharing agreement with Kerr-McGee but had consistently followed an allocation policy whereby Kerr-McGee had allocated its members of the consolidated return provisions and/or benefits based upon each member’s taxable income or loss. This allocation methodology resulted in the recognition of deferred assets and liabilities for the differences between the financial statement carrying amounts and their respective tax basis, except to the extent for deferred taxes on income considered to be permanently reinvested in foreign jurisdictions. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Kerr-McGee had allocated current tax benefits to the members of its consolidated return, including us, that had generated losses that were utilized or expected to be utilized on the U.S. federal consolidated income tax return. The income taxes presented as a result of this allocation methodology are not consistent with that calculated on a stand-alone tax return basis. In addition, Kerr-McGee managed its tax position for the benefit of its entire portfolio of businesses, and its tax strategies were not necessarily reflective of those tax strategies that we would have followed or are following as a stand-alone company.

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

Under U.S. federal income tax laws, we and Kerr-McGee are jointly and severally liable for Kerr-McGee’s federal income taxes attributable to the periods prior to and including the taxable year ending December 31, 2005. If Kerr-McGee fails to pay the taxes attributable to it under the tax sharing agreement for periods prior to and including its 2005 taxable year, we could be liable for any part of, including the whole amount of, these tax liabilities. The company has not provided for taxes relating to Kerr-McGee that it would not otherwise be liable for under the terms of the tax sharing agreement.

Pension and Postretirement Accounting

We currently provide pension and postretirement benefits for qualifying employees worldwide. These plans are accounted for and disclosed in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other

Than Pensions” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — An Amendment of FASB Statements No. 87, 88 and 106 (revised),” all of which were amended by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” in 2006. See New Pension and Postretirement Accounting Standard below.

U.S. Plans

As of March 30, 2006, we separated from Kerr-McGee and established certain funded and unfunded U.S. benefit plans to cover our U.S. employees who previously participated in certain U.S. benefit plans sponsored by Kerr-McGee. In order to establish the appropriate amounts on our balance sheet and estimate net periodic cost for the remainder of 2006, an actuarial analysis was performed as of March 31, 2006, and again as of December 31, 2006, based on assumptions developed by management.

The following are considered significant assumptions related to our retirement and postretirement plans, with a brief description of the methodology used by management to develop the significant assumptions included below:

•	Discount rate;

•	Expected long-term rate of return (applies to our U.S. qualified plan only); and

•	Rate of compensation increases.

Discount Rate.  We selected discount rates of 6% and 5.75% as of March 31, 2006, and December 31, 2006, respectively, for our U.S. plans based on the results of a cash flow matching analysis which projected the expected cash flows of the plans using the Citigroup Pension Discount Curves as of those dates.

Expected Long-term Rate of Return.  The estimated long-term rate of return assumption used in the determination of net periodic cost for the period from March 31, 2006, through December 31, 2006, was 8%. This rate was developed after reviewing both a capital asset pricing model using historical data and a forecasted earnings model. An expected return analysis is performed which incorporates the current portfolio allocation, historical asset-class returns and an assessment of expected future performance using asset-class risk factors. We also selected 8% as of December 31, 2006, to be used in the determination of net periodic cost for the 2007 annual period.

Rate of Compensation Increases.  Our estimated rate of compensation increases was 3.5% at both March 31 and December 31, 2006, based on our long-term plans for compensation increases and expected economic conditions, including the effects of merit increases, promotions and general inflation.

The above assumptions are specific to us and our employee groups covered, and, therefore, are expected to be different from assumptions formed by Kerr-McGee for its plans. Application of such assumptions by us may result in different amounts of net periodic cost (benefit) recognized in our financial statements in future periods compared to the net periodic cost (benefit) historically allocated to us by Kerr-McGee. It is estimated that total U.S. net periodic cost for the annual 2007 period will be approximately $13 million. See Note 15 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

The following table shows the impact of changes in the primary assumptions used in actuarial calculations associated with our pension and other postretirement benefits. The net periodic cost (benefit) amounts reflect the impact on net periodic cost (benefit) for the nine-month period ending December 31, 2006, following the establishment of our benefit plans. The projected benefit obligation (“PBO”) amounts reflect the impact on the projected benefit obligation as of December 31, 2006.

	Pension Benefits(1)		Other Postretirement Benefits
	Net Periodic	Projected		Accumulated
	Cost	Benefit	Net Periodic Cost	Postretirement
	(Benefit)	Obligation	(Benefit)	Benefit Obligation
	(Millions of dollars)

Increase of 0.5% in —
Discount rates	$(0.4)	$(25.6)	$(0.3)	$(7.3)
Expected return on plan assets	(1.7)	—	—	—
Rate of compensation increase	0.5	5.9	—	0.1
Decrease of 0.5% in —
Discount rates	$2.0	$28.5	$0.3	$8.0
Expected return on plan assets(2)	1.7	—	—	—
Rate of compensation increase	(0.5)	(5.6)	—	(0.1)
Change in health care cost trend rate of 1%
Increase	$—	$—	$0.5	$10.3
Decrease	—	—	(0.4)	(8.7)

(1)	The sensitivity analysis reflects only the impact of assumption changes on our U.S. qualified retirement plan. While we sponsor other retirement plans for its U.S. employees, the PBO for the U.S. qualified retirement plan at December 31, 2006, represented approximately 98% of the total PBO for all U.S. retirement plans.

(2)	If the actual return on plan assets was one percent lower than the expected return, our expected cash contributions to our pension and other postretirement benefit plans would not significantly change.

Foreign Benefit Plans

We currently provide defined benefit retirement plans for qualifying employees in Germany (unfunded) and the Netherlands (funded). The various assumptions used and the attribution of the costs to periods of employee service are fundamental to the measurement of net periodic cost and pension obligations associated with the retirement plans.

The following are considered significant assumptions related to our foreign retirement plans, with brief discussion below:

•	Discount rate;

•	Expected long-term rate of return (applies to our plan in the Netherlands only); and

•	Rate of compensation increases.

The discount rate assumption of 4.5% as of December 31, 2006, is based on long-term local corporate bond index rates that correlate with anticipated cash flows associated with future benefit payments. The expected long-term rate of return assumption for the Netherlands plan is developed considering the portfolio mix and country-specific economic data that includes the expected long-term rates of return on local government and corporate bonds. We determine rate of compensation increases assumption based on our long-term plans for compensation increases specific to employee groups covered.

Other factors considered in developing actuarial valuations include long-term inflation rates, retirement rates, mortality rates and other factors. The expected long-term inflation rates are based on an evaluation of external market indicators. Retirement rates are based primarily on actual plan experience. Additional information regarding the significant assumptions relevant to the determination of the net periodic pension cost, which is expected to be approximately $4 million for 2007, and the actuarially determined present value of the benefit obligations is included in Note 15 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

New Pension and Postretirement Accounting Standard

As discussed in Notes 2 and 15 in Item 15 (a) of this annual report on Form 10-K, the Financial Accounting Standards Board (“FASB”) has recently issued a new accounting standard impacting the accounting for retirement plans. As of December 31, 2006, previously unrecognized gains or losses and prior service costs or credits are recognized as a component of accumulated other comprehensive income in the company’s balance sheet. As a result of adopting this standard effective December 31, 2006, our total assets were reduced by approximately $106 million, current and noncurrent liabilities were reduced in total by approximately $11 million and stockholders’ equity was reduced by approximately $95 million (net of taxes), which represents unrecognized net actuarial losses and prior service costs. For more information related to this new standard, see Note 15 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

New/Revised Accounting Standards

Uncertain Tax Positions.  In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“SFAS No. 109”). FIN No. 48 is effective for fiscal years beginning after December  15, 2006, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. SFAS No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an uncertain tax position must meet in order to be recognized in an enterprise’s financial statements. The interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The company is currently analyzing the impact of adopting FIN No. 48 on its financial statements and will complete such analysis during the first quarter of 2007.

Fair Value Measurement.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are reviewing SFAS No. 157 to determine the statement’s impact on our consolidated financial statements.

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.” We are currently assessing whether or not we will choose to implement the provisions of this standard and what the financial statement impact would be, if any. If we choose to implement this standard, the effective date would be January 1, 2008.

Accounting Changes.  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require that, unless it is impracticable to do so, a change in an accounting principle be applied retrospectively to prior periods’ financial statements for all voluntary changes in accounting principles and upon adoption of a new accounting standard if the standard does not include specific transition provisions. SFAS No. 154 supersedes APB No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principles be recognized by including in the current period’s net income (loss) the cumulative effect of changing to the new accounting principle. SFAS No. 154 also provides that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in an accounting principle. SFAS No. 154 is applicable to accounting changes and error corrections made by the company effective January 1, 2006.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks, including credit risk, from fluctuations in foreign currency exchange rates and natural gas prices. To reduce the impact of these risks on earnings and to increase the predictability of cash flows, from time to time, we enter into derivative contracts, primarily forward contracts to buy and sell foreign currencies. In addition to information included in this section, see Notes 2 and 11 to the Consolidated and Combined Financial Statements included in Item 15 (a) of this annual report on Form 10-K.

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

The following table presents the notional amounts at the contract exchange rates and the weighted-average contractual exchange rates for contracts to purchase (sell) foreign currencies outstanding at year-end 2006 and 2005. All amounts are U.S. dollar equivalents. The estimated fair value of our foreign currency forward contracts is based on the year-end forward exchange rates quoted by financial institutions. At December 31, 2006 and 2005, the net fair value of our foreign currency forward contracts was nil and an asset of $0.7 million, respectively. The table below presents information on open foreign exchange contracts as of the date indicated.

		Weighted-
	Notional	Average
	Amount	Contract Rate
	(Millions of dollars)

December 31, 2006, maturing in 2007:
Euro	$(24)	1.3044
Australian dollar	8	.7553
December 31, 2005, maturing in 2006:
Euro	$(17)	1.2523
Australian dollar	5	.7539

Interest Rate Risk

We are exposed to changes in interest rates, primarily as a result of our debt obligations. The fair value of our fixed-rate debt is affected by changes in market interest rates. Our variable-rate debt exposes us to the risk of higher interest rate increases. Based on the current mix of variable and fixed-rate debt, we do not expect the impact of changes to be material to our earnings or cash flows.

The table below presents principle amounts and weighted-average interest rates by maturity date for the company’s debt obligations outstanding at December 31, 2006:

								Fair
						There-		Value
	2007	2008	2009	2010	2011	After	Total	12/31/06
	(Millions of dollars)

Fixed-rate debt —
Principal amount	$—	$—	$—	$—	$—	$350.0	$350.0	$369.3
Interest rate	—%	—%	—%	—%	—%	9.50%	9.50%
Variable-rate debt —
Principal amount	$3.6	$2.6	$2.8	$3.0	$183.5	$3.3	$198.8	$198.8
Weighted-average interest rate	9.83%	8.57%	8.86%	9.09%	6.88%	13.26%	7.12%

Natural Gas Derivatives

To reduce the risk of fluctuations in the natural gas prices and increase predictability of cash flows, from time to time, we enter into financial derivative instruments that generally fix the commodity prices to be paid for a portion of our forecasted natural gas purchases. These contracts have been designated and qualified as cash flow hedges. As such, the resulting changes in fair value of these contracts, to the extent they are effective in achieving their risk management objective, are recorded in accumulated other comprehensive income. At December 31, 2006 and 2005, the fair value of natural gas derivatives included in our Consolidated Balance Sheet was a liability of $2.5 million and $1.4 million, respectively. These amounts will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., reported as cost of goods sold when inventory is sold). The following table presents the forecasted percentage hedged and the weighted average price per MMBtu for contracts outstanding at December 31, 2006, to purchase natural gas for our U.S. operations.

	U.S. Natural gas purchases
		Average
		Contract Price
	% Hedged	$/MMBtu

Q1, 2007	88%	$8.13
Q2, 2007	51%	$7.60
Q3, 2007	31%	$7.32
Q4, 2007	30%	$7.92

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15 (a) hereof are incorporated herein by reference and are filed as part of this report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)  As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic SEC filings.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting:  The company’s management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on the assessment using those criteria, management concluded that, as of December 31, 2006, the company’s internal control over financial reporting was effective. The company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated and combined financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of the company’s internal control over financial reporting. Their report on the audit of internal control over financial reporting appears on page F-2 of this Annual Report on Form 10-K and their report on the audit of the consolidated and combined financial statements appears on page F-3 of this Annual Report on Form 10-K.

(c)  Changes in Internal Control Over Financial Reporting:  The company outsourced its U.S. payroll processing in October 2006. The company had internal controls in place during this transition to ensure integrity of the data and tests were performed to substantiate data integrity, financial reports and effectiveness of the processes. The company has adapted its internal controls for this change to ensure proper financial reporting. As a result, management believes the outsourcing did not materially affect the company’s internal control over financial reporting. There were no other changes in the company’s internal control over financial reporting that occurred during the company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance

The information called for by this Item 10 is incorporated herein by reference to the definitive proxy statement to be filed by the company pursuant to Regulation 14A of the General rules and Regulations under the Securities Exchange Act of 1943 not later than April 27, 2007.

Item 11.	Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the definitive proxy statement to be filed by the company pursuant to Regulation 14A of the General rules and Regulations under the Securities Exchange Act of 1943 not later than April 27, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated herein by reference to the definitive proxy statement to be filed by the company pursuant to Regulation 14A of the General rules and Regulations under the Securities Exchange Act of 1943 not later than April 27, 2007.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information called for by this Item 13 is incorporated herein by reference to the definitive proxy statement to be filed by the company pursuant to Regulation 14A of the General rules and Regulations under the Securities Exchange Act of 1943 not later than April 27, 2007.

Item 14.	Principal Accountant Fees and Services

The information called for by this Item 14 is incorporated herein by reference to the definitive proxy statement to be filed by the company pursuant to Regulation 14A of the General rules and Regulations under the Securities Exchange Act of 1943 not later than April 27, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  1. and 2. Index to Financial Statements and Financial Statement Schedule

An “Index to Financial Statements and Financial Statement Schedule” has been filed as a part of this Form 10-K Annual Report on page F-1 hereof. Certain financial statement schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto filed as part of this report.

3.  Exhibits

2.1		Master Separation Agreement, dated as of November 28, 2005, among Kerr-McGee Corporation, Kerr-McGee Worldwide Corporation, and Tronox Incorporated (incorporated by reference to Exhibit 2.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
3.1		Amended and restated Certificate of Incorporation of Tronox Incorporated (incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
3.2		Amended and Restated Bylaws of Tronox Incorporated (incorporated by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
4.1		Rights Agreement, dated as of November 28, 2005, between Kerr-McGee Corporation and Tronox Incorporated (incorporated by reference to Exhibit 4.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10	.1**	Compensation arrangements for the named executive officers of Tronox Incorporated (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).
10	.2**	Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Thomas W. Adams (incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).
10	.3**	Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Marty J. Rowland (incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).
10	.4**	Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Mary Mikkelson (incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).
10	.5**	Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Roger G. Addison (incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).
10	.6**	Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Robert Y. Brown (incorporated by reference to Exhibit 10.6 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).
10	.7**	Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Gregory E. Thomas (incorporated by reference to Exhibit 10.7 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).
10.8		Registration Rights Agreement, dated as of November 28, 2005, between Kerr-McGee Corporation and Tronox Incorporated (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10.9		Transitional License Agreement, dated as of November 28, 2005, among Kerr-McGee Worldwide Corporation and Tronox Incorporated (incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

10.10		Tax Sharing Agreement, dated as of November 28, 2005, among Kerr-McGee Corporation and Tronox Incorporated (incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10	.11**	Employee Benefits Agreement, dated as of November 28, 2005, among Kerr-McGee Corporation and Tronox Incorporated (incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10.12		Transition Services Agreement, dated as of November 28, 2005, among Kerr-McGee Corporation, Kerr-McGee Worldwide Corporation and Tronox Incorporated (incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10.13		Credit Agreement, dated as of November 28, 2005, among Tronox Incorporated, Tronox Worldwide LLC and Lehman Brothers Inc. and Credit Suisse (incorporated by reference to Exhibit 10.6 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10.14		Indenture, dated as of November 28, 2005, among Tronox Worldwide LLC, Tronox Finance Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.7 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10.15		Exchange and Registration Rights Agreement among Tronox Worldwide LLC, Tronox Finance Corp. as Issuers, the Guarantors and Lehman Brothers Inc. and Credit Suisse First Boston LLC, as Representatives of the Several Initial Purchasers (incorporated by reference to Exhibit 10.8 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10	.16**	2006 Tronox Annual Incentive Plan Performance Measures (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005).
10	.17**	Long Term Incentive Plan (incorporated by reference to Exhibit 10.17 of the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2006).
10	.18**	Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Kelly A. Green (as referenced in the official notification to shareholders of matters to be brought to a vote on Form DEF 14A, filed with the Securities and Exchange Commission on April 10, 2006).
10	.19*	First Amendment to Credit Agreement, dated as of March 12, 2007, to that certain Credit Agreement, dated as of November 28, 2005, among Tronox Incorporated, Tronox Worldwide LLC and Lehman Brothers Inc. and Credit Suisse.
21*		Subsidiaries of Tronox Incorporated
23	.1*	Consent of Ernst & Young LLP
23	.2*	Consent of Piercy Bowler Taylor & Kern, Certified Public Accountants & Business Advisors, A Professional Corporation
24*		Power of Attorney
31	.1*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .
31	.2*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

**	Management contract or compensatory plan of the company required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tronox Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March  16, 2007.

Tronox Incorporated

By:	/s/ Thomas W. Adams
Name: Thomas W. Adams

Title:	Chief Executive Officer

By:	/s/ Mary Mikkelson
Name: Mary Mikkelson

Title:	Senior Vice President and Chief Financial Officer (Principal Financial
Officer)

By:	/s/ David J. Klvac
Name: David J. Klvac

Title:	Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 16, 2007.

/s/ Thomas W. Adams Thomas W. Adams	Director

* Jerome Adams	Director

* Bradley C. Richardson	Director

* Peter D. Kinnear	Director

* David G. Birney	Director

* Robert D. Agdern	Director

*By:	/s/ Thomas W. Adams
Thomas W. Adams
Attorney-in-fact

Thomas W. Adams hereby signs this Annual Report on Form 10-K on March 16, 2007, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a power of attorney filed as an exhibit to this report.

TRONOX INCORPORATED

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting of Tronox Incorporated	F-2
Report of Independent Registered Public Accounting Firm on Consolidated an Combined Financial Statements of Tronox Incorporated	F-3
Report of Independent Registered Public Accounting Firm on Combined Financial Statements of Basic Management, Inc. and Subsidiaries	F-4
Consolidated and Combined Statement of Operations for the years ended December 31, 2006, 2005 and 2004	F-5
Consolidated Balance Sheet at December 31, 2006 and 2005	F-6
Consolidated and Combined Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-7
Consolidated and Combined Statement of Comprehensive Income (Loss) and Business/Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	F-8
Notes to Consolidated and Combined Financial Statements	F-9
Schedule II — Valuation and Qualifying Accounts	II-1

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Tronox Incorporated

We have audited management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that Tronox Incorporated (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Tronox Incorporated maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tronox Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tronox Incorporated as of December 31, 2006 and 2005 and the related consolidated and combined statements of operations, comprehensive income (loss) and business/stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 15, 2007

Report of Independent Registered Public Accounting Firm
on Consolidated and Combined Financial Statements

The Board of Directors and Stockholders
Tronox Incorporated

We have audited the accompanying consolidated balance sheets of Tronox Incorporated as of December 31, 2006 and 2005, and the related consolidated and combined statements of operations, comprehensive income (loss) and business/stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The combined financial statements of Basic Management, Inc. and Subsidiaries (a corporation in which the Company has a 31% interest, whose combined financial statements include The LandWell Company, L.P., a limited partnership in which the Company has a 29% direct interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Basic Management, Inc. and Subsidiaries and The LandWell Company, L.P., is based solely on the report of other auditors. In the consolidated financial statements, the Company’s combined investment in Basic Management, Inc. and Subsidiaries and The LandWell Company, L.P. is stated at $21.1 million at December 31, 2006, and the Company’s equity in combined net income of Basic Management, Inc. and Subsidiaries and The LandWell Company, L.P. is stated at $6.3 million for the year then ended.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tronox Incorporated at December 31, 2006 and 2005, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As explained in Note 2 to the consolidated and combined financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, EITF 04-6, Accounting for Stripping Costs Incurred During Production in the Mining Industry, Statement of Financial Accounting Standards No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4, and effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2007, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 15, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors
Basic Management, Inc. and Subsidiaries
Henderson, Nevada

We have audited the accompanying combined balance sheet of Basic Management, Inc. and Subsidiaries (the Company), as of December 31, 2006, and the related combined statements of income and comprehensive income, owners’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the combined results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/  Piercy Bowler Taylor & Kern

PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants & Business Advisors
A Professional Corporation
Las Vegas, Nevada
February 28, 2007

TRONOX INCORPORATED

CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(Millions of dollars, except per share)

Net Sales	$1,411.6	$1,364.0	$1,301.8
Cost of goods sold	1,244.7	1,143.8	1,168.9

Gross Margin	166.9	220.2	132.9
Selling, general and administrative expenses	118.7	115.2	110.1
Restructuring charges	(7.1)	—	113.0
Arbitration award received	(8.9)	—	—
Provision for environmental remediation and restoration, net of reimbursements	(20.4)	17.1	4.6

	84.6	87.9	(94.8)
Interest and debt expense	(50.4)	(4.5)	(0.1)
Other income (expense)	13.9	(15.2)	(25.2)

Income (Loss) from Continuing Operations before Income Taxes	48.1	68.2	(120.1)
Income tax benefit (provision)	(23.1)	(21.8)	38.3

Income (Loss) from Continuing Operations	25.0	46.4	(81.8)
Loss from discontinued operations, net of income tax benefit of $14.7, $14.8 and $24.7, respectively	(25.2)	(27.6)	(45.8)

Net Income (Loss)	$(0.2)	$18.8	$(127.6)

Income (Loss) per Common Share:
Basic —
Continuing operations	$0.62	$1.89	$(3.57)
Discontinued operations	(0.62)	(1.12)	(2.00)

Net income (loss)	$—	$0.77	$(5.57)

Diluted —
Continuing operations	$0.61	$1.89	$(3.57)
Discontinued operations	(0.61)	(1.12)	(2.00)

Net income (loss)	$—	$0.77	$(5.57)

Weighted Average Shares Outstanding (in thousands):
Basic	40,373	24,518	22,889
Diluted	40,933	24,518	22,889

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED

CONSOLIDATED BALANCE SHEET

	At December 31,
	2006	2005
	(Millions of dollars)

ASSETS
Current Assets
Cash and cash equivalents	$76.6	$69.0
Accounts receivable, net of allowance for doubtful accounts of $12.7 in 2006 and $11.3 in 2005	325.6	331.6
Inventories	319.2	312.3
Prepaid and other assets	15.2	28.5
Income tax receivable	13.9	2.4
Deferred income taxes	43.6	35.6

Total Current Assets	794.1	779.4
Property, Plant and Equipment — Net	864.6	839.7
Long-Term Receivables, Investments and Other Assets	100.6	78.8
Goodwill and Other Intangible Assets	64.1	60.4

Total Assets	$1,823.4	$1,758.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$208.2	$195.3
Accrued liabilities	187.4	168.9
Long-term debt due within one year	14.7	2.0
Income taxes payable	1.6	8.8

Total Current Liabilities	411.9	375.0

Noncurrent Liabilities
Deferred income taxes	33.6	79.0
Environmental remediation and/or restoration	128.6	145.9
Long-term debt	534.1	548.0
Other	277.9	121.4

Total Noncurrent Liabilities	974.2	894.3

Contingencies and Commitments (Notes 17 and 18)
Stockholders’ Equity
Class A common stock, par value $0.01 — 100,000,000 shares authorized, 18,388,202 and 17,886,640 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	0.2	0.2
Class B common stock, par value $0.01 — 100,000,000 shares authorized, 22,889,431 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	0.2	0.2
Capital in excess of par value	481.6	461.5
Accumulated deficit	(12.8)	(2.9)
Deferred compensation	—	(5.4)
Accumulated other comprehensive income (loss)	(31.4)	35.4
Treasury stock, at cost — 33,533 shares at December 31, 2006	(0.5)	—

Total Stockholders’ Equity	437.3	489.0

Total Liabilities and Stockholders’ Equity	$1,823.4	$1,758.3

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(Millions of dollars)

Cash Flows from Operating Activities
Net income (loss)	$(0.2)	$18.8	$(127.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	103.0	103.1	104.6
Deferred income taxes	(5.5)	(31.9)	(38.2)
Asset write-downs and impairments	—	12.3	122.4
Provision for environmental remediation and restoration, net of reimbursements	3.3	34.7	66.1
Allocations from Kerr-McGee	—	48.0	55.1
Other noncash items affecting net income (loss)	25.7	33.1	37.9
Changes in assets and liabilities —
(Increase) decrease in accounts receivable	39.2	(154.0)	(41.6)
(Increase) decrease in inventories	(1.5)	(42.7)	59.9
(Increase) decrease in prepaid and other assets	9.2	3.3	5.6
Increase (decrease) in accounts payable and accrued liabilities	(27.0)	12.8	(17.8)
Increase (decrease) in income taxes payable	(1.7)	18.3	6.6
Other	(32.9)	5.7	(42.2)

Net cash flows from operating activities	111.6	61.5	190.8

Cash Flows from Investing Activities
Capital expenditures	(79.5)	(87.6)	(92.5)
Collection on repurchased receivables	—	165.0	—
Other investing activities	4.5	5.9	1.1

Net cash flows from investing activities	(75.0)	83.3	(91.4)

Cash Flows from Financing Activities
Issuance of common stock, net	—	226.0	—
Proceeds from borrowings	—	550.0	—
Repayment of Debt	(11.1)	—	—
Costs of obtaining financing	(2.3)	(10.9)	—
Distributions to Kerr-McGee	—	(761.8)	—
Net transfers with affiliates	—	(106.6)	(131.1)
Dividends Paid	(6.2)	—	—

Net cash flows from financing activities	(19.6)	(103.3)	(131.1)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(9.4)	3.7	(3.8)

Net Increase (Decrease) in Cash and Cash Equivalents	7.6	45.2	(35.5)
Cash and Cash Equivalents at Beginning of Year	69.0	23.8	59.3

Cash and Cash Equivalents at End of Year	$76.6	$69.0	$23.8

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED

CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS) AND
BUSINESS/STOCKHOLDERS’ EQUITY

						Accumulated			Total
		Class A	Class B	Capital in		Other			Business/
	Owner’s Net	Common	Common	Excess of	Accumulated	Comprehensive	Treasury	Deferred	Stockholders’
	Investment	Stock	Stock	Par Value	Deficit	Income (Loss)	Stock	Compensation	Equity
	(Millions of dollars)

Balance at December 31, 2003	$946.7	$—	$—	$—	$—	$64.5	$—	$—	$1,011.2
Comprehensive Income (Loss):
Net loss	(127.6)	—	—	—	—	—	—	—	(127.6)
Other comprehensive income	—	—	—	—	—	6.8	—	—	6.8

Comprehensive loss									(120.8)
Net transfers to Kerr-McGee	(0.5)	—	—	—	—	—	—	—	(0.5)

Balance at December 31, 2004	818.6	—	—	—	—	71.3	—	—	889.9
Comprehensive Income (Loss):
Net income (loss)	19.7	—	—	—	(0.9)	—	—	—	18.8
Other comprehensive loss	—	—	—	—	—	(35.9)	—	—	(35.9)

Comprehensive loss									(17.1)
Net transfers from Kerr- McGee	155.1	—	—	—	—	—	—	—	155.1
Recapitalization upon contribution from Kerr-McGee	(993.4)	—	0.2	993.2	—	—	—	—	—
IPO proceeds, net of offering costs	—	0.2	—	224.5	—	—	—	—	224.7
Distributions to Kerr- McGee	—	—	—	(761.8)	—	—	—	—	(761.8)
Issuance and amortization of employee stock- based awards	—	—	—	5.6	—	—	—	(5.4)	0.2
Dividends declared ($0.05 per share)	—	—	—	—	(2.0)	—	—	—	(2.0)

Balance at December 31, 2005	—	0.2	0.2	461.5	(2.9)	35.4	—	(5.4)	489.0
Cumulative effect of an accounting change	—	—	—	—	(1.4)	—	—	—	(1.4)

Balance at January 1, 2006	—	0.2	0.2	461.5	(4.3)	35.4	—	(5.4)	487.6
Comprehensive Income (Loss):
Net loss	—	—	—	—	(0.2)	—	—	—	(0.2)
Other comprehensive loss	—	—	—	—	—	(66.8)	—	—	(66.8)

Comprehensive loss									(67.0)
Contribution from Kerr- McGee	—	—	—	16.5	—	—	—	—	16.5
Issuance and amortization of employee stock-based awards	—	—	—	3.3	(0.2)	—	(0.5)	5.4	8.0
Other	—	—	—	0.3	—	—	—	—	0.3
Dividends declared ($0.20 per share)	—	—	—	—	(8.1)	—	—	—	(8.1)

Balance at December 31, 2006	$—	$0.2	$0.2	$481.6	$(12.8)	$(31.4)	$(0.5)	$—	$437.3

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements

1.	The Company

Tronox Incorporated (the “company”), a Delaware Corporation was formed on May 17, 2005, in preparation for the contribution and transfer by Kerr-McGee Corporation (“Kerr-McGee”) of certain entities, including those comprising substantially all of its chemical business (the “Contribution”). The company has one reportable segment representing the company’s pigment business. The pigment segment primarily produces and markets titanium dioxide pigment (“TiO2”) and has production facilities in the United States, Australia, Germany and the Netherlands. The pigment segment also includes heavy minerals production operated through our joint venture. The heavy minerals production is integrated with our Australian pigment plant, but also has third-party sales of minerals not utilized by the company’s pigment operations. Electrolytic and other chemical products (which does not constitute a reportable segment) represents the company’s other operations which are comprised of electrolytic manufacturing and marketing operations, all of which are located in the United States. The company has in the past operated or held businesses or properties, or currently holds properties, that do not relate to the current chemical business.

The terms “Tronox” or “the company” are used interchangeably in these consolidated and combined financial statements to refer to the consolidated group or to one or more of the companies that are part of the consolidated group.

Formation

The Contribution was completed in November 2005, along with the recapitalization of the company, whereby common stock held by Kerr-McGee converted into approximately 22.9 million shares of Class B common stock. An initial public offering (“IPO”) of Class A common stock was completed on November 28, 2005. Prior to the IPO, Tronox was a wholly-owned subsidiary of Kerr-McGee. Pursuant to the IPO registration statement on Form S-1, the company sold approximately 17.5 million shares of its Class A common stock at a price of $14.00 per share. Pursuant to the terms of the Master Separation Agreement dated November 28, 2005, among Kerr-McGee, Kerr-McGee Worldwide Corporation and the company (the “MSA”), the net proceeds from the IPO of $224.7 million were distributed to Kerr-McGee.

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

Prior to the IPO, Kerr-McGee allocated certain expenses that were considered to be reasonable reflections of the historical utilization levels of various corporate services. Expense allocations from Kerr-McGee reflected in the company’s consolidated and combined financial statements were as follows for the years ended December 31, 2005 and 2004:

	2005	2004
	(Millions of dollars)

General corporate expenses	$24.3	$27.4
Employee benefits and incentives(1)	24.0	28.8
Interest expense, net	14.6	12.1

(1)	Includes special termination benefits, settlement and curtailment losses of nil and $9.1 million for 2005 and 2004, respectively.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Subsequent to the IPO date of November 28, 2005, the expense allocations for certain corporate services previously provided by Kerr-McGee ceased, and the company began purchasing such services from Kerr-McGee under the terms of the transition services agreement. Under the terms of this agreement, which ended in November 2006, the company also received compensation for services provided to Kerr-McGee. The net expense charged to the company in 2006 was $3.0 million for the period prior to the expiration of the transition services agreement. Additionally, under the provisions of the employee benefits agreement between Kerr-McGee and the company, qualifying current and former employees continued to participate in certain benefit plans sponsored by Kerr-McGee through the Distribution (defined below). As such, in the first quarter of 2006, Kerr-McGee billed the company $8.3 million in costs related to these benefits.

On March 8, 2006, Kerr-McGee’s Board of Directors declared a dividend of the company’s Class B common stock owned by Kerr-McGee to its stockholders (the “Distribution”). The Distribution was completed on March 30, 2006, resulting in Kerr-McGee having no ownership or voting interest in the company.

Basis of Presentation

Effective with the Contribution, the company’s consolidated financial statements include the accounts of all majority-owned subsidiary companies. Prior to the Contribution, the company’s combined financial statements included these entities and interests which were owned by Kerr-McGee. In circumstances where the company owns an undivided interest, the company recognizes its pro rata share of assets and its proportionate share of liabilities. Investments in affiliated companies that are 20% to 50% owned are carried as a component of long-term receivables, investments and other assets in the Consolidated Balance Sheet at cost adjusted for equity in undistributed earnings. Except for dividends and changes in ownership interest, changes in equity in undistributed earnings are included in Other income (expense) in the Consolidated and Combined Statement of Operations. All material intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

The combined financial statements prior to the Contribution have been derived from the accounting records of Kerr-McGee, principally representing the Chemical — Pigment and Chemical — Other segments of Kerr-McGee, using the historical results of operations, and historical basis of assets and liabilities of the subsidiaries that the company did not own but currently owns and the chemical business the company operates. Certain of the subsidiaries that were transferred to the company by Kerr-McGee have in the past, directly or through predecessor entities, owned and operated businesses that are unrelated to the chemical business the company operates. Certain of these businesses, including the company’s former forest products operations, thorium compounds manufacturing, uranium and oil and gas refining, distribution and marketing, have been reflected as discontinued operations in the consolidated and combined financial statements. The costs of these businesses have been included in discontinued operations in the consolidated and combined financial statements because certain contingent environmental and legal obligations directly related to such former operations have been retained, resulting in charges in periods subsequent to the exit from these businesses (see Notes 7, 14 and 17).

Management believes the assumptions underlying the financial statements are reasonable. However, the consolidated and combined financial statements included herein may not necessarily reflect the company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the company been a stand-alone company during the periods presented. Because a direct ownership relationship did not exist among all the various worldwide entities comprising the company before the Contribution, Kerr-McGee’s net investment in the company, including intercompany debt, is shown as owner’s net investment in lieu of stockholders’ equity in the 2004 combined financial statements. Transactions between Tronox and other Kerr-McGee operations have been identified in the Consolidated and Combined Statement of Comprehensive Income (Loss) and Business/Stockholders’ Equity as net transfers (to) from Kerr-McGee. In November 2005, the company recognized the par value and capital in excess of par value associated with the

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

issuance of the Class B common stock exchanged for the net assets of the company contributed by Kerr-McGee, after which time the company began accumulating retained earnings.

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

Foreign Currency

The United States (“U.S.”) dollar is considered the functional currency for the company’s international operations, except for its European operations. Foreign currency transaction gains or losses are recognized in the period incurred and are included in other income (expense) in the Consolidated and Combined Statement of Operations.

The euro is the functional currency for the company’s European operations. The company determines the functional currency of each subsidiary based on a number of factors, including the predominant currency for revenues, expenditures and borrowings. When the euro is the functional currency, translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reflected as a separate component of other comprehensive income (loss) (see Note 9). When the subsidiary’s functional currency is the U.S. dollar, adjustments from the remeasurement of foreign currency transactions are presented in Other income (expense) in the Consolidated and Combined Statement of Operations.

Gains and losses on intercompany foreign currency transactions that are not expected to be settled in the foreseeable future are reported by the company in the same manner as translation adjustments.

Effective April 1, 2006, the company changed the functional currency of a subsidiary in Luxembourg from U.S. dollar to euro. The change was determined based on the circumstances of the entity that changed at the Distribution date and was made prospectively in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation.”

Cash Equivalents

The company considers all investments with original maturities of three months or less to be cash equivalents. Cash equivalents totaling $67.0 million at December 31, 2006, and $47.0 million at December 31, 2005, were comprised of time deposits. Of the $67.0 million at December 31, 2006, $17.3 million was held outside the U.S.

Accounts Receivable

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

Concentration of Credit Risk.  A significant portion of the company’s liquidity is concentrated in trade accounts receivable that arise from sales of TiO2 to customers in the paint and coatings industry. The industry

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

concentration has the potential to impact the company’s overall exposure to credit risk, either positively or negatively, in that its customers may be similarly affected by changes in economic, industry or other conditions. The company performs ongoing credit evaluations of its customers, and uses credit risk insurance policies from time to time as deemed appropriate to mitigate credit risk but generally does not require collateral. The company maintains reserves for potential credit losses based on historical experience and such losses have been within expectations.

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

Depreciation — Property, plant and equipment is depreciated over its estimated useful life by the straight-line method. Useful lives for certain property, plant and equipment are as follows:

Mineral Leaseholds	Units of Production
Vessel linings, general mechanical and process equipment	3 — 10 years
Electrical equipment, process piping and waste treatment ponds	10 — 15 years
Support structures and process tanks	20 years
Electrical distribution systems, mining equipment and other
infrastructure assets	25 years
Buildings	10 — 40 years

The company is engaged in the acquisition, exploration and development of mineral properties to provide feedstock for its pigment production. Mineral property acquisition costs are capitalized in property, plant and equipment in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets,” as tangible assets when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. The company currently has mineral leaseholds valued at $14.9 million which are depleted on a unit of production basis.

Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property through the commencement of production are capitalized.

Changes in Estimated Useful Lives — During 2006, the company changed the depreciable period for a waste treatment plant located in Botlek, the Netherlands as the plant is being replaced by a new plant coming online in 2007. The change resulted in accelerated depreciation of $2.4 million in 2006.

Retirements and Sales — The cost and related accumulated depreciation and amortization are removed from the respective accounts upon retirement or sale of property, plant and equipment. Any resulting gain or loss is included in Costs of goods sold in the Consolidated and Combined Statement of Operations.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Interest Capitalized — The company capitalizes interest costs on major projects that require an extended period of time to complete. Interest capitalized in 2006, 2005 and 2004 was $3.4 million, $2.1 million and $2.0 million, respectively.

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

Derivative Instruments and Hedging Activities

From time to time, the company enters into foreign currency forward contracts to hedge a portion of its foreign currency risk associated with pigment sales, raw material purchases and operating costs. The company also uses natural gas swaps to hedge a portion of its commodity price risk arising from natural gas consumption. All free-standing derivative instruments are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). Derivative instruments are recorded in prepaid and other assets or accrued liabilities in the Consolidated Balance Sheet, measured at fair value. When available, quoted market prices are used in determining fair value; however, if quoted market prices are not available, the company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. For contracts that qualify and are designated as cash flow hedges of forecasted transactions under the provisions of SFAS No. 133, unrealized gains and losses are initially reflected in accumulated other comprehensive income and recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when operating costs are incurred and upon the sale of finished inventory, in the case of a hedged raw material purchase). The ineffective portion of the change in fair value of such hedges, if any, is included in current earnings. For derivatives not designated for hedge accounting, gains and losses are recognized in earnings in the periods incurred. Cash flows associated with derivative instruments are included in the same category in the Consolidated and Combined Statement of Cash Flows as the cash flows from the item being hedged.

Environmental Remediation and Other Contingencies

As sites of environmental concern are identified, the company assesses the existing conditions, claims and assertions, and records an estimated undiscounted liability when environmental assessments and/or remedial efforts are probable and the associated costs can be reasonably estimated. Estimates of environmental liabilities, which include the cost of investigation and remediation, are based on a variety of matters, including, but not limited to, the

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

stage of investigation, the stage of the remedial design, evaluation of existing remediation technologies, and presently enacted laws and regulations. In future periods, a number of factors could significantly change the company’s estimate of environmental remediation costs, such as changes in laws and regulations, or changes in their interpretation or administration or relevant clean-up levels, revisions to the remedial design, unanticipated construction problems, identification of additional areas or volumes of contaminated soils and groundwater, and changes in costs of labor, equipment and technology.

To the extent costs of investigation and remediation have been incurred and are recoverable from the U.S. government or from Kerr-McGee and have been incurred or are recoverable under certain insurance policies or from other parties and such recoveries are deemed probable, the company records a receivable for the estimated amounts recoverable (undiscounted). Receivables are reflected in the Consolidated Balance Sheet as either accounts receivable or as a component of long-term receivables, investments and other assets, depending on estimated timing of collection.

Self-Insurance

The company is self-insured for certain levels of general and vehicle liability, property, workers’ compensation and health care coverage. The cost of these self-insurance programs is accrued based upon estimated fully-developed settlements for known and anticipated claims. Any resulting adjustments to previously recorded reserves are reflected in current operating results.

Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable (as defined by the standard), with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. The company adopted the standard on January 1, 2003, as discussed further in Note 5.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN No. 47”) to clarify that an entity must recognize a liability for the fair value of a conditional ARO when incurred, if the liability’s fair value can be reasonably estimated. Conditional AROs under this pronouncement are legal obligations to perform asset retirement activities when the timing and/or method of settlement are conditional on a future event or may not be within the control of the entity. FIN No. 47 also provides additional guidance for evaluating whether sufficient information to reasonably estimate the fair value of an ARO is available. The company adopted FIN No. 47 as of December 31, 2005, with no material effect to the company’s financial position or results of operations and no effect on reported cash flows.

To the extent a legal obligation exists, an ARO is recorded at its estimated fair value and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is measured using expected future cash outflows discounted at Tronox’s credit-adjusted risk-free interest rate. No market-risk premium has been included in the company’s calculation of ARO balances since no reliable estimate can be made by the company.

Research and Development

Research and development costs were $9.4 million, $8.4 million and $6.3 million in 2006, 2005 and 2004, respectively, and were expensed as incurred.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Employee Stock-Based Compensation

Prior to the IPO, certain of the company’s employees participated in Kerr-McGee’s long-term incentive plans. Under these plans, employees received various stock-based compensation awards, including stock options, restricted stock, stock opportunity grants and performance units. As discussed in Note 16, certain of these awards were converted into Tronox awards effective March 30, 2006.

In the fourth quarter of 2005, the company established its own long-term incentive plan and awarded stock options and restricted stock under the plan to its employees and non-employee directors using the intrinsic-value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”

Fair-Value Method.  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The company adopted SFAS No. 123R effective January 1, 2006, using the modified prospective method. Under this method, stock-based compensation cost recognized in income from continuing operations for 2006 includes:

•	Compensation cost for all stock option and stock awards that were unvested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and

•	Compensation cost for all stock options and nonvested stock awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Stock-based compensation expense recognized in the Consolidated and Combined Statement of Operations will be higher in the future (compared with periods prior to 2006), reflecting a change in the measurement basis of stock options from intrinsic to fair value. The magnitude of the increase will depend upon the number of options granted and other factors affecting fair value.

Stock options issued by the company generally contain only service conditions and have graded vesting provisions. The company’s policy for cost attribution associated with this type of award is to use the straight-line method over the requisite service period for the entire award as opposed to dividing the award into separate tranches to determine cost attribution.

Pro Forma Fair-Value Method.  APB No. 25 required presentation of the pro forma fair-value method in accordance with SFAS No. 123, which prescribed an alternative fair-value method of accounting for employee stock-based awards. Following this method, compensation expense for such awards was measured based on the estimated grant-date fair value and recognized as the related employee services are provided. If compensation expense for stock-based awards had been determined using the SFAS No. 123 fair-value-based method, net income (loss) would have been different, as presented in the following table. Pro forma stock-based compensation expense

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

presented below may not be representative of future compensation expense using the fair-value method of accounting as prescribed by SFAS No. 123R.

	2005	2004

Net income (loss) as reported	$18.8	$(127.6)
Add: stock-based employee compensation expense included in reported net income (loss), net of taxes	2.8	1.5
Deduct: stock-based employee compensation expense determined using a fair-value method, net of taxes	(3.5)	(3.6)

Pro forma net income (loss)	$18.1	$(129.7)

Basic and diluted net income (loss) per common share:
As reported	$0.77	$(5.57)
Pro forma	$0.74	$(5.67)

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

	2005	2004

Risk-free interest rate	3.9%	3.5%
Expected dividend yield	3.5%	3.6%
Expected volatility	27.4%	22.6%
Expected life (years)	6.0	5.8
Weighted-average fair value of options granted	$12.50	$8.63

While all Kerr-McGee options granted in 2005 had the same contractual terms, for some of the options, the compensation cost measurement date, as defined by SFAS No. 123, occurred subsequent to the date on which the options’ exercise price was set. Because the market price of Kerr-McGee’s stock increased by the measurement date, those options had intrinsic value of $18.26 and an estimated fair value of $22.89, which was determined using the following assumptions: expected life of six years, risk-free interest rate of 4.0%, expected dividend yield of 3.5% and expected volatility of 26.2%.

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

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

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

Income Taxes

The closing of the IPO resulted in the deconsolidation of the company from Kerr-McGee under U.S. federal income tax laws. The company continued as a member included in the U.S. federal consolidated income tax return of Kerr-McGee up to the deconsolidation date. Prior to the deconsolidation date, the company had not been a party to a tax-sharing agreement with Kerr-McGee, but had consistently followed an allocation policy whereby Kerr-McGee had allocated its members of the consolidated return provisions and/or benefits based upon each member’s taxable income or loss. This allocation methodology resulted in the recognition of deferred assets and liabilities for the differences between the financial statement carrying amounts and their respective tax basis, except to the extent for deferred taxes on income considered to be indefinitely reinvested in foreign jurisdictions. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences were expected to be recovered or settled. Kerr-McGee had allocated current tax benefits to the members of its consolidated return, including the company, that had generated losses that were utilized or expected to be utilized on the U.S. federal consolidated income tax return. The income taxes presented as a result of this allocation methodology are not consistent with that calculated on a stand-alone tax return basis. In addition, Kerr-McGee managed its tax position for the benefit of its entire portfolio of businesses, and its tax strategies were not necessarily reflective of those tax strategies that the company would have followed or does follow as a stand-alone company.

Subsequent to the IPO and the deconsolidation, deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, except for deferred taxes on income considered to be indefinitely reinvested in certain foreign subsidiaries.

The company has elected an accounting policy in which interest and penalties on income taxes are presented as a component of income tax provision, rather than as a component of interest expense. Specifically, interest and penalties resulting from the underpayment of or the late payment of income taxes due to a taxing authority and interest and penalties accrued relating to income tax contingencies are presented, on a net of tax basis, as a component of income tax provision.

Earnings Per Share

The company calculated its earnings per share in accordance with SFAS No. 128 “Earnings per Share.” Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for all periods presented includes 22,889,431 shares of Class B common stock issued to Kerr-McGee in connection with the Contribution, retroactively adjusted for the recapitalization. Basic earnings per share for 2005 also includes 17,480,000 shares of Class A common stock, weighted as of the IPO date, and restricted stock from the date awarded. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

New/Revised Accounting Standards

Inventory Costs.  In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4”(“SFAS No. 151”), which requires that abnormal amounts of idle facilities cost, freight, handling costs and spoilage be expensed as incurred and not capitalized as inventory. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company adopted the standard effective January 1, 2006, and there was no material effect on the company’s financial position or results of operations.

Accounting Changes.  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require that, unless it is impracticable to do so, a change in an accounting principle be applied retrospectively to prior periods’ financial statements for all voluntary changes in accounting principles and upon adoption of a new accounting standard if the standard does not include specific transition provisions. SFAS No. 154 supersedes APB No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principles be recognized by including in the current period’s net income (loss) the cumulative effect of changing to the new accounting principle. SFAS No. 154 also provides that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in an accounting principle. SFAS No. 154 is applicable to accounting changes and error corrections made by the company effective January 1, 2006.

Deferred Stripping Costs.  On January 1, 2006, the company adopted EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” in relation to the mining activities conducted by the company and its partner under our joint venture arrangement in Australia. EITF Issue No. 04-6 addresses the accounting for stripping costs incurred during the production phase of a mine and requires treatment of these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance allows application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The results for prior periods have not been restated. The cumulative effect adjustment reduced opening retained earnings by $1.4 million (net of taxes) and eliminated the $2.2 million net deferred stripping asset from the balance sheet. Adoption of EITF Issue No. 04-6 did not have a material impact on the company’s income from continuing operations or net income for the year ended December 31, 2006.

Pension and Postretirement Accounting.  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single employer benefit plans to, among other things, recognize the funded status (the difference between the benefit obligation and the fair value of plan assets) in its balance sheet and recognize as a component of other comprehensive income, net of taxes, previously unrecognized gains or losses and prior service costs or credits. As a result of the company adopting this standard effective December 31, 2006, total assets were reduced by approximately $106 million, current and noncurrent liabilities were reduced in total by approximately $11 million and stockholders’ equity was reduced by approximately $95 million (net of taxes), which represents unrecognized net actuarial losses and prior service costs. For more information related to this new standard, see Note 15.

Uncertain Tax Positions.  In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“SFAS No. 109”). FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. SFAS No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN No. 48 clarifies the application of SFAS No. 109 by

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

defining criteria that an uncertain tax position must meet in order to be recognized in an enterprise’s financial statements. The interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN No. 48, if any, will be recorded to the beginning balance of retained earnings in the company’s Consolidated Balance Sheet. The company is currently analyzing the impact of adopting FIN No. 48 on its financial statements and will complete such analysis during the first quarter of 2007.

Fair Value Measurement.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are reviewing SFAS No. 157 to determine the statement’s impact on our consolidated financial statements.

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.” We are currently assessing whether or not we will choose to implement the provisions of this standard and what the financial statement impact would be, if any. If we choose to implement this standard, the effective date would be January 1, 2008.

3.	Statement of Operations Data

Other Income (Expense)

Components of other income (expense) in 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(Millions of dollars)

Net foreign currency transaction gain (loss)	$8.7	$(3.0)	$(5.4)
Equity in net earnings of equity method investees	6.3	2.0	2.4
Net interest expense on borrowings with affiliates and interest income	2.8	(11.9)	(9.5)
Gain (loss) on accounts receivables sales	—	0.1	(8.2)
Provision for litigation settlements(1)	(3.7)	—	—
Other expense	(0.2)	(2.4)	(4.5)

Total	$13.9	$(15.2)	$(25.2)

(1)	Relates to a former operation that does not meet the criteria to be classified as a discontinued operation. See Note 17 — ‘‘Litigation and Claims — Western Fertilizer Contract.’’

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the years ended December 31, 2006 and 2005:

	2006			2005			2004
	Income			Income			Income
	from		Per-	from		Per-	from		Per-
	Continuing		share	Continuing		share	Continuing		share
	Operations	Shares	Income	Operations	Shares	Income	Operations	Shares	Income
		(Millions of dollars, except per share amounts, and thousands of shares)

Basic earnings per share	$25.0	40,373	$0.62	$46.4	24,518	$1.89	$(81.8)	22,889	$(3.57)
Effect of dilutive securities:
Restricted stock and stock options	—	560	(0.01)	—	—	—	—	—	—

Diluted earnings per share	$25.0	40,933	$0.61	$46.4	24,518	$1.89	$(81.8)	22,889	$(3.57)

The weighted average of diluted shares outstanding during 2005 does not include the effect of employee stock options that were antidilutive because they were not “in the money” during the year. At December 31, 2005, there were 345,700 of such options outstanding, with an exercise price of $14.00.

4.	Balance Sheet Data

Accounts Receivable

Summarized below are accounts receivable, net of the related allowance for doubtful accounts, at December 31, 2006 and 2005:

	2006	2005
	(Millions of dollars)

Accounts receivable — trade	$281.1	$290.6
Receivable from Kerr-McGee(1)	17.5	8.7
Receivable from the U.S. Department of Energy (Note 17)(2)	11.0	13.0
Receivable from insurers (Note 17)(2)	7.4	7.7
Other	21.3	22.9

	338.3	342.9
Allowance for doubtful accounts	(12.7)	(11.3)

Total	$325.6	$331.6

(1)	See Note 17 for a description of the 2006 environmental-related receivable. The 2005 receivable from Kerr-McGee represents employee bonuses associated with services provided prior to the IPO, net of amounts payable to Kerr-McGee for services provided to the company under the transition services agreement.

(2)	Amounts receivable from the U.S. Department of Energy and insurers not expected to be collected within one year from the balance sheet date are reflected in long-term receivables, investments and other assets.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

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

While the program was in effect in 2005 and during 2004, the company sold $384.1 million and $1.1 billion, respectively, of its pigment receivables and had pretax income (loss) of $0.1 million and $(8.2) million in each of those periods, which is included in other income (expense) in the Consolidated and Combined Statement of Operations.

Inventories

Major categories of inventories at December 31, 2006 and 2005 were:

	2006	2005
	(Millions of dollars)

Raw materials	$67.5	$77.1
Work-in-progress	13.4	15.2
Finished goods	174.8	154.7
Materials and supplies, net	63.5	65.3

Total	$319.2	$312.3

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Property, Plant and Equipment

Property, plant and equipment at December 31, 2006 and 2005 was as follows:

	2006	2005
	(Millions of dollars)

Land	$72.2	$63.1
Buildings	159.4	145.0
Machinery and equipment	1,795.6	1,769.2
Other	103.7	111.9

Total	2,130.9	2,089.2
Less accumulated depreciation	(1,266.3)	(1,249.5)

Net	$864.6	$839.7

Long-Term Receivables, Investments and Other Assets

Long-term receivables, investments and other assets were as follows at December 31, 2006 and 2005:

	2006	2005
	(Millions of dollars)

Receivable from the U.S. Department of Energy (Note 17)	$15.9	$12.5
Investments in equity method investees	21.1	17.5
Receivables from insurers (Note 17)	19.6	23.5
Debt issuance costs	11.0	12.7
Prepaid pension cost (Note 15)	25.3	11.7
Other	7.7	0.9

Total	$100.6	$78.8

Goodwill and Other Intangible Assets

The net carrying amount of intangible assets subject to amortization at December 31, 2006 and 2005 was $0.2 million. The changes in the carrying values of goodwill and other indefinite-lived intangible assets, not subject to amortization, for 2005 and 2006 were as follows (in millions of dollars):

		Proprietary
	Goodwill(1)	Technology

Balance at December 31, 2004	$11.8	$53.1
Change due to foreign currency translation	(1.5)	(3.2)

Balance at December 31, 2005	10.3	49.9
Change due to foreign currency translation	1.2	2.5

Balance at December 31, 2006	$11.5	$52.4

(1)	Associated with the company’s reportable pigment segment.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Accrued Liabilities

Accrued liabilities at December 31, 2006 and 2005 were as follows:

	2006	2005
	(Millions of dollars)

Employee-related costs and benefits	$37.2	$54.2
Reserves for environmental remediation and restoration — current portion (Note 17)	95.3	77.8
Other(1)	54.9	36.9

Total	$187.4	$168.9

(1)	No other individual item is material to total current liabilities.

During the second quarter of 2006, the Mississippi State Tax Commission began an income and franchise tax audit of Kerr-McGee Worldwide Corporation covering tax years 2002 through 2004. The company received written notification on January 18, 2007 that a formal assessment for additional tax, penalty and interest is forthcoming. The notification included tax year 2001 in addition to tax years 2002 through 2004 that were audited. Under the tax sharing agreement with Kerr-McGee dated November 28, 2005, Tronox is the controlling party for any Mississippi audit being conducted of Kerr-McGee Worldwide Corporation and would be potentially liable for the entire assessment. Although, Tronox believes that appropriate tax filings were made during the years under audit, a provision for additional tax and interest of approximately $5 million was reflected in selling, general and administrative expenses for the year ended December 31, 2006.

Noncurrent Liabilities — Other

Noncurrent liabilities — other consisted of the following at December 31, 2006 and 2005:

	2006	2005
	(Millions of dollars)

Reserve for income taxes payable	$45.5	$37.2
Asset retirement obligations	23.6	27.7
Reserve for workers’ compensation and general liability claims	18.8	18.5
Pension and postretirement obligations (Note 15)	167.5	12.6
Other	22.5	25.4

Total	$277.9	$121.4

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

5.	Asset Retirement Obligations

A summary of the changes in the asset retirement liability during 2006 and 2005 is included in the table below.

	2006	2005
	(Millions of dollars)

Balance, January 1	$34.9	$30.9
Obligations incurred	—	4.4
Accretion expense	1.1	0.9
Changes in estimates, including cost and timing of cash flows	(6.8)	1.0
Asset retirement expenditures	(2.3)	(2.3)

Balance, December 31	$26.9	$34.9

Current portion(1)	$3.2	$7.2

Noncurrent portion(2)	$23.7	$27.7

(1)	Included in accrued liabilities

(2)	Included in noncurrent liabilities — other

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

Operations at the Mobile, Alabama, facility included production of feedstock for the company’s TiO2 plants. The facility ceased feedstock production in June 2003, but was used on a temporary basis in 2005 and part of 2006 to dry ore for TiO2 production. Feedstock operations had resulted in minor contamination of groundwater adjacent to surface impoundments resulting from the normal operations of these facilities. A groundwater recovery system was installed prior to closure and continues in operation, as required under the National Pollutant Discharge Elimination System (NPDES) permit. Remediation work, including groundwater recovery, closure of the impoundments and other minor work, is expected to be substantially completed five years after the facility is no longer being used to dry ore. In 2006, the estimate related to the cost and timing of expenditures related to the final closure of the Mobile facility were updated to reflect the extended use of the facility for drying ore and the revised timing for the closure of the impoundments. As a result, and as assets associated with this facility have been written-off in previous periods, the company recorded a restructuring credit of $4.2 million in 2006.

In 2004, an asset retirement reserve related to the TiO2 sulfate production at Savannah, Georgia, was established to address remediation activities resulting from the normal operations of these facilities, including environmental assessment, closure of certain impoundments, groundwater monitoring, asbestos abatement, and other work, which are expected to take more than 25 years. In 2006, the estimates related to this closure work were updated to reflect the permitted use of some of the assets to be abandoned and therefore delays in the expected timing of expenditures. As a result of these factors, and as assets associated with this facility have been written-off in previous periods, the company recorded income of $2.9 million in 2006, which is reflected in the Consolidated and Combined Statement of Operations as a restructuring credit.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

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

6.	Long-Term Debt

Long-term debt at December 31, 2006 and 2005 consisted of the following (in millions of dollars):

	2006	2005

9.5% Senior Unsecured Notes due December 2012	$350.0	$350.0
Variable-rate term loan due in installments through November 2011	190.0	200.0
Variable-rate note payable due in installments through July 2014	8.8	—

Total debt	548.8	550.0
Less: Current portion of long-term debt	(14.7)	(2.0)

Total long-term debt	$534.1	$548.0

The company decreased total debt during 2006 by $1.2 million. The change is due to installment payments on the term loan and to the following:

•	In July 2006, Tronox Western Australia Pty Ltd, a wholly-owned subsidiary of the company, completed the purchase of a 50% undivided interest in additional mining tenements and related mining assets. The company acquired the mine tenements by entering into an eight-year note payable agreement. As a result, the company recorded noncash capital additions of approximately $9.4 million and has additional debt outstanding of $8.8 million, following a principal payment during the third quarter of 2006. The debt requires scheduled payments through 2014, with an early payment option at the end of 2007. Interest is currently accrued at the rate of 13.26% per annum on the outstanding balance as of the first day of January of each calendar year and is calculated through December 31, with payments made on July 28 of each year in which an installment is due.

•	In December 2006, in accordance with the provisions of the credit facility discussed below, the company made an optional prepayment of term loan principal in the amount of $8.0 million.

In November 2005, Tronox Worldwide LLC, a wholly-owned subsidiary of the company, entered into a senior secured credit facility consisting of a $200.0 million six-year term loan facility and a five-year multicurrency revolving credit facility with maximum borrowing capacity of $250.0 million. Interest on amounts borrowed under the credit agreement is payable, at Tronox Worldwide LLC’s election, at a base rate or a LIBOR rate, in each case as defined in the credit agreement. The current margin applicable to LIBOR borrowings is 150 basis points and may range between 100 to 200 basis points depending on the company’s credit rating. The weighted average rate on outstanding borrowings under the term loan at December 31, 2006, was 6.8%. The term loan requires mandatory payments of $0.5 million each quarter beginning in March 2006 through 2010, and $45.6 million each quarter beginning in March 2011 until maturity. At December 31, 2006, no amounts were outstanding under the revolving credit facility, but the company had outstanding letters of credit issued under the facility of $66.4 million, which reduced the total amount available under the facility to $183.6 million.

Commencing with the fiscal year ending December 31, 2006, the company is required, under the terms of the credit agreement, to remit a certain percentage of excess cash flow (“ECF Percentage,” as defined in the credit agreement). The first such mandatory payment, in the amount of $11.1 million, will be paid in April 2007 based on the ECF Percentage for the fiscal year 2006. This is in addition to the normal quarterly installments. Installment payments will total approximately $2 million in 2007. Also, 100% of proceeds from certain asset sales (as defined in

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

the credit agreement) must be used to prepay term loan principal within five business days of receipt of such proceeds.

The terms of the credit agreement provide for customary representations and warranties, affirmative and negative covenants, and events of default. The company was also required to maintain compliance with the following financial covenants beginning in 2006 (in each case, as defined in the credit agreement):

•	Consolidated Total Leverage Ratio of no more than 3.75:1

•	Consolidated Interest Coverage Ratio of at least 2:1

•	Capital Expenditures were limited to $100 million

We were in compliance with these financial covenants at December 31, 2006. In March 2007, we requested and obtained approval for an amendment to the financial covenants in the credit agreement. The amendment maintains the original Total Leverage Ratio and the Interest Coverage Ratio at 3.75:1 and 2:1, respectively, through December 31, 2007. For fiscal year 2008, the Total Leverage Ratio must be no more than 3.50:1 and the Interest Coverage Ratio must be at least 2.5:1 in the first two quarters and 3.00:1 in the last two quarters. The amendment did not modify the limit on capital expenditures, which is $130 million in 2007 and 2008.

Tronox Incorporated and certain of its subsidiaries have guaranteed the obligations and granted a security interest in specified assets, including property and equipment, inventory and accounts receivable.

Also in November 2005, concurrent with the IPO, the company’s wholly owned subsidiaries, Tronox Worldwide LLC and Tronox Finance Corp. issued $350 million in aggregate principal amount of 9 1/2% senior unsecured notes due 2012 in a private offering. During the second quarter of 2006, the company registered these notes with the Securities and Exchange Commission (“SEC”) and subsequently completed an exchange of all notes and guarantees for publicly tradable notes and guarantees having substantially identical terms, on July 14, 2006. These notes are guaranteed by Tronox and Tronox Worldwide LLC’s material direct and indirect wholly-owned domestic subsidiaries. Interest on the notes is payable on June 1 and December 1 of each year.

The credit facility and the indenture governing the senior unsecured notes have restrictive covenants that limit the company’s ability to, among other things, incur additional debt and liens, make loans or investments, sell assets, and engage in mergers, consolidations or acquisitions. Both the credit facility and the senior unsecured notes have limitations on the amount of cash dividends that Tronox can pay to its stockholders. These limitations restrict cash payments of dividends not to exceed $5.0 million in the aggregate in any fiscal quarter and not to exceed $13.5 million in the aggregate in any fiscal year.

The scheduled maturities of our debt were as follows at December 31, 2006 (in millions of dollars):

2007	$14.7
2008	2.6
2009	2.8
2010	3.0
2011	183.5
2012 and thereafter	342.2

Total debt	$548.8

7.	Restructuring and Exit Activities

In April 2005, in connection with the separation of the company from Kerr-McGee discussed in Note 1, the company initiated an employee compensation program designed to provide an incentive to certain employees to remain with the company over a one-year period. Costs associated with this program were split based upon the

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

periods in which participating employees met the service requirements, with Kerr-McGee bearing the costs for the period they benefited from this arrangement up to the IPO date and the company incurring costs after the IPO date. During 2006, the company incurred costs of $1.7 million and incentives were paid to employees. Kerr-McGee reimbursed the company for its proportionate share of the incentives paid.

In 2004, the company shut down sulfate and curtailed gypsum production at the Savannah, Georgia, facility, wrote down assets that were no longer in service and recognized a pretax charge of $123.0 million. Of the total charge in 2004, $86.6 million represented a write-down of plant assets (of which $12.7 million related to an ARO recognized during the third quarter of 2004), $15.6 million for inventory revaluation, $7.4 million for impairment of intangible assets, $6.7 million for severance and benefit plan curtailment costs, and $6.7 million for contract termination costs. The company’s 2004 Consolidated and Combined Statement of Operations includes $15.6 million in cost of goods sold and $107.4 million in restructuring charges, for total pretax charges of $123.0 million associated with the Savannah facility. (See Note 5 for additional discussion regarding the ARO.) In 2005, $1.2 million of severance was paid and the remainder of $0.9 million, representing an excess of estimated provisions over actual costs, was reversed. The shutdown resulted in the elimination of approximately 100 positions.

Restructuring and Exit Activities.  The following table presents a reconciliation of the beginning and ending balances of reserves for restructuring and exit activities for 2006 and 2005, followed by a brief description of the items which make up the ending 2006 balance.

	2006				2005
	Personnel	Dismantlement	Contract		Personnel	Dismantlement	Contract
	Costs	and Closure	Termination	Total(1)	Costs	and Closure	Termination	Total(1)
	(Millions of dollars)

Beginning balance	$3.1	$4.9	$1.0	$9.0	$7.1	$10.4	$4.3	$21.8
Provisions	(0.2)	—	—	(0.2)	(0.2)	(0.2)	—	(0.4)
Payments	(0.4)	(2.2)	(0.6)	(3.2)	(2.2)	(4.1)	(3.3)	(9.6)
Adjustments	0.2	0.1	(0.2)	0.1	(1.6)	(1.2)	—	(2.8)

Ending balance	$2.7	$2.8	$0.2	$5.7	$3.1	$4.9	$1.0	$9.0

(1)	Amounts exclude AROs and pension reserves and include obligations of the discontinued forest products operations that have been retained by the company.

The personnel cost reserve balance of $2.7 million as of December 31, 2006, consists primarily of the reserve related to the shutdown of the former Antwerp, Belgium, plant in 2001 for which payments are expected to continue until early 2016. The dismantlement and closure reserve balance of $2.8 million at the end of 2006 primarily relates to costs associated with the discontinued forest products business. Payments are expected to continue for several years.

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

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

8.	Capital Stock

Changes in Class A and Class B common stock issued for 2006 and 2005 are as follows:

	Class A	Class B
	Common	Common
	Stock	Stock
	(Thousands of shares)

Shares owned by Kerr-McGee	—	22,889
Shares issued at Initial Public Offering	17,480	—
Issuance of restricted stock	407	—

Balance at December 31, 2005	17,887	22,889
Adjustment to restricted stock issued	(85)	—
Class B shares distributed by Kerr-McGee	—	(22,889)
Class B shares owned by the public	—	22,889
Issuance of restricted stock	586	—
Forfeiture of restricted stock	(33)	—

Balance at December 31, 2006	18,355	22,889

As discussed in Note 1, the Contribution was completed in November 2005 along with the recapitalization of the company, whereby common stock held by Kerr-McGee converted into approximately 22.9 million shares of Class B common stock. The IPO of Class A common stock was completed on November 28, 2005. Pursuant to the IPO registration statement on Form S-1, the company sold approximately 17.5 million shares of its Class A common stock at a price of $14.00 per share.

Following the IPO, approximately 43.3% of the total outstanding common stock of Tronox was held by the general public and 56.7% was held by Kerr-McGee. The holders of Class A common stock and Class B common stock have identical rights, except that holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to six votes per share on all matters to be voted on by stockholders. On March 30, 2006, Kerr-McGee completed the distribution of Class B common stock to its stockholders, resulting in Kerr-McGee having no ownership or voting interest in the company.

As discussed in Note 16, the company established a long-term incentive program in the fourth quarter of 2005 and has issued awards to employees, and converted certain Kerr-McGee awards held by the company’s employees, under the plan.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

9.	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(Millions of dollars)

Foreign currency translation adjustments	$31.0	$(41.7)	$20.0
Unrealized gain (loss) on cash flow hedges, net of taxes of $1.9, $(2.5), and $(0.8)	(3.5)	4.1	0.6
Reclassification of realized (gain) loss on cash flow hedges to net income (loss), net of taxes of $(1.4), $2.5, and $2.8	2.2	(3.2)	(7.7)
Minimum pension liability adjustments, net of taxes of $(1.4), $(2.4), and $3.6	1.8	4.9	(6.1)
Unrecognized actuarial loss, net of taxes of $47.7 (Note 15)	(93.0)	—	—
Unrecognized prior service cost, net of taxes of $3.1 (Note 15)	(5.3)	—	—

	$(66.8)	$(35.9)	$6.8

Components of accumulated other comprehensive income (loss) at December 31, 2006 and 2005, net of applicable tax effects, were as follows:

	2006	2005
	(Millions of dollars)

Foreign currency translation adjustments	$68.5	$37.5
Unrealized loss on cash flow hedges	(1.6)	(0.3)
Minimum pension liability adjustments	—	(1.8)
Unrecognized actuarial loss (Note 15)	(93.0)	—
Unrecognized prior service cost (Note 15)	(5.3)	—

	$(31.4)	$35.4

10.	Cash Flow Statement Data

Net cash flows from operating activities reflects cash payments for income taxes and interest as follows:

	2006	2005	2004
	(Millions of dollars)

Income tax payments	$18.5	$11.9	$8.0
Less refunds received	(1.6)	(11.4)	(0.2)

Net income tax payments	$16.9	$0.5	$7.8

Interest payments	$47.0	$0.4	$0.1

Additionally, in 2005 and 2004, Kerr-McGee paid income taxes of $27.2 million and $37.0 million, respectively, on the company’s behalf, which is included as Net transfers with Kerr-McGee in the Consolidated and Combined Statement of Comprehensive Income (Loss) and Business/Stockholders’ Equity.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Other noncash items included in the reconciliation of net income (loss) to net cash flows from operating activities include the following:

	2006	2005	2004
	(Millions of dollars)

Stock-based compensation(1)	$8.5	$5.8	$2.5
Pension and postretirement cost(1)	14.6	9.9	15.5
Litigation provision	7.9	8.7	0.2
Asset retirement obligations	(7.5)	1.1	—
Equity in net earnings of equity method investees	(6.3)	(2.0)	(2.4)
Loss on retirements of property and equipment	2.5	0.9	9.7
All other(2)	6.0	8.7	12.4

Total	$25.7	$33.1	$37.9

(1)	2005 and 2004 amounts consist primarily of cost allocations from Kerr-McGee.

(2)	No other individual item is material to net cash flows from operating activities.

Details of changes in other assets and liabilities within net cash flows from operating activities of the Consolidated and Combined Statement of Cash Flows are as follows:

	2006	2005	2004
	(Millions of dollars)

Environmental expenditures	$(56.2)	$(61.1)	$(85.2)
Reimbursements of environmental expenditures	38.4	71.4	50.5
Cash abandonment expenditures	(2.3)	(2.3)	(3.2)
Employer contributions to pension and postretirement plans	(6.1)	(7.0)	(1.9)
All other(1)	(6.7)	4.7	(2.4)

Total	$(32.9)	$5.7	$(42.2)

(1)	No other individual item is material to net cash flows from by operating activities.

Other noncash investing and noncash financing activities were as follows:

	2006	2005	2004
	(Millions of dollars)

Noncash Investing Activities —
Receivables repurchased and contributed by Kerr-McGee	$—	$165.0	$—
Acquisition of mining tenements through issuance of debt	(9.4)	—	—
Noncash Financing Activities —
Contribution of repurchased receivables by Kerr-McGee	—	165.0	—
Issuance of debt to acquire mine tenements	9.4	—	—

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

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

11.	Derivative Instruments

At December 31, 2006 and 2005, the net fair value of foreign currency and commodity hedging contracts included in the Consolidated Balance Sheet was a liability of $2.5 million and $0.7 million, respectively, and the related balance of deferred after-tax losses in accumulated other comprehensive loss was $1.6 million and $0.3 million, respectively. All contracts outstanding at December 31, 2006, are expected to settle in 2007. In 2006, pre-tax loss on cash flow hedges of $3.6 million was reclassified from accumulated other comprehensive loss to earnings compared to pre-tax gains of $5.8 million and $10.5 million in 2005 and 2004, respectively. Substantially all of such losses and gains are reflected as a component of Cost of goods sold in the Consolidated and Combined Statement of Operations. No hedges were discontinued and no ineffectiveness was recognized in the periods presented.

12.	Financial Instruments

The company holds or issues financial instruments for other than trading purposes. At December 31, 2006 and 2005, the carrying amount and estimated fair value of these instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(Millions of dollars)

Cash and cash equivalents	$76.6	$76.6	$69.0	$69.0
Long-term receivables	35.5	30.8	35.9	30.5
Grantor trust assets	4.5	4.5	—	—
Total debt	548.8	568.1	550.0	558.2

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value of those instruments due to their short maturity. Carrying values of derivative instruments, all of which approximate their fair values, are disclosed in Note 11. The fair value of long-term receivables is based on discounted cash flows. Grantor trust assets are carried at fair value (See Note 15). The fair value of the company’s fixed-rate debt is based on the quoted market prices for the debt. The carrying value of the company’s variable-rate debt approximates its fair value.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

13.	Income Taxes

The 2006, 2005 and 2004 income tax benefit (provision) from continuing operations are summarized below:

	2006	2005	2004
	(Millions of dollars)

U.S. Federal —
Current	$(18.3)	$(28.5)	$26.7
Deferred	2.3	10.5	17.5

	(16.0)	(18.0)	44.2

International —
Current	(4.7)	(8.8)	(13.8)
Deferred	(6.8)	7.4	7.9

	(11.5)	(1.4)	(5.9)

State —
Current	(0.2)	(2.8)	—
Deferred	4.6	0.4	—

	4.4	(2.4)	—

Total (provision) benefit	$(23.1)	$(21.8)	$38.3

In the following table, the U.S. federal statutory income tax rate is reconciled to the company’s effective tax rates for income or loss from continuing operations as reflected in the Consolidated and Combined Statement of Operations.

	2006	2005	2004

U.S. statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from —
Adjustment of deferred tax balances due to tax rate changes	(11.0)	(2.6)	3.4
Taxation of foreign operations	15.2	(8.2)	(5.8)
Tax contingencies	9.1	2.5	—
State income taxes	(6.2)	2.3	—
Adjustment of prior year’s tax attributes from parent	—	(2.9)	—
Effect of certain stock based compensation adjustments	2.7	—	—
Tax on repatriated foreign earnings	—	6.8	—
Other — net	3.2	(0.9)	(0.7)

Effective tax rate	48.0%	32.0%	31.9%

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Net deferred tax (assets) liabilities at December 31, 2006 and 2005 were comprised of the following:

	2006	2005
	(Millions of dollars)

Deferred tax liabilities —
Property, plant and equipment	$135.5	$145.9
Investments	7.3	6.1
Reserves for environmental remediation and restoration, net	2.7	—
Intercompany notes and payables	14.3	11.6
Intangible assets	9.0	9.1
Inventory	5.5	2.3
Accounts receivable and payable	6.9	—
Other	5.7	5.0

Total deferred tax liabilities	186.9	180.0

Deferred tax assets —
Net operating loss and other carryforwards	(42.4)	(40.2)
Reserves for environmental remediation and restoration, net	(73.7)	(71.1)
Obligations for pension and other employee benefits	(54.5)	(5.0)
Litigation	(3.1)	(0.8)
State and local tax	(1.3)	—
Bad debt allowance	(7.1)	(6.7)
Inventory	—	(2.0)
Accrued insurance costs	(0.3)	(8.3)
Other accrued liabilities	(10.0)	—
Other	(11.8)	(8.3)

Total deferred tax assets	(204.2)	(142.4)
Valuation allowance associated with loss carryforwards	7.3	5.8

Net deferred tax assets	(196.9)	(136.6)

Net deferred tax (asset) liability	$(10.0)	$43.4

Taxation for a company with operations in several foreign countries involves many complex variables, such as tax regimes that differ from country to country and the effect of U.S. taxation on foreign earnings. These complexities do not permit meaningful comparisons between the U.S. and international components of income before income taxes and the provision for income taxes, and disclosures of these components do not necessarily provide reliable indicators of relationships in future periods. Income (loss) from continuing operations before income taxes is comprised of the following:

	2006	2005	2004
	(Millions of dollars)

United States	$31.2	$53.2	$(130.2)
International	16.9	15.0	10.1

Total	$48.1	$68.2	$(120.1)

Undistributed earnings of certain foreign subsidiaries totaled $137.1 million at December 31, 2006. At December 31, 2006, no provision for deferred U.S. income taxes had been made for these earnings because they

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

were considered to be indefinitely reinvested outside the United States. The distribution of these earnings in the form of dividends or otherwise, may subject the company to U.S. Federal and state income taxes and, possibly, foreign withholding taxes. However, because of the complexities of U.S. taxation of foreign earnings, it is not practicable to estimate the amount of additional tax that might be payable on the eventual remittance of these earnings to the U.S.

At December 31, 2006, the company had domestic and foreign operating loss carryforwards totaling $184.3 million. Of this amount, $9.1 million expires in 2009, $66.0 million expires in 2011, $28.1 million expires in 2013, $2.5 million expires in 2014, $23.6 million expires in 2026 and $55.0 million has no expiration date. Realization of these operating loss carryforwards depends on generating sufficient taxable income in future periods. A valuation allowance associated with $21.7 million of operating loss carryforwards that the company does not expect to fully realize has been recorded at December 31, 2006. The valuation allowance is $7.3 million.

The company received an updated preliminary written report from the local tax authorities in Germany dated January 8, 2007. The report takes exception to the deductibility of certain costs and expenses for income tax purposes, including amounts subject to transfer pricing guidelines for which any tax contingency is not reasonably estimable at this time. This report also proposes adjustments to the company’s treatment of certain transactions for value added tax purposes. The report relates to the taxation years under examination of 1998 through 2001. The company believes that it has adequately provided for amounts that are known and estimable which may be adjusted as a result of any audit settlement. These provisions are reflected in noncurrent liabilities as discussed in more detail below. However, the ultimate outcome is not presently known and, accordingly, additional provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future related to this matter.

Contingent tax liabilities of $45.5 million and $37.2 million, at December 31, 2006, and December 31, 2005, respectively, have been included in noncurrent liabilities, separate and apart from deferred income taxes. The increase of $8.3 million relates primarily to additional interest on tax contingencies and movements in the applicable foreign exchange rates. It is not expected that these contingent amounts will be paid within the next 12 months. These contingencies relate primarily to certain deductions associated with plant shutdown activities, deductions related to the effects of foreign currency translation and other tax-related matters. The company believes that it has made adequate provision for income taxes that may be payable with respect to years open for examination, other than amounts relating to the German audit, which are not reasonably estimable, as discussed in the previous paragraph.

On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 (the “Act”). A provision of the Act includes a one-time dividends received deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. On April 11, 2005, Kerr-McGee’s management completed its analysis of the impact of the Act on its plans for repatriation. Based on this analysis, the company repatriated $131.0 million in extraordinary dividends, as defined in the Act, during 2005. Accordingly, income tax expense, net of available tax credits, of $4.7 million was recognized in the company’s Consolidated and Combined Statement of Operations. Cash requirements for the dividends were met with cash on hand at the time each of the distributions was made.

The company was included in the U.S. federal income tax returns of Kerr-McGee Corporation and Subsidiaries for tax periods ending in 2005 and prior. Kerr-McGee Corporation is currently under examination by the Internal Revenue Service covering various tax years that included the company. The company believes that it has made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and accordingly additional provisions may be necessary.

Tax Sharing Agreement and Tax Allocations — The company entered into a tax sharing agreement with Kerr-McGee that governs Kerr-McGee’s and the company’s respective rights, responsibilities and obligations subsequent to the IPO with respect to taxes for tax periods ending in 2005 and prior. Generally, taxes incurred or accrued prior to

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

the IPO that are attributable to the business of one party will be borne solely by that party. The company’s financial statements dated December 31, 2006 reflect a net current liability of approximately $6 million to Kerr-McGee for tax matters to be settled under the tax sharing agreement. The tax matters reflected in the liability relate mainly to the settlement of 2005 income tax returns. Additionally, the liability includes the deemed tax benefit amounts (as defined by the tax sharing agreement) relating to Kerr-McGee stock based compensation deductions allowed in the 2005 and 2006 income tax returns of the company. Additional payables or receivables may result in the future under the tax sharing agreement as the IRS completes its examination of the Kerr-McGee Corporation and subsidiaries’ U.S. federal income tax returns for tax periods ending in 2005 and prior.

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

Under U.S. federal income tax laws, the company and Kerr-McGee are jointly and severally liable for Kerr-McGee’s U.S. federal income taxes attributable to the periods prior to and including the 2005 taxable year of Kerr-McGee. If Kerr-McGee fails to pay the taxes attributable to it under the tax sharing agreement for periods prior to and including the 2005 taxable year of Kerr-McGee, the company may be liable for any part, including the whole amount, of these tax liabilities. The company has not provided for taxes relating to Kerr-McGee that it would not otherwise be liable for under the terms of the tax sharing agreement.

14.	Discontinued Operations

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

In addition to the company’s forest products operations, losses from discontinued operations for all periods presented include adjustments to amounts previously reported as discontinued operations upon disposition of the company’s thorium compounds manufacturing, uranium and refining operations. These adjustments resulted from changes in estimated costs of environmental remediation and restoration activities directly related to the disposed operations. Disposals of the company’s uranium and refining operations were completed in 1989 and 1995, respectively. The company ceased operations at its West Chicago thorium processing facility in 1973. The company retained certain environmental remediation obligations and continues remediation activities directly related to these former operations, as more fully discussed in Note 17.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

The following table presents pretax loss from discontinued operations by type of cost and total after-tax loss from discontinued operations for the years ended December 31, 2006, 2005 and 2004.

		Litigation
	Environmental	Provisions, Legal
	Provisions(1)	and Other Costs(1)	Total
	(Millions of dollars)

Year ended December 31, 2006:
Total pretax loss	$23.7	$16.2	$39.9
Tax benefit			(14.7)

Total after tax loss			$25.2

Year ended December 31, 2005:
Total pretax loss	$17.6	$24.8	$42.4
Tax benefit			(14.8)

Total after tax loss			$27.6

Year ended December 31, 2004:
Total pretax loss	$61.5	$9.0	$70.5
Tax benefit			(24.7)

Total after tax loss			$45.8

(1)	Legal and environmental costs are allocated to discontinued operations on a specific identification basis. Other costs are primarily comprised of insurance and ad valorem taxes.

15.	Employee Retirement and Savings Investment Plans

Retirement Plans

Overview — Tronox is the sponsor of noncontributory defined benefit retirement plans in the U.S. and Germany, a contributory defined benefit retirement plan in the Netherlands and a U.S. contributory postretirement plan for health care and life insurance. Most employees are covered under the company’s retirement plans, and substantially all U.S. employees may become eligible for the postretirement benefits if they reach retirement age while working for the company. As discussed below, the company’s U.S. plans were established at the Distribution date, according to the employee benefits agreement between Kerr-McGee and Tronox.

Establishment of U.S. Plans — Effective with the Distribution at March 30, 2006, the company established a U.S. qualified defined benefit plan (funded), U.S. supplemental nonqualified benefit plans (unfunded) and a U.S. postretirement plan (unfunded). Benefits under the qualified plan are generally based on years of service and final average pay. The supplemental nonqualified benefit plans are designed to maintain benefits for all employees at the plan formula level. The establishment of the U.S. plans resulted in a transfer of certain assets to the company and an assumption of obligations associated with current and former employees participating in such newly established plans. According to the employee benefits agreement between Kerr-McGee and Tronox, $450.3 million in qualified plan assets was transferred to Tronox’s newly established trust. Although not considered plan assets, certain nonqualified benefit payments will be paid from a newly established Grantor Trust. Assets in the amount of $4.4 million (comprised primarily of fixed income securities) were transferred in 2006, from the Kerr-McGee Grantor Trust account to the Tronox Grantor Trust account, and have been reflected at fair value in the Consolidated Balance Sheet in long-term receivables, investments and other assets with changes in fair value recognized currently in earnings.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

New Accounting Standard — In September 2006, the FASB issued SFAS No. 158, which amends SFAS No.’s 87, 88, 106 and 132(R). SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to, among other things, recognize the funded status (the difference between the benefit obligation and the fair value of plan assets) in its balance sheet and recognize as a component of other comprehensive income, net of taxes, previously unrecognized gains or losses and prior service costs or credits. The company has adopted SFAS No. 158 as of December 31, 2006. The following presents the incremental effect of applying the new standard on the individual line items in the company’s Consolidated Balance Sheet as of December 31, 2006.

	Before		After
	Application		Application
	of SFAS No.		of SFAS No.
	158	Adjustments	158
	(Millions of dollars)

Balances as of December 31, 2006:
Long-term receivables, investments and other assets	$206.9	$(106.3)	$100.6
Total Assets	1,929.7	(106.3)	1,823.4
Accrued liabilities	190.4	(3.0)	187.4
Total Current Liabilities	414.9	(3.0)	411.9
Deferred income taxes	82.8	(49.2)	33.6
Other noncurrent liabilities	236.5	41.4	277.9
Total Noncurrent Liabilities	982.0	(7.8)	974.2
Accumulated other comprehensive income (loss)	64.1	(95.5)	(31.4)
Total Stockholders’ Equity	532.8	(95.5)	437.3

The following table shows the pretax unrecognized items included as components of accumulated other comprehensive income (loss) as of December 31, 2006 (immediately after the adoption of SFAS No. 158) and the pretax amounts that are expected to be reclassified from accumulated other comprehensive income (loss) to retirement expense during 2007:

		Postretirement
	Retirement	Health & Life
	Plans	Plans
	(Millions of dollars)

Balances in accumulated other comprehensive income (loss) as of December 31, 2006:
Unrecognized actuarial loss	$(103.7)	$(37.0)
Unrecognized prior service credit (cost)	(13.3)	4.9
Amounts expected to be reclassified from accumulated other comprehensive income (loss) during 2007:
Unrecognized actuarial loss	$(4.2)	$(1.7)
Unrecognized prior service credit (cost)	(2.8)	1.0

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Benefit Obligations and Funded Status — The following provides a reconciliation of beginning and ending benefit obligations, beginning and ending plan assets, funded status and balance sheet classification of the company’s pension and other postretirement plans as of and for the years ended December 31, 2006 and 2005.

			Postretirement
	Retirement Plans		Health and Life Plans
	2006	2005	2006	2005
	(Millions of dollars)		(Millions of dollars)

Change in benefit obligations —
Benefit obligation, beginning of year	$81.4	$82.5	$—	$—
Establishment of U.S. Plans	410.9	—	144.2	—
Service cost	8.4	2.0	1.2	—
Interest cost	21.6	3.6	6.3	—
Plan amendments	—	0.4	—	—
Net actuarial loss	21.6	5.2	3.2	—
Foreign currency rate changes	9.6	(11.1)	—	—
Contributions by plan participants	0.5	0.4	2.0	—
Benefits paid	(23.9)	(1.6)	(6.4)	—
Administrative expenses	(1.0)	—	—	—

Benefit obligation, end of year	529.1	81.4	150.5	—

Change in plan assets —
Fair value of plan assets, beginning of year	62.2	59.2	—	—
Establishment of U.S. Plans	450.3	—	—	—
Actual return on plan assets	28.2	5.1	—	—
Employer contributions(1)	1.7	7.0	4.4	—
Participant contributions	0.5	0.4	2.0	—
Foreign currency rate changes	7.3	(8.2)	—	—
Benefits paid	(23.5)	(1.3)	(6.4)	—
Administrative expenses	(1.0)	—	—	—

Fair value of plan assets, end of year(2)	525.7	62.2	—	—

Net under funded status of plans	$(3.4)	$(19.2)	$(150.5)	$—

Amounts not recognized in the Consolidated Balance Sheet —
Prior service costs	$—	$(1.4)	$—	$—
Net actuarial loss	—	21.0	—	—

	$—	$19.6	$—	$—

Classification of amounts recognized in the Consolidated Balance Sheet —
Prepaid pension cost	$25.3	$11.7	$—	$—
Accrued benefit liability	(28.7)	(14.5)	(150.5)	—

Sub-total of assets and liabilities(3)	(3.4)	(2.8)	(150.5)	—
Accumulated other comprehensive loss (pretax)	117.0	3.2	32.1	—

Total	$113.6	$0.4	$(118.4)	$—

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

(1)	The company expects 2007 contributions to be $0.2 million for the U.S. nonqualified plans, $11 million for the U.S. postretirement plans and approximately $2.2 million for the foreign retirement plans. No contributions are expected in 2007 for the U.S. qualified retirement plan.

(2)	Excludes the grantor trust assets of $4.5 million at year-end 2006 and 2005 associated with the company’s supplemental nonqualified U.S. plans. The company does not anticipate making any contributions to the grantor trust in 2007.

(3)	SFAS No. 158 requires that the plan sponsor carry the funded status of all plans on the balance sheet.

The following table summarizes the accumulated benefit obligations and the projected benefit obligations associated with the company’s unfunded benefit plans.

	At December 31, 2006			At December 31, 2005
	U.S.	U.S.	Germany	U.S.	U.S.	Germany
	Nonqualified	Postretirement	Retirement	Nonqualified	Postretirement	Retirement
	Plans(1)	Plan	Plan	Plans	Plan	Plan
	(Millions of dollars)			(Millions of dollars)

Accumulated
benefit obligation	$5.0	$150.5	$15.0	$—	$—	$13.0
Projected benefit
obligation	6.5	150.5	15.7	—	—	13.7

(1)	Although not considered plan assets, a grantor trust was established from which payments for certain U.S. supplemental benefits are made. The trust assets had a balance of $4.5 million at year-end 2006.

Summarized below are the accumulated benefit obligation, the projected benefit obligation, the market value of plan assets and the funded status of the company’s funded retirement plans.

	At December 31, 2006		At December 31, 2005
	U.S.	The Netherlands	U.S.	The Netherlands
	Qualified	Retirement	Qualified	Retirement
	Plan	Plan	Plan	Plan
	(Millions of dollars)		(Millions of dollars)

Accumulated benefit obligation	$398.9	$68.8	$—	$59.3
Projected benefit obligation	$427.4	$79.5	$—	$67.7
Market value of plan assets	452.7	73.0	—	62.2

Funded status — (under)/over funded	$25.3	$(6.5)	$—	$(5.5)

Expected Benefit Payments — Following are the expected cash benefit payments for the next five years and in the aggregate for the years 2012 through 2016:

						2012-
	2007	2008	2009	2010	2011	2016
	(Millions of dollars)

Retirement Plans(1)	$2.4	$2.9	$3.2	$3.3	$3.5	$22.9
Postretirement Health and Life Plans	11.0	11.2	11.2	11.2	11.3	53.9

(1)	The benefit payments expected to be paid from the U.S. qualified retirement plan trust are expected to be $28.1 million, $28.4 million, $28.7 million, $30.0 million and $30.7 million in each year, 2007 through 2011, respectively, and $180.3 million in the aggregate for the period 2012 through 2016.

For the retirement plans that qualify under the Employee Retirement Income Security Act of 1974 (ERISA), the benefit amount that can be provided to employees by the plans is limited by both ERISA and the Internal Revenue Code. Therefore, the company has unfunded supplemental nonqualified plans designed to maintain

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

benefits for all employees at the plan formula level and to provide senior executives with benefits equal to a specified percentage of their final average compensation.

Retirement Expense — As mentioned above, prior to the Distribution and the establishment of the company’s U.S. plans, Kerr-McGee allocated costs associated with employees covered by its U.S. plans based on salary for defined benefit pension plans and based on active headcount for health and welfare postretirement plans. The tables below present this allocated cost, as well as net periodic cost associated with the U.S. and foreign retirement plans sponsored by the company for 2006, 2005, and 2004:

				Postretirement
	Retirement Plans			Health and Life Plans
	2006	2005	2004	2006	2005	2004
	(Millions of dollars)			(Millions of dollars)

Net periodic cost —
Service cost	$8.5	$2.0	$1.9	$1.1	$—	$—
Interest cost	21.7	3.6	3.4	6.3	—	—
Expected return on plan assets	(30.3)	(3.1)	(3.0)	—	—	—
Net amortization —
Prior service cost (credit)	2.1	(0.3)	(0.2)	(0.8)	—	—
Net actuarial (gain) loss	1.5	1.1	0.5	1.2	—	—

Sub-total net periodic cost	3.5	3.3	2.6	7.8	—	—
Allocated retirement plan expense (credit) from Kerr-McGee:
Net periodic cost (credit)	0.7	(0.4)	(6.2)	2.6	7.0	10.0
Special termination benefits, settlement and curtailment losses	—	—	8.6	—	—	0.5

Total	$4.2	$2.9	$5.0	$10.4	$7.0	$10.5

The 2004 special termination benefits and curtailment costs are associated with the shutdown of sulfate production at the Savannah, Georgia, facility and plan settlement losses are related to normal retirements and retirements resulting from the work force reduction program initiated in 2003.

Assumptions — The following weighted average assumptions were used to determine the net periodic cost:

	2006		2005		2004
	United		United		United
	States	International	States	International	States	International

Discount rate	6.00%	4.25%	—%	4.75%	—%	5.29%
Expected return on plan assets	8.00%	5.25%	—%	5.50%	—%	5.75%
Rate of compensation increases	3.50%	3.42%	—%	3.42%	—%	2.81%

The following assumptions were used in estimating the actuarial present value of the plans’ benefit obligations:

	2006		2005		2004
	United		United		United
	States	International	States	International	States	International

Discount rate	5.75%	4.50%	—%	4.25%	—%	4.75%
Rate of compensation increases	3.50%	3.42%	—%	3.42%	—%	3.42%

In forming the assumption of the U.S. long-term rate of return, the company takes into account the expected earnings on funds already invested, earnings on contributions expected to be received in the current year, and

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

earnings on reinvested returns. The long-term rate of return estimation methodology for U.S. plans is based on a capital asset pricing model using historical data and a forecasted earnings model. An expected return analysis is performed which incorporates the current portfolio allocation, historical asset-class returns and an assessment of expected future performance using asset-class risk factors. Our assumption of the long-term rate of return for the Netherlands plan is developed considering the portfolio mix and country-specific economic data that includes the rates of return on local government and corporate bonds.

The company selects a discount rate for its U.S. qualified plan and its postretirement plan using the results of a cash flow matching analysis based on projected cash flows for the plans. For foreign plans, the company bases the discount rate assumption on local corporate bond index rates.

The health care cost trend rates used to determine the year-end 2006 postretirement benefit obligation were 10% in 2006, gradually declining to 5% in 2012 and thereafter. A 1% increase in the assumed health care cost trend rate for each future year would increase the postretirement benefit obligation at December 31, 2006, by $10.3 million, while the aggregate of the service and interest cost components of the 2006 net periodic postretirement cost would increase by $0.5 million. A 1% decrease in the trend rate for each future year would reduce the benefit obligation at year-end 2006 by $8.7 million and decrease the aggregate of the service and interest cost components of the net periodic postretirement cost for 2006 by $0.4 million.

Plan Assets — Asset categories and associated asset allocations for the company’s funded U.S. retirement plan at December 31, 2006, and the company’s funded retirement plan for employees in the Netherlands at December 31, 2006 and 2005 are as follows:

	U.S. Plan
	Assets	The Netherlands Plan Assets
	2006	2006	2005

Equity securities	55%	35%	28%
Debt securities	42	58	63
Cash and cash equivalents	3	7	9

Total	100%	100%	100%

The U.S. plan is administered by a board-appointed committee that has fiduciary responsibility for the plan’s management. The committee maintains an investment policy stating the guidelines for the performance and allocation of plan assets, performance review procedures and updating of the policy. At least annually, the U.S. plan’s asset allocation guidelines are reviewed in light of evolving risk and return expectations. Current guidelines permit the committee to manage the allocation of funds between equity and debt securities within the range of 40% to 60% equity securities and 40% to 60% debt securities.

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

Fixed-income fund managers are prohibited from investing in (i) direct real estate mortgages or commingled real estate funds, (ii) private placements above certain portfolio thresholds, (iii) tax exempt debt of state and local governments above certain portfolio thresholds, (iv) fixed income derivatives that would cause leverage, (v) guaranteed investment contracts, and (vi) Tronox securities. They are permitted to invest in debt securities issued by the

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

U.S. government, its agencies or instrumentalities, commercial paper rated A3/P3, FDIC insured certificates of deposit or bankers acceptances and corporate debt obligations. Each fund manager’s portfolio should have an average credit rating of A or better.

The Netherlands plan is administered by a pension committee representing the employer, the employees and the pensioners, each with one equal vote. The pension committee meets at least quarterly to discuss regulatory changes, asset performance and asset allocation. The plan assets are managed by one Dutch fund manager against a mandate set at least annually by the pension committee. In accordance with policies set by the pension committee, a new fund manager was appointed effective December 1, 2006. Simultaneous with the change in fund manager, the asset allocation was modified using committee policy guidelines. The plan assets are evaluated annually by a multinational benefits consultant against state defined actuarial tests to determine funding requirements.

Savings Investment Plan

Effective with the Distribution at March 30, 2006, the company established a defined contribution Savings Investment Plan (“SIP”) into which employees, contributions and matching company contributions are paid. Eligible employees who elect to participate can contribute and receive a 100% company matching contribution of up to 6% of the employees compensation (as defined in the SIP). Effective January 1, 2007, the company has modified its matching contribution to be 75% of the first 6% of employees’ contributed compensation (as defined in the SIP). Compensation expense associated with the company’s matching contribution for the period in 2006 following the establishment of the plan was approximately $3 million.

16.	Employee Stock-Based Compensation

Overview — The company’s Long Term Incentive Plan (“LTIP”) authorizes the issuance of shares of the company’s Class A common stock to certain employees and non-employee directors any time prior to November 16, 2015, in the form of fixed-price stock options, restricted stock, stock appreciation rights or performance awards. A total of 6,060,000 shares of the company’s Class A common stock are authorized to be issued under the LTIP, of which a maximum of 1.5 million shares of Class A common stock is authorized for issuance in connection with awards of restricted stock and performance awards to employees. The LTIP also includes certain limitations on the size of awards to an individual employee and to non-employee directors as a group. Subject to these limits, a committee of the Board of Directors administering the LTIP (“Committee”) determines the size and types of awards to be issued.

The maximum period for exercise of an option granted under the LTIP may not be more than ten years from the date the grant is authorized by the Committee and the exercise price may not be less than the fair market value of the Class A common stock on the date the option is granted. The Committee will determine the nature and extent of the restrictions on grants of restricted stock, the duration of such restrictions and any circumstances under which restricted shares will be forfeited.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Stock-based awards granted by the company to its employees and non-employee directors (including awards issued as a result of the conversion of Kerr-McGee stock-based awards discussed below) generally have the following terms:

		Vesting		Cash- or
	Contractual	Period	Vesting	Stock-	Vesting and Other
	Life (Years)	(Years)	Terms	Settled	Conditions

Stock options	10	3	Graded (1)	Stock	Employee service
Restricted stock-based awards	Not applicable	3	Cliff (2)	Stock	Employee service
Performance Shares	Not applicable	3	Cliff (2)	Cash	Employee service

(1)	An employee vests in one-third of the award at the end of each year of service. Employees terminating their employment due to retirement fully vest in their award upon retirement.

(2)	An employee vests in the entire award at the end of the three-year service period. Employees terminating their employment due to retirement fully vest in their award upon retirement.

The company issued approximately 10,000 restricted stock units (“RSU awards”) in 2006 to certain foreign employees in Germany and the Netherlands under sub-plans to the LTIP which were approved by the Committee in August 2006. The sub-plans were required due to certain regulatory issues in those jurisdictions. RSU awards will generally have terms similar to those of restricted stock awards. RSU awards differ from restricted stock awards in that the units represent shares of Class A common stock that will remain in the name of Tronox until the restrictions lapse. As such, holders of RSU awards do not have the right to receive dividends and do not have the right to vote their shares until the restrictions lapse.

In 2006, the Committee approved and the company issued approximately 58,000 performance shares, with a grant-date fair value of approximately $920,000 (before considering estimated forfeitures), to certain foreign employees under the LTIP. The performance share type of award was utilized due to certain regulatory issues in those foreign jurisdictions. Performance shares differ from restricted stock-based awards in that they are awards intended to be settled in cash as opposed to Tronox common stock; however, they are valued by reference to the fair market value of Tronox Class A common stock, similar to restricted stock-based awards. As of December 31, 2006, all performance shares awarded remained outstanding. Compensation expense recognized in 2006 related to the performance shares was insignificant.

Effect of Tronox Separation from Kerr-McGee — As provided in the Employee Benefits Agreement between Kerr-McGee and Tronox, except for vested stock options, vested performance unit awards and awards held by retirement-eligible employees, Kerr-McGee stock-based awards held by Tronox employees at the date of the Distribution were forfeited and replaced with stock-based awards of comparable value issued by Tronox. Retirement-eligible Tronox employees fully vested in their Kerr-McGee stock options, restricted stock and stock opportunity grants on the Distribution date. The company evaluated this forfeiture and replacement of stock-based awards as a modification of awards (as defined by SFAS No. 123R). Under the provisions of SFAS No. 123R, if the fair value of the modified awards is less than their fair value immediately prior to the modification, then the initial grant-date fair value of the originally issued awards should be recognized in earnings. Refer to Note 2 for additional information on the change in the accounting policy for stock-based awards.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

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

Based on the analysis and assumptions above, the company determined that the modifications did not increase the fair value of the converted stock options. Therefore, there was no incremental effect on compensation cost recognized in 2006, and no incremental effect is expected on cost recognition in future periods. The analysis for the other equity awards was based on the company’s Class A common stock fair value on the date of modification listed above and the number of units resulting from the conversion. This analysis also revealed that the modification did not increase the fair value of the converted equity awards, thus, there was no incremental effect on compensation cost recognized in 2006. The conversion of Kerr-McGee performance units to Tronox equity awards represented a liability-to-equity award modification and resulted in an insignificant amount of incremental compensation expense in 2006 in accordance with the newly adopted accounting standard.

Compensation Expense — The following summarizes total stock-based compensation expense recognized in income from continuing operations in 2006, 2005 and 2004, including compensation expense allocated to the company by Kerr-McGee. Stock-based compensation expense recognized in 2006 is based on the fair value of the awards, while in 2005 and 2004, it reflected the intrinsic value of the awards, if any, according to the provisions of APB No. 25.

	2006	2005	2004
	(Millions of dollars)

Expense resulting from awards issued originally by Tronox:
Stock options	$0.8	$—	$—
Restricted stock-based awards	1.6	0.2	—
Expense resulting from awards issued originally by Kerr-McGee:
Stock options	2.0	0.8	—
Restricted stock and stock opportunity grants	4.1	3.3	2.3

Total stock-based compensation expense, pretax	8.5	4.3	2.3
Income tax benefit	(2.3)	(1.5)	(0.8)

Total stock-based compensation expense, net of taxes	$6.2	$2.8	$1.5

Primarily as a result of implementing SFAS No. 123R for the conversion of Kerr-McGee awards, the company’s income from continuing operations before and after income taxes for the year ended December 31, 2006, were $4.6 million and $3.3 million lower, respectively, than if the company had continued to account for stock-based compensation under APB No. 25. Accordingly, the respective basic and diluted per share amounts were $0.11 and $0.07 lower. Compensation expense related to Tronox stock-based awards was not significantly impacted by the adoption of the new standard.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

The following table presents unamortized compensation cost associated with awards outstanding at December 31, 2006, and the weighted average period over which it is expected to be recognized (before considering the associated income tax benefit). Compensation cost ultimately recognized may differ from amounts presented below due to new awards and changes in the estimate of forfeitures, if any.

	Unamortized	Remaining
	Cost (Pretax)	Period
	(Millions of dollars)	(Years)

Stock options issued by Tronox Incorporated	$1.1	1.9
Restricted stock-based awards issued by Tronox Incorporated	2.9	1.9
Performance shares issued by Tronox Incorporated	0.8	1.9
Stock options converted from Kerr-McGee awards	1.2	1.0
Restricted stock and stock opportunity grants converted from Kerr-McGee awards	1.5	1.0

	$7.5	1.6

Stock Options — The following table presents a summary of activity for Tronox options for the year ended December 31, 2006:

				Intrinsic
	Number of		Contractual	Value
	Options	Price(1)	Life (Years)(1)	(Millions)(2)

Options outstanding at December 31, 2005	345,700	$14.00
Options awarded (primarily those converted from Kerr-McGee awards)	927,666	9.65
Options forfeited	(52,911)	10.39

Options outstanding at December 31, 2006	1,220,455	$10.85	8.1	$6.2

Options exercisable at December 31, 2006	115,087

Outstanding options vested and expected to vest	1,150,764	$10.82	8.1	$5.8

(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.

(2)	Reflects aggregate intrinsic value based on the difference between the market price of Tronox stock at December 31, 2006, and the options’ exercise price.

The following table summarizes information about stock options issued in accordance with the LTIP described above that are outstanding and exercisable at December 31, 2006.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise		Contractual	Price per		Price per
Prices per Option	Options	Life (Years)	Option	Options	Option

$8.68-9.93	876,139	7.7	$9.08	—	$—
$9.94-16.26	344,316	8.9	13.07	115,087	14.00

	1,220,455	8.1	$10.85	115,087	$14.00

Valuation and cost attribution methods.  Options’ fair value is determined on the date of grant using the Black-Scholes-Merton option-pricing model and is recognized in earnings (net of expected forfeitures) on a

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

straight-line basis over the employee service period necessary to earn the awards, which is generally the vesting period. However, compensation cost associated with employees whose retention of the options is not contingent on providing future service is recognized immediately upon grant.

Tronox Stock Option valuation.  The fair value of the Tronox options granted in 2005 was estimated as of the date of the grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

2005

Risk-free interest rate	4.6%
Expected dividend yield	1.5%
Expected volatility	34.5%
Expected term (years)	6.3
Per-unit fair value of options granted	$5.01

Expected Volatility — In setting the volatility assumption, the company will consider the implied volatility of the traded options of peer group companies and historical volatility of peer group company stock prices over the expected term of the options as well as the historical volatility of the company’s class A common stock from the first day of trading in 2005, as appropriate.

Expected Term — The expected term represents a weighted average of the expected terms of three groups of plan participants: 1) participants eligible to retire at the measurement date, 2) participants eligible to retire one year after the measurement date and 3) participants not eligible to retire one year after the measurement date.

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

Restricted Stock Awards and Stock Opportunity Grants — The following table summarizes information about restricted stock and stock opportunity grant activity during 2006:

	Number of	Fair
	Shares	Value(1)

Balance at December 31, 2005	321,790	$13.77
Awards issued (including those converted from Kerr-McGee awards)	660,210	12.98
Awards forfeited	(37,534)	13.22
Awards earned (due to retirements)	(6,086)	12.22

Balance at December 31, 2006	938,380	$13.25

Vested at December 31, 2006	—

Outstanding awards expected to vest	881,889	$13.19

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

(1)	Represents the weighted-average grant-date fair value.

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

17.	Contingencies

The following table summarizes the contingency reserve balances, provisions, payments and settlements for 2004, 2005 and 2006, as well as balances, accruals and receipts of reimbursements of environmental costs from other parties.

		Reserves for
	Reserves for	Environmental	Reimbursements
	Litigation(1)	Remediation(2)	Receivable(3)
	(Millions of dollars)

Balance at December 31, 2003	$5.8	$219.6	$130.1
Provisions / Accruals	0.2	81.4	14.2
Payments / Settlements	(3.4)	(85.2)	(50.5)

Balance at December 31, 2004	2.6	215.8	93.8
Provisions / Accruals	8.7	69.0	34.3
Payments / Settlements	(2.1)	(61.1)	(71.4)

Balance at December 31, 2005	9.2	223.7	56.7
Provisions / Accruals	7.9	56.4	53.1
Payments / Settlements	(2.1)	(56.2)	(38.4)

Balance at December 31, 2006	$15.0	$223.9	$71.4

(1)	Provisions for litigation in 2004, 2005 and 2006 include nil, $8.7 million and $4.0 million, respectively, related to the company’s former forest products operations, thorium compounds manufacturing and refining operations and, therefore, are reflected in loss from discontinued operations (net of taxes) in the Consolidated and Combined Statement of Operations.

(2)	Provisions for environmental remediation and restoration in 2004, 2005 and 2006 include $75.7 million, $29.9 million and $55.8 million, respectively, related to the company’s former forest products operations, thorium compounds manufacturing, uranium and refining operations. These charges are reflected in the Consolidated and Combined Statement of Operations as a component of loss from discontinued operations (net of taxes).

(3)	Reimbursements for environmental remediation and restoration in 2004, 2005 and 2006 include $14.2 million, $12.3 million and $32.1 million, respectively, related to the company’s former forest products operations and thorium compounds manufacturing operations, which are reflected in the Consolidated and Combined Statement of Operations as a component of loss from discontinued operations (net of taxes).

Management believes, after consultation with its internal legal counsel, that currently the company is reserved adequately for the probable and reasonably estimable costs of known environmental matters and other contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liabilities at sites now under review. At this time, however, the company cannot reliably estimate a range of future additions to the reserves for any individual site or for all sites collectively. Reserves for each environmental site are based on assumptions regarding the volumes of contaminated soils and groundwater involved, as well as associated excavation, transportation and disposal costs.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental and legal matters and other contingencies because, among other reasons:

•	Some sites are in the early stages of investigation, and other sites may be identified in the future.

•	Remediation activities vary significantly in duration, scope and cost from site to site depending on the mix of unique site characteristics, applicable technologies and regulatory agencies involved.

•	Remediation requirements are difficult to predict at sites where remedial investigations have not been completed or final decisions have not been made regarding remediation requirements, technologies or other factors that bear on remediation costs.

•	Environmental laws frequently impose joint, several liability on all potentially responsible parties (“PRPs”), and it can be difficult to determine the number and financial condition and possible defenses of PRPs and their respective shares of responsibility for clean-up costs.

•	Environmental laws and regulations, as well as enforcement policies and clean-up levels, are continually changing, and the outcome of court proceedings, alternative dispute resolution proceedings (including mediation) and discussions with regulatory agencies are inherently uncertain.

•	Unanticipated construction problems and weather conditions can hinder the completion of environmental remediation.

•	Some legal matters are in the early stages of investigation or proceeding or their outcomes otherwise may be difficult to predict, and other legal matters may be identified in the future.

•	The inability to implement a planned engineering design or use planned technologies and excavation or extraction methods may require revisions to the design of remediation measures, which can delay remediation and increase costs.

•	The identification of additional areas or volumes of contamination and changes in costs of labor, equipment and technology generate corresponding changes in environmental remediation costs.

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

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

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

In 1999, Tronox LLC initiated the interim measures required by the consent orders. A long-term remediation system is operating in compliance with the consent orders. Initially, the remediation system was projected to operate through 2007. However, studies of the decline of perchlorate levels in the groundwater indicate that Tronox LLC may need to operate the system through 2011. The scope, duration and cost of groundwater remediation likely will be driven in the long term by drinking water standards regarding perchlorate, which to date have not been formally established by applicable state or federal regulatory authorities. The EPA and other federal and state agencies continue to evaluate the health and environmental risks associated with perchlorate as part of the process for ultimately setting drinking water standards. One state agency, the California Environmental Protection Agency has set a public health goal for perchlorate, and the federal EPA has established a reference dose for perchlorate, which are preliminary steps to setting drinking water standards. The establishment of drinking water standards could materially affect the scope, duration and cost of the long-term groundwater remediation that Tronox LLC is required to perform.

Financial Reserves  — As of December 31, 2006, reserves for environmental remediation at Henderson totaled $28.4 million. As noted above, the long-term scope, duration and cost of groundwater remediation and impoundment closure are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future. However, the amount of any additional costs cannot be reasonably estimated at this time.

Litigation — In 2000, Tronox LLC initiated litigation against the United States seeking contribution for its Henderson response costs. The suit was based on the fact that the government owned the plant in the early years of its operation, exercised significant control over production at the plant and the sale of products produced at the plant, even while not the owner, and was the largest consumer of products produced at the plant. Before trial, the parties agreed to a settlement of the claims against the United States. The settlement was memorialized in a consent decree approved by the court on January 13, 2006. In February 2006, under the consent decree, the United States paid Tronox LLC $20.5 million in contribution for past costs. Commencing January 1, 2011, the United States will be obligated to pay 21% of Tronox LLC’s remaining response costs at Henderson, if any, related to perchlorate.

Insurance — In 2001, Tronox LLC purchased a 10-year, $100 million environmental cost cap insurance policy for groundwater and other remediation at Henderson. The insurance policy provides coverage only after Tronox LLC exhausts a self-insured retention of approximately $61.3 million and covers only those costs incurred to achieve a clean-up level specified in the policy. As noted above, federal and state agencies have not established a drinking water standard and, therefore, it is possible that Tronox LLC may be required to achieve a clean-up level more stringent than that covered by the policy. If so, the amount recoverable under the policy may be less than the ultimate clean-up cost.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

At December 31, 2006, the company had received $10.6 million of cost reimbursement under the insurance policy, and expects additional estimated aggregate clean-up cost of $88.4 million less the $61.3 million self-insured retention to be covered by the policy (for a net amount of $27.1 million in additional reimbursement). The company believes that additional reimbursement of approximately $27 million is probable, and, accordingly, the company has recorded a receivable in the financial statements for that amount.

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

Closed Facility — Pursuant to agreements reached in 1994 and 1997 among Tronox LLC, the City of West Chicago and the State regarding the decommissioning of the closed West Chicago facility, Tronox LLC has substantially completed the excavation of contaminated soils and has shipped those soils to a licensed disposal facility. Surface restoration was completed in 2004, except for areas designated for use in connection with the Kress Creek and Sewage Treatment Plant remediation discussed below. Groundwater monitoring and remediation is expected to continue for approximately eight years.

Vicinity Areas — EPA has listed four areas in the vicinity of the closed West Chicago facility on the NPL and has designated Tronox LLC as a PRP in these four areas. Tronox LLC has substantially completed remedial work for three of the areas (known as the Residential Areas, Reed-Keppler Park and the Sewage Treatment Plant). Work continues at the other NPL site known as Kress Creek. The work involves removal of low level insoluble thorium residues principally in streambanks and streambed sediments. Tronox LLC has reached an agreement with the appropriate federal and state agencies and local communities regarding the characterization and cleanup of the sites, past and future government response costs, and the waiver of natural resource damages claims. The agreement is incorporated in consent decrees, which were approved and entered by the federal court in August 2005. The clean-up work, which began in the third quarter of 2005, is expected to take about four to five years to complete, will require excavation of contaminated soils and stream sediments, shipment of excavated materials to a licensed disposal facility and restoration of affected areas.

Financial Reserves — As of December 31, 2006, the company had reserves of $74.8 million for costs related to the West Chicago facility and vicinity properties. During the year ended December 31, 2006, the company recorded an increase of $12.0 million to the reserve for Kress Creek due to a cost increase implemented by the commercially licensed disposal facility. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (“Title X”) (discussed below).

Government Reimbursement — Pursuant to Title X, the U.S. Department of Energy (“DOE”) is obligated to reimburse the company for certain decommissioning and clean-up costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility’s production was dedicated to U.S. government contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government’s full share of West Chicago clean-up costs. Through December 31, 2006, the company had been reimbursed approximately $292.7 million under Title X.

Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged the company’s clean-up expenditures. As of December 31, 2006, the government’s share of costs incurred by the company but not yet reimbursed by the DOE totaled approximately $26.9 million, which includes $13.5 million accrued in 2006. The company received $12.0 million from the government in April 2006

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

and believes receipt of the remaining $26.9 million in due course following additional congressional appropriations is probable and has reflected that amount as a receivable in the financial statements. The company will recognize recovery of the government’s share of future remediation costs for the West Chicago sites as it incurs the cash expenditures.

Ambrosia Lake, New Mexico

From the late 1950s until 1988, the company operated a uranium mining and milling operation at Ambrosia Lake near Grants, New Mexico, pursuant to a license issued by the Atomic Energy Commission (“AEC”), now the Nuclear Regulatory Commission (“NRC”). When the operation was sold, the company retained responsibility for certain environmental conditions existing at the site, including mill tailings, selected ponds and groundwater contamination related to the mill tailings and unlined ponds. Since 1989, the unaffiliated current owner of the site, Rio Algom Mining LLC (“Rio Algom”), has been decommissioning the site pursuant to the license issued by NRC. Mill tailings, certain impacted surface soils and selected pond sediments have been consolidated in an onsite containment unit. Under terms of the sales agreement, which included provisions capping the liability of Rio Algom, the company became obligated to solely fund the remediation for the items described above when total expenditures exceeded $30 million, which occurred in late 2000. A decommissioning plan for the remaining impacted soil was submitted by Rio Algom to the NRC in January 2005 and was approved in July 2006. The soil decommissioning plan would take about one to two years to complete. The state of New Mexico has recently raised issues about certain non-radiological constituents in the groundwater at the site. Groundwater treatment was discontinued after approval by the NRC in February 2006. Discussions regarding these issues are ongoing, and resolution could affect remediation costs and/or delay ultimate site closure.

In addition to those remediation activities described above for which reserves have been established, as described below, Rio Algom is investigating soil contamination potentially caused by past discharge of mine water from the site, for which no reserve has been established.

Financial Reserves — As of December 31, 2006, the company had reserves of $8.5 million for the costs of the remediation activities described above, including groundwater remediation. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Litigation — On January 18, 2006, Rio Algom filed suit against Tronox Worldwide LLC in the U.S. District Court for the District of New Mexico. The suit seeks a determination regarding responsibility for certain labor-related and environmental remediation costs. The case is currently in the discovery phase. On December 14, 2006, the parties participated in a court-ordered settlement conference. Shortly before the conference, Rio Algom presented Tronox Worldwide LLC with a $140 million settlement demand, $128 million of which was related to alleged future groundwater remediation costs. Tronox Worldwide LLC believes that these costs are hypothetical and that Rio Algom’s demand is unsupportable. The remaining $12 million of this demand represents Rio Algom’s claims for unpaid reclamation costs. The parties did not reach a settlement at the conference. No trial date has been set. The company has not provided a reserve for this lawsuit beyond the above-mentioned remediation reserve because at this time the probability of a loss and the amount of loss, if any, cannot be reasonably estimated.

Crescent, Oklahoma

Beginning in 1965, Cimarron Corporation (“Cimarron”) operated a facility near Crescent, Oklahoma, at which it produced uranium and mixed oxide nuclear fuels pursuant to licenses issued by AEC (now NRC). Operations at the facility ceased in 1975. Since that time, buildings and soils were decommissioned in accordance with the NRC licenses. In limited areas of the site, groundwater is contaminated with radionuclides, and, in 2003, Cimarron submitted to the NRC and the Oklahoma Department of Environmental Quality (“ODEQ”) a draft remediation work plan addressing the groundwater contamination. In 2005, the company began evaluating available technologies to address remaining groundwater issues. A remediation technology has been selected, and the company submitted for approval an amended plan to the NRC and the ODEQ in December 2006. The plan describes the

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

remediation of the remaining groundwater issues. While there can be no guarantee that the plan will be approved, the company believes the plan represents an appropriate remediation technology.

Financial Reserves — As of December 31, 2006, the company had reserves of $10.8 million for the costs of the remediation activities, including those currently under evaluation by the NRC and ODEQ, described above. During the year ended December 31, 2006, the company recorded an increase of $6.0 million to the reserve for Crescent due to the estimated costs to implement the company’s chosen groundwater remediation technology. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

New Jersey Wood-Treatment Site

Tronox LLC was named in 1999 as a PRP under CERCLA at a former wood-treatment site in New Jersey at which the EPA is conducting a cleanup. On April 15, 2005, Tronox LLC received a letter from the EPA asserting it is liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by the EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest, though the EPA has informed Tronox LLC that as of December 5, 2006, project costs are approximately $244 million, plus other future costs and interest, although the government has recently indicated it would consider resolving the matter for $239 million. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor in the 1960s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed any liabilities for the site. In addition, although it appears there may be other PRPs to whom notice has been given, the company does not know whether the other PRPs have any valid defenses to liability for the site or whether the other PRPs have the financial resources necessary to meet their obligations, if proven. Tronox LLC and EPA have submitted the matter to nonbinding mediation that could lead to a settlement or resolution of EPA’s demand. In the event the mediation process does not lead to an acceptable solution, Tronox LLC intends to vigorously defend against the EPA’s demand.

Financial Reserves — During the year ended December 31, 2006, the company recorded a reserve of $35.0 million as a result of an offer made during settlement discussions. Although ultimate costs may differ from the current estimate, the amount of any revision cannot be reasonably estimated at this time.

Reimbursement — During the year ended December 31, 2006, the company recorded a receivable of $17.5 million representing 50% of the settlement amount that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable. The receivable has been reflected in accounts receivable in the accompanying Consolidated Balance Sheet.

Sauget, Illinois

From 1927 to 1969, Tronox LLC operated a wood-treatment plant on a 60-acre site in the Village of Sauget (formerly known as Monsanto) in St. Clair County, Illinois. Operations on the property resulted in the contamination of soil sediment, surface water and groundwater at the site with creosote and other substances used in wood treating. In 1988, Tronox LLC entered into a court-approved consent order with the Illinois Attorney General and Illinois Environmental Protection Agency. The investigation and feasibility study for sediments required by the order are complete. Pond sediment removal is expected to be complete in 2007, with final pond closure and groundwater investigation to follow.

Financial Reserves — As of December 31, 2006, the company had reserves of approximately $6.8 million for the remediation activities related to contaminated soils and sediments. Additional groundwater characterization will occur upon completion of the soils and sediments removal. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Cleveland, Oklahoma

Triple S Refining Corporation (“Triple S”), formerly known as Kerr-McGee Refining Corporation, owned and operated a petroleum refinery near Cleveland, Oklahoma, until the facility was closed in 1972. In 1992, Triple S entered into a Consent Order with the Oklahoma Department of Health (later, the ODEQ), which addresses the remediation of air, soil, surface water and groundwater contaminated by hydrocarbons and other refinery related materials. Facility dismantling and several interim remedial measures have been completed. In 2006, ODEQ approved the remedial design for soil and waste feasibility study, which includes construction of an on-site disposal cell. A feasibility study of surface and groundwater remedial measures is under review by the ODEQ. Duration of remedial activities currently cannot be estimated.

Financial Reserves — As of December 31, 2006, the company had reserves of approximately $3.9 million for the remediation activities described above, including the remedial measures recommended in the feasibility study currently under review. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

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

At the company’s request, the NRC terminated the site license in 2006, thereby allowing the company to avoid costs that would otherwise be incurred in association with continued license maintenance.

Financial Reserves — As of December 31, 2006, the company had reserves of $10.4 million for the costs of the ongoing remediation and decommissioning work described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Jacksonville, Florida

In 1970, Tronox LLC purchased a facility in Jacksonville, Florida, that manufactured and processed fertilizers, pesticides and herbicides. Tronox LLC closed the facility in 1978. In 1988, all structures were removed, and Tronox LLC began site characterization studies. In 2000, Tronox LLC entered into a consent order with EPA to conduct a remedial investigation and a feasibility study. The remedial investigation was completed and submitted to the EPA in August 2005. A feasibility study was submitted to the EPA in October 2006. The study recommended site soil remediation and excavation, site capping and limited groundwater remediation.

Financial Reserves — As of December 31, 2006, the company had reserves of $5.3 million to conduct the clean-up and remediation activities recommended in the feasibility study submitted to the EPA. Although actual costs may differ from the current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Other Sites

In addition to the sites described above, the company is responsible for environmental costs related to certain other sites. These sites relate primarily to wood-treating, chemical production, landfills, mining, and oil and gas refining, distribution and marketing. As of December 31, 2006, the company had reserves of $40.0 million for the environmental costs in connection with these other sites. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. One such site is a mining site in South Dakota, which the company refers to as Riley Pass. Reserves for this site were increased during the year ended December 31, 2006, from $1.0 million to $2.1 million, as a result of a consent order requiring a predesign and vegetation study. Once the study is complete, additional costs may be required to remediate adjacent areas within the site, but such costs cannot be reasonably estimated at this time.

Master Separation Agreement

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

With respect to any site for which the company has established a reserve as of the effective date of the MSA, 50% of the remediation costs the company incurs in excess of the reserve amount (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. With respect to any site for which the company has not established a reserve as of the effective date of the MSA, 50% of the amount of the remediation costs the company incurs and pays (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. At December 31, 2006, the company had a receivable of $17.5 million, representing 50% of the settlement offer the company made related to the New Jersey wood-treatment site as described above that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable.

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

Litigation and Claims

Western Fertilizer Contract

In 1995, Tronox LLC executed an exclusive agreement with Western Fertilizer, Inc. (“Western Fertilizer”) for the storage and distribution of fertilizer produced by the company. In May 2000, the company terminated the agreement because the owner, operator and the key person of Western Fertilizer, had been sentenced to serve 17 years in prison for federal crimes involving activities unrelated to the company, thus rendering Western Fertilizer unable to perform its duties under the agreement. In June 2000, Western Fertilizer filed for bankruptcy, and its trustee alleged that the company did not have the right to terminate the agreement. In May 2003, Western Fertilizer’s bankruptcy claim against Tronox LLC was transferred to a litigation trust, and, in October 2004, the litigation trust filed an amended complaint in a pending federal lawsuit in the U.S. District Court in Idaho, seeking monetary damages of approximately $13 million for alleged breaches of contract. Discovery in the litigation was completed in February 2006. On March 1, 2006, both parties filed motions for summary judgment. On June 30, 2006, the court ruled on the parties’ motions for summary judgment. It granted in part and denied in part the motion of each, ordered

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

the parties to meet and confer regarding any remaining open issues and report back to the court. The company and plaintiff then undertook settlement discussions that resulted in a written settlement agreement, signed in 2006, requiring Tronox LLC to pay $3.7 million and waive its rights to approximately $0.6 million in fertilizer proceeds, signed by the parties before the end of 2006.

Financial Reserves — As of December 31, 2006, the company had reserves of $3.7 million related to the plaintiff’s claims. Payment of settlement amounts was made on January 3, 2007.

Birmingham, Alabama

Until 1995, Triple S operated a petroleum terminal in Birmingham, Alabama. In late 2005, a local church, which is located on property adjacent to the site, demanded payment for damages of approximately $25 million in connection with a release of petroleum alleged to have occurred at the terminal and threatened litigation. In March 2006, the company filed a lawsuit in federal court seeking a declaration of the parties’ rights and injunctive relief. The defendant has moved to dismiss the company’s suit and has also filed a countersuit in the circuit court for Jefferson County, Alabama, against the company and third parties seeking property damages, injunctive relief and costs. The company has responded to the motion. In January 2007, the judge in the federal lawsuit issued an order abstaining from exercising jurisdiction over the matter, leaving the case before the Jefferson County circuit court. The company has filed an appeal of the order with the U.S. Court of Appeals in the Eleventh Circuit. The company has not provided a reserve for the litigation because at this time it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The company currently believes that the ultimate resolution of the litigation is not likely to have a material adverse effect on the company.

Forest Products Litigation

The company is defending a number of lawsuits related to three former wood-treatment plants in Columbus, Mississippi, Avoca, Pennsylvania, and Texarkana, Texas. All of these lawsuits seek recoveries under a variety of common law and statutory legal theories for personal injuries and/or property damages allegedly caused by exposure to and/or release of chemicals used in the wood-treatment process, primarily creosote. The company currently believes that claims asserted in these lawsuits are without substantial merit and is vigorously defending them.

At Columbus, Mississippi, the Maranatha Faith Center filed a state court property damage lawsuit in 2000. The church filed bankruptcy in 2003, but continues to prosecute its lawsuit. Tronox LLC moved for change of venue due to adverse publicity in the Columbus community stemming from prior litigation and settlements. In September 2006, the judge agreed with Tronox LLC and ordered the transfer of venue. After the new trial is determined a trial date will be set. Also pending in Mississippi state courts are a case with 26 plaintiffs alleging personal injury and a case with two local businesses alleging property damage. Pending in Mississippi federal court are 238 cases filed from 2002 to 2005 that have been consolidated for pretrial and discovery purposes. While many plaintiffs have been dismissed on motions filed by Tronox LLC, over 2,000 plaintiffs remain in the consolidated action. In January 2007, the judge granted the Tronox LLC severance motion, requiring each individual plaintiff’s case to be tried separately. However, the judge excepted from his severance order two plaintiffs (one with personal injuries and the other with property damage) who are set to be tried jointly in June 2007.

At Avoca, 35 state court lawsuits were filed in 2005 by over 4,000 plaintiffs. The plaintiffs have classified their claims into various alleged disease categories. In September 2005, the judge ordered that discovery and the first trial will focus on plaintiffs who allege pre-cancerous skin lesions. Of these plaintiffs, ten will be selected (five by plaintiff’s counsel and five by Tronox LLC) for the trial, which is set for August 2007.

At Texarkana, three federal lawsuits filed from 2004 to 2006 are pending with 27 plaintiffs in the first case, five plaintiffs in a second case and 12 in a third case. In the first case, the judge ruled that five plaintiffs who resided at the same house near the company’s plant will have their claims tried at the first trial. Pursuant to an insurance policy

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

issued to Tronox LLC, the insurer has acknowledged a defense duty. In addition, the insurer is engaged in settlement negotiations with plaintiffs’ counsel in all three Texarkana cases.

Financial Reserves — As of December 31, 2006, the company had reserves of $11.0 million related to two of these forest products litigation issues. No reserves have been established for the remaining former plant sites. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time. The company currently believes that the ultimate resolution of this forest products litigation is not likely to have a material adverse effect on the company.

Kemira

In 2000, the company acquired its TiO2 production facility in Savannah, Georgia, from Kemira Pigments Oy, a Finnish company, and its parent, Kemira Oyj (together, “the Sellers”). After acquiring the facility, the company discovered that certain matters associated with environmental conditions and plant infrastructure were not consistent with representations made by the Sellers. The company sought recovery for breach of representations and warranties in a proceeding before the London Court of International Arbitration (“LCIA”). On May 9, 2005, the company received notice from the LCIA that the LCIA had found in favor of the company as to liability with respect to certain of the claims. The LCIA hearing related to amount of damages was held in late May 2006. On November 10, 2006, the LCIA issued an Award on Quantum awarding the company a net of $8.9 million in damages and interest, which was received in December 2006. This award is presented as Arbitration award received in the Consolidated and Combined Statement of Operations.

Savannah Plant

On September 8, 2003, the Environmental Protection Division of the Georgia Department of Natural Resources (“EPD”) issued a unilateral Administrative Order to our subsidiary, Tronox Pigments (Savannah) Inc., claiming that the Savannah plant exceeded emission allowances provided for in the facility’s Title V air permit. On September 19, 2005, the EPD rescinded the Administrative Order and filed a Withdrawal of Petition for Hearing on Civil Penalties. Accordingly, the proceeding on administrative penalties has been dismissed, without prejudice. After dismissal of the Administrative Order, representatives of EPD, the EPA and Tronox continued with their discussions regarding a resolution of the alleged violations, with EPA taking the lead role in these discussions. On December 6, 2006, EPA informed Tronox Pigments (Savannah) Inc. that it has submitted a civil referral to the U.S. Department of Justice (“DOJ”) with respect to the air quality bypass issue and for matters stemming from the EPA led Resource Conservation and Recovery Act (“RCRA”) Compliance Evaluation Inspection (“CEI”) that occurred in January 2006. Prior to the filing of any formal action, DOJ had agreed to a series of settlement negotiations to determine if the matter could be resolved. Though imposition of a penalty is probable, it is believed that any penalties related to this matter are not likely to have a material adverse effect on the company.

Other Matters

The company is party to a number of legal and administrative proceedings involving environmental and/or other matters pending in various courts or agencies. These proceedings, individually and in the aggregate, are not expected to have a material adverse effect on the company. These proceedings are also associated with facilities currently or previously owned, operated or used by the company and/or its predecessors, some of which include claims for personal injuries, property damages, clean-up costs and other environmental matters. Current and former operations of the company also involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company to clean up various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances and/or other materials have been contained, disposed of or released. Some of these sites have been designated Superfund sites by EPA pursuant to CERCLA or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which the company operates.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

18.	Commitments

Lease and Purchase Obligations

The company has various commitments under noncancelable operating lease agreements, principally for railcars, office space and production equipment. The aggregate minimum annual rentals under all operating leases at December 31, 2006, are shown in the table below. Total rental expense was $23.9 million in 2006, $19.8 million in 2005 and $17.4 million in 2004.

Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction.

In the normal course of business, the company also enters contractual agreements to purchase raw materials, process chemicals and utilities. Aggregate future payments under these contracts are shown in the table below.

	Payments Due by Year
						After
Type of Obligation	2007	2008	2009	2010	2011	2011	Total
	(Millions of dollars)

Operating leases	$9.8	$9.1	$8.2	$7.0	$6.1	$17.7	$57.9
Purchase obligations —
Ore contracts	185.8	169.1	112.0	52.0	29.5	18.4	566.8
Other purchase obligations	110.4	98.0	92.1	74.4	11.1	15.8	401.8

Total	$306.0	$276.2	$212.3	$133.4	$46.7	$51.9	$1,026.5

As discussed in Note 15, the company will be obligated under the employee benefits agreement with Kerr-McGee to maintain the Material Features (as defined in the employee benefits agreement) of the U.S. postretirement plan without change for a period of three years following the Distribution date. Based on the actuarially projected obligations under that plan, the company expects contributions to be approximately $11.0 million for each of the next five years.

Letters of Credit and Other

At December 31, 2006, the company had outstanding letters of credit in the amount of approximately $67.8 million. These letters of credit have been granted by financial institutions to support our environmental clean-up costs and miscellaneous operational and severance requirements in international locations. As of February 28, 2007, outstanding letters of credit totaled $67.9 million (unaudited).

The company has entered into certain agreements that require it to indemnify third parties for losses related to environmental matters, litigation and other claims. No material obligations are presently known and, thus, no reserve has been recorded in connection with such indemnification agreements.

19.	Summarized Combined Financial Information of Affiliates

The company has investments in Basic Management, Inc. and Subsidiaries (a corporation in which the company has a 31% interest, whose combined financial statements include The Landwell Company, L.P., a limited partnership in which the company has a 29% direct interest). These companies are located near its facility in Henderson, Nevada, which are accounted for under the equity method. These investees provide services to the Henderson facility and also market and develop land in the area. The company recognized $6.3 million, $2.0 million and $2.4 million of equity in net earnings of equity method investees for the years ended December 31, 2006, 2005

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

and 2004, respectively (see Note 3). Summarized combined financial information of the significant investees is as follows:

	At December 31,
	2006	2005(1)
	(Millions of dollars)

Current assets	$37.7	$34.4
Noncurrent assets	72.0	72.2
Current liabilities	9.8	16.0
Noncurrent liabilities	31.4	33.8

	For the Years Ended December 31,
	2006	2005(1)	2004(1)
	(Millions of dollars)

Gross revenues	$39.3	$21.2	$28.8
Gross profit	32.4	15.3	17.1
Income before taxes	25.2	7.0	8.6
Net income	21.2	5.9	7.8

(1)	Unaudited

20.	Reporting by Business Segment and Geographic Locations

The company has one reportable segment representing the company’s pigment business. The pigment segment primarily produces and markets TiO2 and has production facilities in the United States, Australia, Germany and the Netherlands. The pigment segment also includes heavy minerals production operated through our joint venture. The heavy minerals production is integrated with our Australian pigment plant, but also has third-party sales of minerals not utilized by the company’s pigment operations. Electrolytic and other chemical products (which does not constitute a reportable segment) represents the company’s other operations which are comprised of electrolytic manufacturing and marketing operations, all of which are located in the United States. Segment performance is evaluated based on segment operating profit (loss), which represents results of segment operations before considering general expenses and environmental provisions related to sites no longer in operation, interest and debt expense, other income (expense) and income taxes.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

	2006	2005	2004
	(Millions of dollars)

Net Sales
Pigment	$1,310.1	$1,267.0	$1,208.4
Electrolytic and other chemical products	101.5	97.0	93.4

Total	$1,411.6	$1,364.0	$1,301.8

Operating Profit (Loss)
Pigment(1)	$77.9	$101.5	$(86.5)
Electrolytic and other chemical products(2)	25.3	(5.9)	(0.6)

	103.2	95.6	(87.1)
Corporate and nonoperating sites(3)	(18.6)	(2.1)	(5.5)
Provisions for environmental remediation and restoration(4)	—	(5.6)	(2.2)

Total operating profit (loss)	84.6	87.9	(94.8)
Interest and debt expense	50.4	4.5	0.1
Other income (expense)(5)	13.9	(15.2)	(25.2)
Income tax benefit (provision)	(23.1)	(21.8)	38.3

Income (loss) from continuing operations	$25.0	$46.4	$(81.8)

Depreciation, Depletion and Amortization, Including Write-Downs of Property, Plant and Equipment
Pigment	$95.5	$99.1	$181.3
Electrolytic and other chemical products	7.5	9.9	14.5

	103.0	109.0	195.8

Discontinued operations	—	—	0.8

Total	$103.0	$109.0	$196.6

(1)	Includes an arbitiration award received from Kemira in the amount of $8.9 million, partially offset by legal costs of $2.7 million related to the matter. Additionally, includes a credit of $7.1 million resulting from updating the company’s estimates of closure costs related to the former Mobile, Alabama, synthetic rutile facility and the former Savannah, Georgia, sulfate facility.

(2)	Includes $20.4 million, $(10.3) million and nil in 2006, 2005 and 2004, respectively, of environmental charges, net of reimbursements, related to ammonium perchlorate at the company’s Henderson facility.

(3)	The 2006 amount includes additional administrative costs incurred as a stand-alone company and approximately $3.7 million (excluding interest of $1.3 million) representing Mississippi franchise tax and related interest. See further discussion in Note 4.

(4)	Includes environmental provisions related to various businesses in which the company’s affiliates are no longer engaged, but that have not met the criteria for reporting as discontinued operations.

(5)	Includes equity in net earnings of equity method investees of $6.3 million, $2.0 million and $2.4 million in 2006, 2005 and 2004, respectively. The years 2005 and 2004 include interest expense allocated to us by Kerr-McGee based on specifically identified borrowings from Kerr-McGee at Kerr-McGee’s average borrowing rates.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

	2006	2005	2004
	(Millions of dollars)

Capital Expenditures
Pigment	$74.6	$83.5	$82.8
Electrolytic and other chemical products	4.8	4.1	9.0

	79.4	87.6	91.8

Other	0.1	—	0.7

Total	$79.5	$87.6	$92.5

Total Assets
Pigment	$1,539.7	$1,514.2	$1,349.8
Electrolytic and other chemical products	125.5	108.3	115.4

	1,665.2	1,622.5	1,465.2

Corporate and nonoperating sites	158.2	135.8	127.3
Assets held for sale	—	—	3.4

Total	$1,823.4	$1,758.3	$1,595.9

Net Sales(1)
U.S. operations	$751.4	$755.9	$716.8
International operations
Germany	245.4	223.5	221.9
The Netherlands	170.9	145.6	137.5
Australia	243.8	238.9	225.5
Other	0.1	0.1	0.1

Total	$1,411.6	$1,364.0	$1,301.8

Net Property, Plant and Equipment
U.S. operations	$456.6	$475.8	$487.3
International operations
Germany	114.5	92.4	97.1
The Netherlands	196.0	182.1	205.6
Australia	97.5	89.4	93.0

Total	$864.6	$839.7	$883.0

(1)	Based on country of production.

21.	Condensed Consolidating and Combining Financial Information

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

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

The following tables for the periods ended December 31, 2006, 2005 and 2004 present condensed consolidating and combining financial information for (a) Tronox Incorporated, the parent company and also one of the guarantors, (b) the Issuers, Tronox Worldwide LLC and Tronox Finance Corp., (c) the guarantor subsidiaries and (d) the nonguarantor subsidiaries.

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

Condensed and Consolidating Statement of Income for the Year Ended December 31, 2006

	Tronox		Guarantor	Non-Guarantor
	Incorporated	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(Millions of dollars)

Net Sales	$—	$—	$764.0	$763.4	$(115.8)	$1,411.6
Cost of goods sold	—	—	654.2	700.2	(109.7)	1,244.7

Gross Margin	—	—	109.8	63.2	(6.1)	166.9
Selling, general and administrative expenses	2.5	0.5	70.2	51.2	(5.7)	118.7
Restructuring charges	—	—	(7.1)	—	—	(7.1)
Arbitration award received	—	—	(8.9)	—	—	(8.9)
Provision for environmental remediation and restoration, net of reimbursements	—	—	(20.4)	—	—	(20.4)

	(2.5)	(0.5)	76.0	12.0	(0.4)	84.6
Interest and debt expense	—	(51.0)	—	0.6	—	(50.4)
Other income (expense)	1.4	46.9	(8.7)	4.6	(30.3)	13.9

Income (Loss) from Continuing Operations before Income Taxes	(1.1)	(4.6)	67.3	17.2	(30.7)	48.1
Income tax benefit (provision)	0.9	7.6	(18.8)	(12.8)	—	(23.1)

Income (Loss) from Continuing Operations	(0.2)	3.0	48.5	4.4	(30.7)	25.0
Loss from discontinued operations, net of taxes	—	(1.6)	(23.6)	—	—	(25.2)

Net Income (Loss)	$(0.2)	$1.4	$24.9	$4.4	$(30.7)	$(0.2)

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2005

	Tronox		Guarantor	Non-Guarantor
	Incorporated	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)

Net Sales	$—	$—	$767.1	$721.5	$(124.6)	$1,364.0
Cost of goods sold	—	—	624.6	639.3	(120.1)	1,143.8

Gross Margin	—	—	142.5	82.2	(4.5)	220.2
Selling, general and administrative expenses	0.2	0.5	56.7	64.3	(6.5)	115.2
Provision for environmental remediation and restoration, net of reimbursements	—	—	17.1	—	—	17.1

	(0.2)	(0.5)	68.7	17.9	2.0	87.9
Interest and debt expense	—	(4.5)	—	—	—	(4.5)
Other income (expense)	(0.7)	162.4	141.0	(2.1)	(315.8)	(15.2)

Income (Loss) from Continuing Operations before Income Taxes	(0.9)	157.4	209.7	15.8	(313.8)	68.2
Income tax benefit (provision)	(0.1)	2.7	(24.4)	—	—	(21.8)

Income (Loss) from Continuing Operations	(1.0)	160.1	185.3	15.8	(313.8)	46.4
Loss from discontinued operations, net of taxes	—	(3.3)	(24.3)	—	—	(27.6)

Net Income (Loss)	$(1.0)	$156.8	$161.0	$15.8	$(313.8)	$18.8

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)

Net Sales	$—	$731.2	$711.7	$(141.1)	$1,301.8
Cost of goods sold	—	674.7	629.3	(135.1)	1,168.9

Gross Margin	—	56.5	82.4	(6.0)	132.9
Selling, general and administrative expenses	4.2	57.7	58.0	(9.8)	110.1
Restructuring charges	—	113.0	—	—	113.0
Provision for environmental remediation and restoration, net of reimbursements	—	4.6	—	—	4.6

	(4.2)	(118.8)	24.4	3.8	(94.8)
Interest and debt expense	—	—	(0.1)	—	(0.1)
Other income (expense)	(101.9)	12.8	(11.5)	75.4	(25.2)

Income (Loss) from Continuing Operations before Income Taxes	(106.1)	(106.0)	12.8	79.2	(120.1)
Income tax benefit (provision)	0.8	45.3	(7.8)	—	38.3

Income (Loss) from Continuing Operations	(105.3)	(60.7)	5.0	79.2	(81.8)
Loss from Discontinued Operations, net of taxes	(5.5)	(40.3)	—	—	(45.8)

Net Income (Loss)	$(110.8)	$(101.0)	$5.0	$79.2	$(127.6)

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2006

	Tronox		Guarantor	Non-Guarantor
	Incorporated	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)

ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$24.4	$52.2	$—	$76.6
Intercompany receivables	—	—	41.3	11.6	(52.9)	—
Accounts receivable, net of allowance for doubtful accounts	0.5	0.2	152.0	174.3	(1.4)	325.6
Inventories	—	—	201.8	118.9	(1.5)	319.2
Prepaid and other assets	1.1	0.1	3.3	10.7	—	15.2
Income tax receivable	—	—	5.3	8.6	—	13.9
Deferred income taxes	—	12.3	38.5	1.9	(9.1)	43.6

Total Current Assets	1.6	12.6	466.6	378.2	(64.9)	794.1
Property, Plant and Equipment — Net	—	9.8	446.7	408.1	—	864.6
Investments in Subsidiaries	2,231.9	1,007.8	176.2	—	(3,415.9)	—
Long-Term Receivables, Investments and Other Assets	81.2	11.5	59.5	—	(51.6)	100.6
Goodwill and Other Intangible Assets	—	—	28.2	35.9	—	64.1

Total Assets	$2,314.7	$1,041.7	$1,177.2	$822.2	$(3,532.4)	$1,823.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Intercompany borrowings	$535.5	$—	$51.4	$249.7	$(836.6)	$—
Accounts payable	—	7.2	86.8	115.6	(1.4)	208.2
Accrued liabilities and other	15.4	14.0	123.1	28.9	6.0	187.4
Long-term debt due within one year	—	13.0	—	1.7	—	14.7
Income taxes payable	—	—	—	1.6	—	1.6

Total Current Liabilities	550.9	34.2	261.3	397.5	(832.0)	411.9
Noncurrent Liabilities
Deferred income taxes	—	—	62.0	32.3	(60.7)	33.6
Environmental remediation and/or restoration	—	2.4	126.2	—	—	128.6
Long-term debt	—	526.9	—	7.2	—	534.1
Other	145.7	8.1	42.3	81.6	0.2	277.9

Total Noncurrent Liabilities	145.7	537.4	230.5	121.1	(60.5)	974.2
Total Stockholders’ Equity	1,618.1	470.1	685.4	303.6	(2,639.9)	437.3

Total Liabilities and Stockholders’ Equity	$2,314.7	$1,041.7	$1,177.2	$822.2	$(3,532.4)	$1,823.4

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2005

	Tronox		Guarantor	Non-Guarantor
	Incorporated	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)

ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$23.8	$45.2	$—	$69.0
Intercompany receivables	—	—	53.0	11.4	(64.4)	—
Accounts receivable, net of allowance for doubtful accounts	0.8	—	173.9	156.9	—	331.6
Inventories	—	—	192.2	121.3	(1.2)	312.3
Prepaid and other assets	0.8	—	12.8	14.9	—	28.5
Income tax receivable	—	—	—	2.4	—	2.4
Deferred income taxes	—	8.4	26.6	3.1	(2.5)	35.6

Total Current Assets	1.6	8.4	482.3	355.2	(68.1)	779.4
Property, Plant and Equipment — Net	—	—	475.8	363.9	—	839.7
Investments in Subsidiaries	2,222.4	996.8	203.5	—	(3,422.7)	—
Long-Term Receivables, Investments and Other Assets	—	13.2	53.9	11.7	—	78.8
Goodwill and Other Intangible Assets	—	—	28.2	32.2	—	60.4

Total Assets	$2,224.0	$1,018.4	$1,243.7	$763.0	$(3,490.8)	$1,758.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Intercompany borrowings	$543.1	$—	$111.5	$214.7	$(869.3)	$—
Accounts payable	0.3	2.2	75.4	117.4	—	195.3
Accrued liabilities	2.0	15.8	119.8	31.3	—	168.9
Long-term debt due within one year	—	2.0	—	—	—	2.0
Income taxes payable	2.2	—	6.3	0.3	—	8.8

Total Current Liabilities	547.6	20.0	313.0	363.7	(869.3)	375.0

Noncurrent Liabilities
Deferred income taxes	0.3	—	54.2	27.0	(2.5)	79.0
Environmental remediation and/or restoration	—	17.4	128.5	—	—	145.9
Long-term debt	—	548.0	—	—	—	548.0
Other	—	1.2	56.4	66.1	(2.3)	121.4

Total Noncurrent Liabilities	0.3	566.6	239.1	93.1	(4.8)	894.3

Total Stockholders’ Equity	1,676.1	431.8	691.6	306.2	(2,616.7)	489.0

Total Liabilities and Stockholders’ Equity	$2,224.0	$1,018.4	$1,243.7	$763.0	$(3,490.8)	$1,758.3

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Condensed and Consolidating Statement of Cash Flows For the Year Ended December 31, 2006

	Tronox		Guarantor	Non-Guarantor
	Incorporated	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)

Cash Flows from Operating Activities
Net income (loss)	$(0.2)	$1.4	$24.9	$4.4	$(30.7)	$(0.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	—	—	57.0	46.0	—	103.0
Deferred income taxes	(2.2)	2.3	(14.0)	8.4	—	(5.5)
Equity in earnings of subsidiaries	(1.4)	(19.3)	(9.6)	—	30.3	—
Provision for environmental remediation and restoration, net of reimbursements	—	0.9	2.4	—	—	3.3
Other noncash items affecting net income (loss)	0.1	3.0	17.3	5.3	—	25.7
Changes in assets and liabilities	0.1	(17.5)	(0.6)	3.3	—	(14.7)

Net cash flows from operating activities	(3.6)	(29.2)	77.4	67.4	(0.4)	111.6

Cash Flows from Investing Activities
Capital expenditures	—	—	(31.1)	(48.4)	—	(79.5)
Other investing activities	—	—	4.5	—	—	4.5

Net cash flows from investing activities	—	—	(26.6)	(48.4)	—	(75.0)

Cash Flows from Financing Activities
Repayment of debt	—	(10.0)	—	(1.1)	—	(11.1)
Costs of obtaining financing	—	(2.3)	—	—	—	(2.3)
Dividends paid	(6.2)	—	—	—	—	(6.2)
Net transfers with affiliates	9.8	41.5	(50.2)	(1.5)	0.4	—

Net cash flows from financing activities	3.6	29.2	(50.2)	(2.6)	0.4	(19.6)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(9.4)	—	(9.4)

Net Increase in Cash and Cash Equivalents	—	—	0.6	7.0	—	7.6
Cash and Cash Equivalents at Beginning of Year	—	—	23.8	45.2	—	69.0

Cash and Cash Equivalents at End of Year	$—	$—	$24.4	$52.2	$—	$76.6

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Condensed and Consolidating Statement of Cash Flows For the Year Ended December 31, 2005

	Tronox		Guarantor	Non-Guarantor
	Incorporated	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)

Cash Flows from Operating Activities
Net income (loss)	$(1.0)	$156.8	$161.0	$15.8	$(313.8)	$18.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	—	—	57.5	45.6	—	103.1
Deferred income taxes	—	—	(25.4)	(6.5)	—	(31.9)
Asset write-downs and impairments	—	1.3	11.0	—	—	12.3
Equity in earnings of subsidiaries	0.7	(160.3)	(25.2)	—	184.8	—
Provision for environmental remediation and restoration, net of reimbursements	—	3.8	30.9	—	—	34.7
Allocations from Kerr-McGee	—	0.5	51.0	(3.5)	—	48.0
Other noncash items affecting net income (loss)	—	0.3	15.9	16.9	—	33.1
Changes in assets and liabilities	(1.6)	(11.0)	(43.6)	(100.3)	(0.1)	(156.6)

Net cash flows from operating activities	(1.9)	(8.6)	233.1	(32.0)	(129.1)	61.5

Cash Flows from Investing Activities
Capital expenditures	—	—	(36.8)	(50.8)	—	(87.6)
Collection on repurchased receivables	—	—	70.3	94.7	—	165.0
Other investing activities	—	—	4.4	1.5	—	5.9

Net cash flows from investing activities	—	—	37.9	45.4	—	83.3

Cash Flows from Financing Activities
Issuance of common stock, net	226.0	—	—	—	—	226.0
Proceeds from borrowings	—	550.0	—	—	—	550.0
Costs of obtaining financing	—	(10.9)	—	—	—	(10.9)
Distributions to Kerr-McGee	(761.8)	—	—	—	—	(761.8)
Net transfers with affiliates	537.7	(530.5)	(252.0)	9.1	129.1	(106.6)

Net cash flows from financing activities	1.9	8.6	(252.0)	9.1	129.1	(103.3)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	3.7	—	3.7

Net Increase in Cash and Cash Equivalents	—	—	19.0	26.2	—	45.2
Cash and Cash Equivalents at Beginning of Year	—	—	4.8	19.0	—	23.8

Cash and Cash Equivalents at End of Year	$—	$—	$23.8	$45.2	$—	$69.0

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Condensed and Consolidating Statement of Cash Flows For the Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Millions of dollars)

Cash Flows from Operating Activities
Net income (loss)	$(110.8)	$(101.0)	$5.0	$79.2	$(127.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	—	57.3	47.3	—	104.6
Deferred income taxes	(0.8)	(29.4)	(8.0)	—	(38.2)
Asset write-downs and impairments	3.9	118.5	—	—	122.4
Equity in earnings of subsidiaries	101.5	(26.1)	—	(75.4)	—
Provision for environmental remediation and restoration, net of reimbursements	8.7	57.4	—	—	66.1
Allocations from Kerr-McGee	0.4	51.7	3.0	—	55.1
Other noncash items affecting net income (loss)	0.2	24.8	12.9	—	37.9
Changes in assets and liabilities	(13.5)	(19.3)	3.3	—	(29.5)

Net cash flows from operating activities	(10.4)	133.9	63.5	3.8	190.8

Cash Flows from Investing Activities
Capital expenditures	—	(46.8)	(45.7)	—	(92.5)
Other investing activities	—	1.1	—	—	1.1

Net cash flows from investing activities	—	(45.7)	(45.7)	—	(91.4)

Cash Flows from Financing Activities
Net transfers with affiliates	10.4	(86.5)	(51.2)	(3.8)	(131.1)

Net cash flows from financing activities	10.4	(86.5)	(51.2)	(3.8)	(131.1)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3.8)	—	(3.8)

Net Increase (Decrease) in Cash and Cash Equivalents	—	1.7	(37.2)	—	(35.5)
Cash and Cash Equivalents at Beginning of Year	—	3.1	56.2	—	59.3

Cash and Cash Equivalents at End of Year	$—	$4.8	$19.0	$—	$23.8

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

22.	Related Party Transactions

Tronox conducts transactions with Basic Management, Inc. and its subsidiaries in support of the company’s Henderson, Nevada facility. The company paid $0.7 million and $0.8 million during 2006 and 2005, respectively, for these services.

Tronox conducted transactions with Exxaro Australia Sands Pty Ltd (“Exxaro”), who is the other 50% partner in the Tiwest Joint Venture. The company purchased raw materials used in its production of TiO2, and also purchased Exxaro’s share of TiO2 produced by the Tiwest Joint Venture. The company made total net payments of $112.0 million and $122.3 million during 2006 and 2005, respectively for these purchases. Additionally, in July 2006, one of the company’s wholly-owned subsidiaries completed the purchase of a 50% undivided interest in additional mining tenements and related mining assets that were owned by a subsidiary of Exxaro. The company acquired the mine tenements by entering into an eight-year note payable agreement. During 2006, the company paid $2.0 million to Exxaro for principal and interest on the note.

The company’s Consolidated and Combined Statement of Operations includes allocations of costs for corporate functions historically provided to us by Kerr-McGee prior to the IPO (November 28, 2005), including general corporate expenses, employee benefits and incentives and interest expense. These allocations totaled $62.9 million during 2005. Subsequent to the IPO, general corporate services and employee benefits were provided to Tronox and Tronox provided general corporate services to Kerr-McGee. The net payments to Kerr-McGee totaled $26.2 million and $0.6 million during 2006 and 2005, respectively. The payments in 2006 also included reimbursement for payroll funding and processing performed by Kerr-McGee prior to Tronox establishing its own payroll processes. On March 30, 2006, Kerr-McGee distributed all of the company’s Class B common stock as dividends to its shareholders (the “Distribution”), resulting in Kerr-McGee having no ownership or voting interest in Tronox.

23.	Subsequent Events

In February 2007, the company announced that it will explore opportunities to optimize the value of the sulfate TiO2 process plant located in Uerdingen, Germany, including a possible divestiture of the facility. This plant is the company’s only sulfate process TiO2 plant and produces a high-quality pigment demanded by many specialty markets, with a current capacity of 107,000 tonnes.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

24.	Quarterly Financial Information (Unaudited)

A summary of quarterly consolidated and combined results for 2006 and 2005 is presented below.

			Income
			(Loss) from		Income (Loss) from Continuing
	Net	Gross	Continuing	Net Income	Operations per Common Share
	Sales	Profit	Operations	(Loss)	Basic	Diluted
	(Millions of dollars, except per share)

2006 Quarter Ended —
March 31	$336.2	$60.2	$23.6	$20.6	$0.58	$0.58
June 30	372.9	31.0	(5.7)	(14.4)	(0.14)	(0.14)
September 30	376.2	42.1	(0.7)	(14.0)	(0.02)	(0.02)
December 31	326.3	33.6	7.8	7.6	0.19	0.19

Total	$1,411.6	$166.9	$25.0	$(0.2)	$0.62	$0.61

2005 Quarter Ended —
March 31	$334.2	$61.9	$12.4	$4.0	$0.54	$0.54
June 30	355.9	64.3	8.3	(3.6)	0.36	0.36
September 30	327.4	43.7	13.7	12.2	0.60	0.60
December 31	346.5	50.3	12.0	6.2	0.41	0.41

Total	$1,364.0	$220.2	$46.4	$18.8	$1.89	$1.89

Significant Fourth Quarter 2006 Transactions

In the fourth quarter of 2006, the company recorded the following transactions that are material to fourth quarter results:

•	Restructuring charges of $7.1 million (pretax) resulted from updating our estimates of closure costs related to our former Mobile, Alabama, synthetic rutile facility and the former Savannah, Georgia, sulfate facility.

•	An award by the London Court of International Arbitration resulted in the receipt of $8.9 million from Kemira Oyj (“Kemira”).

•	In 2006, the company recorded a pretax provision of $5 million representing taxes and interest associated with an assessment of Mississippi franchise tax related to the audit of Kerr-McGee Worldwide Corporation covering tax years 2002 through 2004. Under the tax sharing agreement with Kerr-McGee dated November 28, 2005, Tronox is the controlling party for any Mississippi audit being conducted of Kerr-McGee Worldwide Corporation and would be potentially liable for the entire assessment. Although, Tronox believes that appropriate tax filings were made during the years under audit, a reserve for additional tax and interest of approximately $5 million was reflected in the company’s financial statements as of December 31, 2006.

SCHEDULE II

TRONOX INCORPORATED
VALUATION ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged	Charged	Deductions	Balance at
	Beginning	to Profit	to Other	from	End
	of Year	and Loss	Accounts	Reserves	of Year
	(Millions of dollars)

Year Ended December 31, 2006
Deducted from asset accounts
Allowance for doubtful notes and accounts receivable	$21.3	$1.7	$0.3	$0.6	$22.7
Valuation allowance for deferred tax assets	5.8	—	1.5	—	7.3
Warehouse inventory obsolescence	10.0	1.0	(0.8)	2.3	7.9

Total	$37.1	$2.7	$1.0	$2.9	$37.9

Year Ended December 31, 2005
Deducted from asset accounts
Allowance for doubtful notes and accounts receivable	$19.7	$2.2	$(0.3)	$0.3	$21.3
Valuation allowance for deferred tax assets	6.1	(0.3)	—	—	5.8
Warehouse inventory obsolescence	11.8	2.2	—	4.0	10.0

Total	$37.6	$4.1	$(0.3)	$4.3	$37.1

Year Ended December 31, 2004
Deducted from asset accounts
Allowance for doubtful notes and accounts receivable	$17.8	$3.5	$(0.1)	$1.5	$19.7
Valuation allowance for deferred tax assets	5.0	1.1	—	—	6.1
Warehouse inventory obsolescence	7.3	5.3	0.1	0.9	11.8

Total	$30.1	$9.9	$—	$2.4	$37.6

(a) 3. Exhibits — The following documents are filed under Commission file number 1-32669 as part of this report.

II-1