Form 10-Q
period 2007-03-31
TRONOX INC
filed 2007-05-08
CIK 1328910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2007, 18,562,402 shares of the company’s Class A common stock and 22,889,431 shares of the company’s Class B common stock were outstanding.

Tronox Incorporated
Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TRONOX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$339.1	$338.8
Cost of goods sold	301.3	276.0

Gross margin	37.8	62.8
Selling, general and administrative expenses	35.6	38.3
Provision for environmental remediation and restoration, net of reimbursements	0.2	(20.5)

	2.0	45.0
Interest and debt expense	(12.3)	(12.0)
Other income, net	1.7	4.4

Income (loss) from continuing operations before income taxes	(8.6)	37.4
Income tax provision	(0.4)	(13.8)

Income (loss) from continuing operations	(9.0)	23.6
Loss from discontinued operations, net of income tax benefit of $0.2 and $1.8, respectively	(0.4)	(3.0)

Net income (loss)	$(9.4)	$20.6

Income (loss) per common share:
Basic —
Continuing operations	$(0.22)	$0.58
Discontinued operations	(0.01)	(0.07)

Net income (loss)	$(0.23)	$0.51

Diluted —
Continuing operations	$(0.22)	$0.58
Discontinued operations	(0.01)	(0.08)

Net income (loss)	$(0.23)	$0.50

Dividends declared per common share	$0.05	$0.05

Weighted average shares outstanding:
Basic	40.6	40.4
Diluted	40.6	40.9
The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$44.5	$76.6
Accounts receivable, net	331.5	325.6
Inventories, net	351.3	319.2
Prepaid and other assets	20.1	15.2
Income tax receivable	8.9	13.9
Deferred income taxes	35.0	43.6

Total current assets	791.3	794.1
Property, plant and equipment, net	856.6	864.6
Goodwill	11.6	11.5
Other long-term assets	153.5	153.2

Total assets	$1,813.0	$1,823.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$182.4	$183.6
Accrued liabilities	216.2	212.0
Long-term debt due within one year	14.7	14.7
Income taxes payable	4.4	1.6

Total current liabilities	417.7	411.9

Long-term liabilities:
Deferred income taxes	16.6	33.6
Environmental remediation and/or restoration	120.1	128.6
Long-term debt	533.9	534.1
Other long-term liabilities	299.7	277.9

Total long-term liabilities	970.3	974.2

Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity
Class A common stock, par value $0.01 — 100,000,000 shares authorized, 18,702,399 and 18,388,202 shares, respectively, issued and outstanding	0.2	0.2
Class B common stock, par value $0.01 — 100,000,000 shares authorized, 22,889,431 shares issued and outstanding	0.2	0.2
Capital in excess of par value	485.6	481.6
Accumulated deficit	(33.6)	(12.8)
Accumulated other comprehensive loss	(25.2)	(31.4)
Treasury stock, at cost — 142,446 shares and 33,533 shares, respectively	(2.2)	(0.5)

Total stockholders’ equity	425.0	437.3

Total liabilities and stockholders’ equity	$1,813.0	$1,823.4

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(9.4)	$20.6
Adjustments to reconcile net cash flows from operating activities —
Depreciation and amortization	27.9	24.5
Deferred income taxes	(3.8)	7.1
Provision for environmental remediation and restoration, net of reimbursements	1.7	(20.2)
Other noncash items affecting net income (loss)	8.6	15.5
Changes in assets and liabilities	(39.9)	(33.1)

Net cash flows from operating activities	(14.9)	14.4

Cash flows from investing activities
Capital expenditures	(14.3)	(21.8)
Other investing activities	—	0.1

Net cash flows from investing activities	(14.3)	(21.7)

Cash flows from financing activities
Stock option exercises	1.2	—
Repayment of debt	(0.5)	(0.5)
Debt issuance costs	(0.3)	(1.2)
Dividends paid	(2.1)	—

Net cash flows from financing activities	(1.7)	(1.7)

Effects of exchange rate changes on cash and cash equivalents	(1.2)	(2.7)

Net change in cash and cash equivalents	(32.1)	(11.7)
Cash and cash equivalents at beginning of period	76.6	69.0

Cash and cash equivalents at end of period	$44.5	$57.3

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     The terms “Tronox” or “the company” are used interchangeably in these condensed consolidated financial statements to refer to the consolidated group or to one or more of the companies that are part of the consolidated group.
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
2. Basis of Presentation and Accounting Policies
     These statements should be read in conjunction with the audited consolidated and combined financial statements and the related notes which are included in the company’s annual report on form 10-K for the year ended December 31, 2006. The interim condensed consolidated financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.
     Certain prior-year amounts have been reclassified to conform with the current-year presentation. Sales rebates, previously presented with accounts payable, are now presented with accrued liabilities in the company’s Condensed Consolidated Balance Sheets. Additionally, presentation of the three-month period ending March 31, 2006, in the company’s Condensed Consolidated Statements of Operations include reclassification of $2.6 million related to certain selling, general and administrative expenses for which the Company is reimbursed and commissions on sales of product which had previously been recorded as rebates. As a result of the reclassification, prior-period revenues and selling, general and administrative expenses are $2.6 million higher than previously reported. The change had no impact on income from continuing operations or net income.

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“SFAS 109”). The company adopted FIN 48 as of January 1, 2007. FIN 48 clarifies the application of SFAS 109 by defining criteria that an uncertain tax position must meet in order to be recognized in an enterprise’s financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The results for prior periods have not been restated. As a result of the adoption of FIN 48, the company recognized a $9.3 million charge to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax positions at January 1, 2007, was $60.7 million. Adoption of FIN 48 did not have a material impact on the company’s loss from continuing operations or net loss for the three months ended March 31, 2007.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The company is reviewing SFAS 157 to determine the impact on the company’s financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 159”). The company is currently assessing whether or not the provisions of SFAS 159 will be implemented and what the financial statement impact would be, if any. If the company chooses to implement SFAS 159, the effective date would be January 1, 2008.
3. Statement of Operations Data
     The components of other income, net consist of:

	Three Months
	Ended March 31,
	2007	2006
	(In millions)
Net foreign currency transaction gain (loss)	$(0.3)	$4.3
Equity in net earnings of equity method investees	0.7	—
Interest income	0.8	0.7
Other income (expense)	0.5	(0.6)

Total	$1.7	$4.4

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated. For the three months ended March 31, 2007, all potentially issuable shares were antidilutive.

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Loss			Income
	from		Per-	from		Per-
	Continuing		share	Continuing		share
	Operations	Shares	Loss	Operations	Shares	Income
	(In millions, except per share amounts)
Basic earnings per share	$(9.0)	40.6	$(0.22)	$23.6	40.4	$0.58
Effect of dilutive securities:
Restricted stock and stock options	—	—	—	—	0.5	—

Diluted earnings per share	$(9.0)	40.6	$(0.22)	$23.6	40.9	$0.58

     Stock options outstanding of approximately 457,000 at March 31, 2007, were “out of the money,” thus, antidilutive. The average exercise price of these antidilutive options was $15.19. Since the company incurred a loss from continuing operations for the three months ended March 31, 2007, no dilution of the loss per share would result from an additional 1.9 million potentially dilutive shares outstanding at March 31, 2007.
4. Balance Sheet Data
Accounts receivable, net of allowance for doubtful accounts, consist of the following:

	March 31,	December 31,
	2007	2006
	(In millions)
Accounts receivable — trade	$285.0	$281.1
Receivable from Kerr-McGee	17.5	17.5
Receivable from the U.S. Department of Energy	11.5	11.0
Receivable from insurers	7.5	7.4
Other	23.1	21.3

Accounts receivable, gross	344.6	338.3
Allowance for doubtful accounts	(13.1)	(12.7)

Accounts receivable, net	$331.5	$325.6

Inventories, net of allowance for obsolete inventories and supplies, consist of the following:

	March 31,	December 31,
	2007	2006
	(In millions)
Raw materials	$89.6	$67.5
Work-in-progress	14.3	13.4
Finished goods	183.8	174.8
Materials and supplies	71.1	71.4

Inventories, gross	358.8	327.1
Allowance for obsolete inventories and supplies	(7.5)	(7.9)

Inventories, net	$351.3	$319.2

Property, plant and equipment, net, consists of the following:

	March 31,	December 31,
	2007	2006
	(In millions)
Land	$72.2	$72.2
Buildings	160.0	159.4
Machinery and equipment	1,775.0	1,795.6
Other	111.1	103.7

Property, plant and equipment, gross	2,118.3	2,130.9
Less accumulated depreciation	(1,261.7)	(1,266.3)

Property, plant and equipment, net	$856.6	$864.6

Other long-term assets consist of the following:

	March 31,	December 31,
	2007	2006
	(In millions)
Receivable from the U.S. Department of Energy	$16.5	$15.9
Investments in equity method investees	21.8	21.1
Receivables from insurers	17.6	19.6
Debt issuance costs, net	10.7	11.0
Prepaid pension cost	26.2	25.3
Intangible Asset – Proprietary Technology(1)	52.9	52.6
Other	7.8	7.7

Total other long-term assets	$153.5	$153.2

(1)	Associated with the company’s reportable pigment segment.
Accrued liabilities consist of the following:

	March 31,	December 31,
	2007	2006
	(In millions)
Employee-related costs and benefits	$40.7	$37.2
Reserves for environmental remediation and restoration — current portion	101.0	95.3
Sales rebates	17.1	24.7
Other	57.4	54.8

Total accrued liabilities	$216.2	$212.0

Other long-term liabilities consist of the following:

	March 31,	December 31,
	2007	2006
	(In millions)
Reserve for uncertain tax positions	$62.3	$—
Reserve for income taxes payable	—	45.5
Pension and postretirement obligations	169.1	167.5
Asset retirement obligations	24.6	23.6
Reserve for workers’ compensation and general liability claims	17.5	18.8
Other	26.2	22.5

Total other long-term liabilities	$299.7	$277.9

5. Summarized Combined Financial Information of Affiliates
     The company has investments in Basic Management, Inc. and Subsidiaries (a corporation in which the company has a 31% interest, whose combined financial statements include The LandWell Company, L.P., a limited partnership in which the company has a 29% direct interest). The company recognized $0.7 million and nil of equity in net earnings of equity method investees for the three months ended March 31, 2007 and 2006, respectively. Summarized unaudited income statement information of the significant investees is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Gross revenues	$7.9	$1.4
Gross profit	5.9	0.6
Income (loss) before taxes	4.2	(1.2)
Net income (loss)	3.7	(0.8)
6. Long-Term Debt
     The company is required, under the terms of the credit agreement, to remit a certain percentage of excess cash flow (“ECF Percentage,” as defined in the credit agreement). As a result, in addition to the normal quarterly installments, the first such annual mandatory payment, in the amount of $11.1 million, was paid in April 2007, based on the ECF Percentage for the fiscal year 2006.
     In March 2007, the company requested and obtained approval for an amendment to the financial covenants in the credit agreement. The amendment maintains the original Total Leverage Ratio and the Interest Coverage Ratio (both as defined in the credit agreement) at 3.75:1 and 2:1, respectively, through December 31, 2007. For fiscal year 2008, the Total Leverage Ratio must be no more than 3.50:1 and the Interest Coverage Ratio must be at least 2.5:1 in the first two quarters and 3.00:1 in the last two quarters. The amendment did not modify the limit on capital expenditures, which is $130 million in 2007 and 2008.
7. Comprehensive Income (Loss)
Comprehensive income (loss), net of taxes, consists of the following:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Net income (loss)	$(9.4)	$20.6
After tax changes in:
Foreign currency translation adjustments	3.3	6.0
Cash flow hedge activity:
Unrealized gain (loss), net of taxes of $(0.6) and $0.3	1.0	(0.5)
Reclassification adjustments, net of taxes of $(0.4) and $(0.3)	0.8	0.2
Benefit plan activity:
Amortization of net actuarial loss, net of taxes of $(0.4)	0.9	—
Amortization of net prior service cost, net of taxes of $(0.2)	0.2	—
Minimum pension liability adjustment	—	(1.1)

Total comprehensive income (loss)	$(3.2)	$25.2

8. Income Taxes
     The reconciliation of the federal statutory rate to the effective income tax rate applicable to income (loss) from continuing operations is as follows:

	Three Months Ended
	March 31,
	2007	2006
U.S. statutory tax rate	35.0%	35.0%
Increases (decreases) resulting from –
Taxation of foreign operations	(37.6)	2.0
State income taxes	1.6	1.0
Interest on foreign tax contingency	(0.7)	0.6
FIN 48 adjustment	(5.7)	—
Other – net	2.8	(1.7)

Effective income tax rate	(4.6)%	36.9%

     The company adopted the provisions of FIN 48 as of January 1, 2007. As a result of the adoption of FIN 48, the company recognized a $9.3 million charge to the January 1, 2007, balance of retained earnings. The gross amount of unrecognized tax positions at January 1, 2007, was $60.7 million. If recognized, the benefit associated with approximately $54.5 million of our reserve for unrecognized tax benefits would affect the effective income tax rate.
     The company anticipates a decrease in the unrecognized tax benefit for tax positions where the statute will lapse during the next twelve months. These unrecognized tax benefits relate primarily to transactions involving the effects of foreign currency translation and transfer pricing. The company estimates the change could be a net amount of approximately $2.0 million.
     The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2007, the company recognized approximately $0.7 million in gross interest, including the effect of foreign exchange translation. As of January 1, 2007, the company had approximately $7.9 million accrued for the gross payment of interest and penalties.
     The Internal Revenue Service has completed its examination of the company’s U.S. Federal income tax returns for all years through 2002 and is currently conducting an examination of the years 2003 through 2005. The years through 1998 have been closed with the exception of issues for which a refund claim has been filed. A German audit is being conducted for the years 1998 through 2001. No periods have closed with respect to Australia, Germany, Switzerland or The Netherlands (periods subsequent to the acquisition in 2000). The company believes that it has made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, additional provisions may be necessary.

9. Discontinued Operations
     The following table presents pretax loss from discontinued operations by type of cost and total after-tax loss from discontinued operations for the three-month periods ended March 31, 2007 and 2006.

		Litigation
	Environmental	Provisions, Legal
	Provisions (1)	and Other Costs (1)	Total
	(In millions)
Three months ended March 31, 2007:
Total pretax loss	$1.5	$(0.9)	$0.6
Tax benefit			(0.2)

Total after tax loss			$0.4

Three months ended March 31, 2006:
Total pretax loss	$0.2	$4.6	$4.8
Tax benefit			(1.8)

Total after tax loss			$3.0

(1)	Legal and environmental costs are allocated to discontinued operations on a specific identification basis. Other costs are primarily comprised of insurance and ad valorem taxes.
10. Retirement Plans
     The components of net periodic pension and postretirement cost and total retirement expense for the three-month periods ended March 31, 2007 and 2006 were:

	Retirement Plans		Postretirement Plans
	Three Months Ended March 31,
	2007	2006	2007	2006
	(In millions)
Service cost	$2.9	$0.6	$0.4	$—
Interest cost	7.0	0.8	2.1	—
Expected return on plan assets	(9.8)	(0.8)	—	—
Net amortization—
Prior service cost (credit)	0.7	—	(0.3)	—
Net actuarial loss	0.9	0.2	0.4	—

Sub-total net periodic cost	1.7	0.8	2.6	—
Allocated benefit plan expense from Kerr-McGee	—	0.7	—	2.6

Total retirement expense	$1.7	$1.5	$2.6	$2.6

11. Employee Stock-Based Compensation
     The company’s Long Term Incentive Plan (“LTIP”) authorizes the issuance of certain stock-based awards including fixed-price stock options, restricted stock awards and performance awards, among others. In January 2007, the compensation committee of the Board of Directors authorized the issuance of approximately 460,000 stock options, 171,000 restricted stock-based awards and 5,000,000 performance units. Performance units are awards that management intends to settle in cash at the end of a three-year performance cycle (as defined in the LTIP). The contractual life and vesting period for performance units directly relate to the performance cycle and are generally three years. Performance units are liability awards (as defined by applicable accounting guidance) and are based on achievement of specified shareholder return targets, including a comparison to the returns of peer group companies for the same performance period. Liability awards are required to be remeasured on a quarterly basis until the settlement date at the end of the vesting period. Employees terminating their employment due to retirement, death or disability, retain the right to receive a pro-rata payout under the performance units awards.

     The company estimates valuation assumptions for stock option and performance unit awards. For stock options the company uses the Black-Scholes option-pricing model and significant inputs and assumptions are summarized in the table below.

January 2007
Assumptions
Grant-date share price	$15.19
Exercise price	$15.19
Risk-free interest rate	4.67%
Expected dividend yield	1.32%
Expected volatility	36%
Expected life (years)	6.4
Per-unit fair value of options granted	$5.89
     For performance units, the company uses a Monte Carlo simulation model to estimate fair value at the end of each reporting period. This model uses multiple input variables to determine the probability of satisfying the award’s market conditions. Inputs into the model include the following for Tronox and peer group companies: total shareholder return from the beginning of the performance cycle through the measurement date, volatility, risk-free rates and correlation of Tronox’s and peer group companies’ total shareholder return. The inputs are based on historical capital market data. The total fair-value-based obligation associated with awards expected to vest is further adjusted to reflect the extent to which employee services necessary to earn the awards have been rendered. Compensation cost for any given period equals the increase or decrease in the liability for awards outstanding and expected to vest.
     For the three months ended March 31, 2007, compensation expense related to all stock-based awards, including those granted in the first quarter, totaled $3.1 million. Of the total $3.1 million, $1.5 million represented accelerated compensation expense resulting from awards issued in January to retirement eligible employees for which there was no substantive service requirement. For the three months ended March 31, 2006, compensation expense related to all stock-based awards totaled $4.0 million. Of the total $4.0 million, $1.3 million represented accelerated compensation expense resulting from awards, held by retirement eligible employees, that were converted into Tronox awards in March 2006.
12. Contingencies
     The following table summarizes the contingency reserve balances, provisions, payments and settlements for the three months ended March 31, 2007, as well as balances, accruals and receipts of reimbursements of environmental costs from other parties.

		Reserves for
	Reserves for	Environmental	Reimbursements
	Litigation	Remediation (1)	Receivable (2)
	(In millions)
Balance at December 31, 2006	$15.0	$223.9	$71.4
Provisions/Accruals	—	2.8	1.1
Payments/Settlements	(3.7)	(5.6)	(1.9)

Balance at March 31, 2007	$11.3	$221.1	$70.6

(1)	Provisions for environmental remediation and restoration include $2.6 million related to the company’s former forest products operations. These charges are reflected in the Condensed Consolidated Statements of Operations as a component of loss from discontinued operations (net of taxes).

(2)	Provisions for environmental remediation and restoration reimbursements include $1.1 million related to the company’s former thorium compounds manufacturing operations, which are reflected in the Condensed Consolidated Statements of Operations as a component of loss from discontinued operations (net of taxes).
     Management believes, after consultation with its internal legal counsel, that currently the company is reserved adequately for the probable and reasonably estimable costs of known environmental matters and other contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liabilities at sites now under review. At this time, however, the company cannot reliably estimate a range of future additions to the reserves for any individual site or for all sites collectively. Reserves for environmental sites are based, among other factors, on assumptions regarding the volumes of contaminated soils and groundwater involved, as well as associated excavation, transportation and disposal costs.
     The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental and legal matters and other contingencies because, among other reasons:
•	Some sites are in the early stages of investigation, and other sites may be identified in the future.

•	Remediation activities vary significantly in duration, scope and cost from site to site depending on the mix of unique site characteristics, applicable technologies and regulatory agencies involved.

•	Remediation requirements are difficult to predict at sites where remedial investigations have not been completed or final decisions have not been made regarding remediation requirements, technologies or other factors that bear on remediation costs.

•	Environmental laws frequently impose joint and several liability on all potentially responsible parties (“PRPs”), and it can be difficult to determine the number and financial condition and possible defenses of PRPs and their respective shares of responsibility for clean-up costs.

•	Environmental laws and regulations, as well as enforcement policies and clean-up levels, are continually changing, and the outcome of court proceedings, alternative dispute resolution proceedings (including mediation) and discussions with regulatory agencies are inherently uncertain.

•	Unanticipated construction problems and weather conditions can hinder the completion of environmental remediation.

•	Some legal matters are in the early stages of investigation or proceeding or their outcomes otherwise may be difficult to predict, and other legal matters may be identified in the future.

•	The inability to implement a planned engineering design or use planned technologies and excavation or extraction methods may require revisions to the design of remediation measures, which can delay remediation and increase costs.

•	The identification of additional areas or volumes of contamination and changes in costs of labor, equipment and technology generate corresponding changes in environmental remediation costs.
     Current and former operations of the company require the management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company to clean up various sites at which petroleum, chemicals, low-level radioactive substances and/or other materials have been contained, disposed of or released. Some of these sites have been designated Superfund sites by the U.S. Environmental Protection Agency (the “EPA”), pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which the company operates.
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
     Tronox LLC began decommissioning the facility and remediating associated perchlorate contamination, including surface impoundments and groundwater, when it decided to exit the business in 1998. In 1999 and 2001, Tronox LLC entered into consent orders with the Nevada Division of Environmental Protection (the “NDEP”) that require it to implement both interim and long-term remedial measures to capture and remove perchlorate from groundwater. In April 2005, Tronox LLC entered into an amended consent order with the NDEP that requires, in addition to the capture and treatment of groundwater, the closure of a certain impoundment related to the past production of ammonium perchlorate, including treatment and disposal of solution and sediment contained in the impoundment. A separate agreement reached in 1996 with the NDEP also requires Tronox LLC to test for various potential contaminants at the site, which is ongoing and is expected to be completed within the next 12 months. Results of testing may lead to further site characterization and remediation, the costs of which, if any, are not currently included in the financial reserves discussed below.
     In 1999, Tronox LLC initiated the interim measures required by the consent orders. A long-term remediation system is operating in compliance with the consent orders. Initially, the remediation system was projected to operate through 2007. However, studies of the decline of perchlorate levels in the groundwater indicate that Tronox LLC may need to operate the system through 2011. The scope, duration and cost of groundwater remediation likely will be driven in the long term by drinking water standards regarding perchlorate, which to date have not been formally established by applicable state or federal regulatory authorities. The EPA and other federal and state agencies continue to evaluate the health and environmental risks associated with perchlorate as part of the process for ultimately setting drinking water standards. One state agency, the California Environmental Protection Agency has set a public health goal for perchlorate, and the EPA has established a reference dose for perchlorate, which are preliminary steps to setting drinking water standards. The establishment of drinking water standards could materially affect the scope, duration and cost of the long-term groundwater remediation that Tronox LLC is required to perform.
     Financial Reserves — As of March 31, 2007, reserves for environmental remediation at Henderson totaled $26.8 million. As noted above, the long-term scope, duration and cost of groundwater remediation and impoundment closure are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future. However, the amount of any additional costs cannot be reasonably estimated at this time.
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
     At March 31, 2007, the company had received $12.5 million of cost reimbursement under the insurance policy, and expects additional estimated aggregate clean-up cost of $86.4 million less the $61.3 million self-insured retention to be covered by the policy (for a net amount of $25.1 million in potential reimbursement). The company believes that additional reimbursement of approximately $25.1 million is probable, and, accordingly, the company has recorded a receivable in the financial statements for that amount.
  West Chicago, Illinois
     In 1973, Tronox LLC closed a facility in West Chicago, Illinois, that processed thorium ores for the federal government and for certain commercial purposes. Historical operations had resulted in low-level radioactive contamination at the facility and in surrounding areas. The original processing facility is regulated by the State of Illinois (the “State”), and four vicinity areas are designated as Superfund sites on the National Priorities List (the “NPL”).
     Closed Facility — Pursuant to agreements reached in 1994 and 1997 among Tronox LLC, the City of West Chicago and the State regarding the decommissioning of the closed West Chicago facility, Tronox LLC has substantially completed the excavation of contaminated soils and has shipped those soils to a licensed disposal facility. Surface restoration was completed in 2004, except for areas designated for use in connection with the Kress Creek and Sewage Treatment Plant remediation discussed below. Groundwater monitoring and remediation is expected to continue for approximately seven years.
     Vicinity Areas — The EPA has listed four areas in the vicinity of the closed West Chicago facility on the NPL and has designated Tronox LLC as a PRP in these four areas. Tronox LLC has substantially completed remedial work for three of the areas (known as the Residential Areas, Reed-Keppler Park and the Sewage Treatment Plant). Work continues at the other NPL site known as Kress Creek. The work involves removal of low level insoluble thorium residues principally in streambanks and streambed sediments. Tronox LLC has reached an agreement with the appropriate federal and state agencies and local communities regarding the characterization and cleanup of the sites, past and future government response costs, and the waiver of natural resource damages claims. The agreement is incorporated in consent decrees, which were approved and entered by the federal court in August 2005. The clean-up work, which began in the third quarter of 2005, is expected to be completed in 2010, will require excavation of contaminated soils and stream sediments, shipment of excavated materials to a licensed disposal facility and restoration of affected areas.
     Financial Reserves — As of March 31, 2007, the company had reserves of $73.5 million for costs related to the West Chicago facility and vicinity properties. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (“Title X”) (discussed below).
     Government Reimbursement — Pursuant to Title X, the U.S. Department of Energy (the “DOE”) is obligated to reimburse the company for certain decommissioning and clean-up costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility’s production was dedicated to U.S. government contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government’s full share of West Chicago clean-up costs. Through March 31, 2007, the company had been reimbursed approximately $292.7 million under Title X.
     Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged the company’s clean-up expenditures. As of March 31, 2007, the government’s share of costs incurred by the company but not yet reimbursed by the DOE totaled approximately $28.0 million, which includes $1.1 million accrued in the first quarter of 2007. The company received $11.5 million from the government in April 2007 and believes that receipt of the remaining $16.5 million in due course following additional congressional appropriations is probable and has reflected that amount as a receivable in the financial statements. The company will recognize recovery of the government’s share of future remediation costs for the West Chicago sites as it incurs the cash expenditures.
   Ambrosia Lake, New Mexico
     From the late 1950s until 1988, the company operated a uranium mining and milling operation at Ambrosia Lake near Grants, New Mexico, pursuant to a license issued by the Atomic Energy Commission (the “AEC”), now the Nuclear Regulatory Commission (the “NRC”). When the operation was sold, the company retained responsibility for certain environmental conditions existing at the site, including mill tailings, selected ponds and groundwater contamination related to the mill tailings and unlined ponds. Since 1989, the unaffiliated current owner of the site, Rio Algom Mining LLC (“Rio Algom”), has been decommissioning the site pursuant to the license issued by the NRC. Mill tailings, certain impacted surface soils and selected pond sediments have been consolidated in an onsite containment unit. Under terms of the sales agreement, which included provisions capping the liability of Rio Algom, the company became obligated to solely fund the remediation for the items described above when total expenditures exceeded $30 million, which occurred in late 2000. A decommissioning plan for the remaining impacted soil was submitted by Rio Algom to the NRC in January 2005 and was approved in July 2006. The soil decommissioning plan will take about one to two years to complete. The state of New Mexico has recently raised issues about certain non-radiological constituents in the groundwater at the site. Groundwater treatment was discontinued after approval by the NRC in February 2006. Discussions regarding these issues are ongoing, and resolution could affect remediation costs and/or delay ultimate site closure.
     In addition to those remediation activities described above for which reserves have been established, as described below, Rio Algom is investigating soil contamination potentially caused by past discharge of mine water from the site, for which no reserve has been established.
     Financial Reserves — As of March 31, 2007, the company had reserves of $8.4 million for the costs of the remediation activities described above, including groundwater remediation. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.
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
Crescent, Oklahoma
     Beginning in 1965, Cimarron Corporation (“Cimarron”) operated a facility near Crescent, Oklahoma, at which it produced uranium and mixed oxide nuclear fuels pursuant to licenses issued by the AEC (now the NRC). Operations at the facility ceased in 1975. Since that time, buildings and soils were decommissioned in accordance with the NRC licenses. In limited areas of the site, groundwater is contaminated with radionuclides, and, in 2003, Cimarron submitted to the NRC and the Oklahoma Department of Environmental Quality (the “ODEQ”) a draft remediation work plan addressing the groundwater contamination. In 2005, the company began evaluating available technologies to address remaining groundwater issues. A remediation technology has been selected, and the company submitted for approval an amended plan to the NRC and the ODEQ in December 2006. The plan describes the remediation of the remaining groundwater issues. While there can be no guarantee that the plan will be approved, the company believes the plan represents an appropriate remediation technology.
     Financial Reserves — As of March 31, 2007, the company had reserves of $10.5 million for the costs of the remediation activities, including those currently under evaluation by the NRC and the ODEQ, described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.
   New Jersey Wood-Treatment Site
     Tronox LLC was named in 1999 as a PRP under CERCLA at a former wood-treatment site in New Jersey at which the EPA is conducting a cleanup. On April 15, 2005, Tronox LLC received a letter from the EPA asserting it is liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by the EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest, though the EPA has informed Tronox LLC that as of December 5, 2006, project costs are approximately $244 million, plus other future costs and interest, although the government has recently indicated it would consider resolving the matter for $239 million. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor in the 1960s. The predecessor also did not operate the site, which had been closed before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed any liabilities for the site. In addition, although it appears there may be other PRPs to whom notice has been given, the company does not know whether the other PRPs have any valid defenses to liability for the site or whether the other PRPs have the financial resources necessary to meet their obligations, if proven. Tronox LLC and the EPA have submitted the matter to nonbinding mediation that could lead to a settlement or resolution of the EPA’s demand. In the event the mediation process does not lead to an acceptable solution, Tronox LLC intends to vigorously defend against the EPA’s demand.

     Financial Reserves — As of March 31, 2007, the company had reserves of $35.0 million for the costs of settling the claim for the remediation activities described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.
     Reimbursement — As of March 31, 2007, the company had a receivable of $17.5 million representing 50% of the settlement amount that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable. The receivable has been reflected in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.
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
     Financial Reserves — As of March 31, 2007, the company had reserves of approximately $6.4 million for the remediation activities related to contaminated soils and sediments. Additional groundwater characterization will occur upon completion of the soils and sediments removal. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.
   Cleveland, Oklahoma
     Triple S Refining Corporation (“Triple S”), formerly known as Kerr-McGee Refining Corporation, owned and operated a petroleum refinery near Cleveland, Oklahoma, until the facility was closed in 1972. In 1992, Triple S entered into a Consent Order with the Oklahoma Department of Health (later, the ODEQ), which addresses the remediation of air, soil, surface water and groundwater contaminated by hydrocarbons and other refinery related materials. Facility dismantling and several interim remedial measures have been completed. In 2006, the ODEQ approved the remedial design for soil and waste feasibility study, which includes construction of an on-site disposal cell. A feasibility study of surface and groundwater remedial measures is under review by the ODEQ. Duration of remedial activities currently cannot be estimated.
     Financial Reserves — As of March 31, 2007, the company had reserves of approximately $3.8 million for the remediation activities described above, including the remedial measures recommended in the feasibility study currently under review. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.
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

     Financial Reserves — As of March 31, 2007, the company had reserves of $10.4 million for the costs of the ongoing remediation and decommissioning work described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.
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
     Financial Reserves — As of March 31, 2007, the company had reserves of $5.3 million to conduct the clean-up and remediation activities recommended in the feasibility study submitted to the EPA. Although actual costs may differ from the current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.
   Columbus, Mississippi
     The Columbus, Mississippi, wood-treating plant ceased operation in July 2003. At that time, the primary operating facilities were decommissioned, although groundwater remediation continues. In 2006, the City of Columbus started a drainage improvement program in nearby Probst Park. During excavation of the drainage ditch, certain amounts of creosote-like materials were discovered by the City of Columbus, Mississippi, and disposed of by the company. The City of Columbus’ drainage project continues in 2007 and additional contaminated soil has been identified.
     Financial Reserves — As of March 31, 2007, the company had reserves of $3.3 million related to conducting groundwater treatment and disposal of contaminated soils, which included $2.1 million recorded in the first quarter of 2007 due to the identification of additional contaminated soil mentioned above. Although actual costs may differ from the current estimates, the amount of any revisions in remediation costs can not be reasonably estimated at this time.
   Other Sites
     In addition to the sites described above, the company is responsible for environmental costs related to certain other sites. These sites relate primarily to wood treating, chemical production, landfills, mining, and oil and gas refining, distribution and marketing. As of March 31, 2007, the company had reserves of $37.7 million for the environmental costs in connection with these other sites. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.
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
     With respect to any site for which the company has established a reserve as of the effective date of the MSA, 50% of the remediation costs the company incurs in excess of the reserve amount (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. With respect to any site for which the company has not established a reserve as of the effective date of the MSA, 50% of the amount of the remediation costs the company incurs and pays (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. At March 31, 2007, the company had a receivable of $17.5 million, representing 50% of the settlement offer the company made related to the New Jersey wood-treatment site as described above that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable.

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
     Litigation and Claims
   Western Fertilizer Contract
     In 1995, Tronox LLC executed an exclusive agreement with Western Fertilizer, Inc. (“Western Fertilizer”) for the storage and distribution of fertilizer produced by the company. In May 2000, the company terminated the agreement because the owner, operator and the key person of Western Fertilizer, had been sentenced to serve 17 years in prison for federal crimes involving activities unrelated to the company, thus rendering Western Fertilizer unable to perform its duties under the agreement. In June 2000, Western Fertilizer filed for bankruptcy, and its trustee alleged that the company did not have the right to terminate the agreement. In May 2003, Western Fertilizer’s bankruptcy claim against Tronox LLC was transferred to a litigation trust, and, in October 2004, the litigation trust filed an amended complaint in a pending federal lawsuit in the U.S. District Court in Idaho, seeking monetary damages of approximately $13 million for alleged breaches of contract. Discovery in the litigation was completed in February 2006. On March 1, 2006, both parties filed motions for summary judgment. On June 30, 2006, the court ruled on the parties’ motions for summary judgment. It granted in part and denied in part the motion of each, ordered the parties to meet and confer regarding any remaining open issues and report back to the court. The company and plaintiff then undertook settlement discussions that resulted in a written settlement agreement, signed in 2006, requiring Tronox LLC to pay $3.7 million and waive its rights to approximately $0.6 million in fertilizer proceeds. Tronox LLC paid the $3.7 million in January 2007.
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
     At Columbus, Mississippi, the Maranatha Faith Center filed a state court property damage lawsuit in 2000. The church filed bankruptcy in 2003, but continues to prosecute its lawsuit. Tronox LLC moved for change of venue due to adverse publicity in the Columbus community stemming from prior litigation and settlements. In September 2006, the judge agreed with Tronox LLC and ordered the transfer of venue. After the new trial venue is determined a trial date will be set. Also pending in Mississippi state courts are a case with 26 plaintiffs alleging personal injury and a case with two local businesses alleging property damage. Pending in Mississippi federal court are 238 cases filed from 2002 to 2005 that have been consolidated for pretrial and discovery purposes. While many plaintiffs have been dismissed on motions filed by Tronox LLC, over 2,000 plaintiffs remain in the consolidated action. In January 2007, the judge granted the Tronox LLC severance motion, requiring each individual plaintiff’s case to be tried separately. However, the judge excepted from his severance order two plaintiffs (one with personal injuries and the other with property damage) who are set to be tried jointly in June 2007.

     At Avoca, Pennsylvania, 35 state court lawsuits were filed in 2005 by over 4,000 plaintiffs. The plaintiffs have classified their claims into various alleged disease categories. In September 2005, the judge ordered that discovery and the first trial will focus on plaintiffs who allege pre-cancerous skin lesions. Of these plaintiffs, ten will be selected (five by plaintiff’s counsel and five by Tronox LLC) for the trial, which is set for August 2007. The parties are actively exploring arbitration as an alternative to this litigation.
     At Texarkana, Texas, three federal lawsuits filed from 2004 to 2006 are pending with 27 plaintiffs in the first case, five plaintiffs in a second case and 12 in a third case. In the first case, the judge ruled that five plaintiffs who resided at the same house near the company’s plant will have their claims tried at the first trial. Pursuant to an insurance policy issued to Tronox LLC, the insurer has acknowledged a defense duty. In addition, the insurer is engaged in settlement negotiations with plaintiffs’ counsel in all three Texarkana cases.
     Financial Reserves — As of March 31, 2007, the company had reserves of $11.0 million related to forest products litigation. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time. The company currently believes that the ultimate resolution of this forest products litigation is not likely to have a material adverse effect on the company.
   Savannah Plant
     On September 8, 2003, the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”) issued a unilateral Administrative Order to our subsidiary, Tronox Pigments (Savannah) Inc., claiming that the Savannah plant exceeded emission allowances provided for in the facility’s Title V air permit. On September 19, 2005, the EPD rescinded the Administrative Order and filed a Withdrawal of Petition for Hearing on Civil Penalties. Accordingly, the proceeding on administrative penalties has been dismissed, without prejudice. After dismissal of the Administrative Order, representatives of the EPD, the EPA and Tronox continued with their discussions regarding a resolution of the alleged violations, with the EPA taking the lead role in these discussions. On December 6, 2006, the EPA informed Tronox Pigments (Savannah) Inc. that it has submitted a civil referral to the U.S. Department of Justice (the “DOJ”) with respect to the air quality bypass issue and for matters stemming from the EPA led Resource Conservation and Recovery Act (“RCRA”) Compliance Evaluation Inspection (“CEI”) that occurred in January 2006. Prior to the filing of any formal action, the DOJ has agreed to a series of settlement negotiations to determine if the matter can be resolved. Though imposition of a penalty is probable, it is believed that any penalties related to this matter are not likely to have a material adverse effect on the company.
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
13. Commitments
     At March 31, 2007, the company had outstanding letters of credit in the amount of approximately $68 million. These letters of credit have been granted by financial institutions to support our environmental clean-up costs and miscellaneous operational and severance requirements in international locations.
     The company has entered into certain agreements that require it to indemnify third parties for losses related to environmental matters, litigation and other claims. No material obligations are presently known and, thus, no reserve has been recorded in connection with such indemnification agreements.

14. Condensed Consolidating Financial Information
     The senior unsecured notes, issued jointly by Tronox Worldwide LLC and Tronox Finance Corp., with an aggregate principal amount of $350 million have been fully and unconditionally guaranteed by Tronox Incorporated and all of its material wholly-owned domestic subsidiaries. As a result of these guarantee arrangements, the company is required to present condensed consolidating financial information.
     The following tables for the three months ended March 31, 2007 and 2006 and as of March 31, 2007, and December 31, 2006, present condensed consolidating financial information for (a) Tronox Incorporated, the parent company which is also one of the guarantors, (b) the Issuers, Tronox Worldwide LLC and Tronox Finance Corp., (c) the guarantor subsidiaries and (d) the nonguarantor subsidiaries.
     Other income (expense) in the Condensed Consolidating Statements of Operations for all periods presented includes equity interest in income (loss) of subsidiaries.
Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2007

	Tronox		Guarantor	Non-Guarantor
	Incorporated	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$—	$174.1	$201.0	$(36.0)	$339.1
Cost of goods sold	—	—	150.8	184.0	(33.5)	301.3

Gross margin	—	—	23.3	17.0	(2.5)	37.8
Selling, general and administrative expenses	1.1	0.1	18.0	18.1	(1.7)	35.6
Provision for environmental remediation and restoration, net of reimbursements	—	—	0.2	—	—	0.2

	(1.1)	(0.1)	5.1	(1.1)	(0.8)	2.0
Interest and debt expense	—	(12.6)	0.4	(0.1)	—	(12.3)
Other income, net	(9.0)	2.5	(0.1)	(0.9)	9.2	1.7

Income (loss) from continuing operations before income taxes	(10.1)	(10.2)	5.4	(2.1)	8.4	(8.6)
Income tax benefit (provision)	0.6	1.8	(0.2)	(2.6)	—	(0.4)

Income (loss) from continuing operations	(9.5)	(8.4)	5.2	(4.7)	8.4	(9.0)
Loss from discontinued operations, net of taxes	—	(0.5)	0.1	—	—	(0.4)

Net income (loss)	$(9.5)	$(8.9)	$5.3	$(4.7)	$8.4	$(9.4)

Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2006

	Tronox		Guarantor	Non-Guarantor
	Incorporated	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$—	$182.7	$174.7	$(18.6)	$338.8
Cost of goods sold	—	—	150.1	143.8	(17.9)	276.0

Gross margin	—	—	32.6	30.9	(0.7)	62.8
Selling, general and administrative expenses	0.5	0.2	21.6	17.4	(1.4)	38.3
Provision for environmental remediation and restoration, net of reimbursements	—	—	(20.5)	—	—	(20.5)

	(0.5)	(0.2)	31.5	13.5	0.7	45.0
Interest and debt expense	—	(12.5)	0.2	0.3	—	(12.0)
Other income, net	20.9	31.3	3.2	3.4	(54.4)	4.4

Income (loss) from continuing operations before income taxes	20.4	18.6	34.9	17.2	(53.7)	37.4
Income tax benefit (provision)	0.2	2.4	(9.7)	(6.7)	—	(13.8)

Income (loss) from continuing operations	20.6	21.0	25.2	10.5	(53.7)	23.6
Loss from discontinued operations, net of taxes	—	(0.1)	(2.9)	—	—	(3.0)

Net income (loss)	$20.6	$20.9	$22.3	$10.5	$(53.7)	$20.6

Condensed Consolidating Balance Sheets as of March 31, 2007

	Tronox		Guarantor	Non-Guarantor
	Incorporated	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In millions)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—	$16.9	$27.6	$—	$44.5
Intercompany receivables	—	—	18.9	9.3	(28.2)	—
Accounts receivable, net	0.4	0.2	151.2	179.7	—	331.5
Inventories, net	—	—	226.1	127.4	(2.2)	351.3
Prepaid and other assets	0.8	—	3.8	15.5	—	20.1
Income tax receivable	—	—	0.3	8.6	—	8.9
Deferred income taxes	—	15.9	30.3	1.5	(12.7)	35.0

Total current assets	1.2	16.1	447.5	369.6	(43.1)	791.3
Property, plant and equipment, net	—	9.8	437.9	408.9	—	856.6
Investments in subsidiaries	2,222.5	1,002.9	183.7	—	(3,409.1)	—
Goodwill	—	—	—	11.6	—	11.6
Other long-term assets	82.0	11.2	87.0	24.6	(51.3)	153.5

Total Assets	$2,305.7	$1,040.0	$1,156.1	$814.7	$(3,503.5)	$1,813.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Intercompany borrowings	$535.5	$—	$46.4	$240.0	$(821.9)	$—
Accounts payable	—	1.8	65.5	115.1	—	182.4
Accrued liabilities	15.3	22.4	135.4	37.1	6.0	216.2
Long-term debt due within one year	—	13.0	—	1.7	—	14.7
Income taxes payable	—	—	0.4	4.0	—	4.4

Total current liabilities	550.8	37.2	247.7	397.9	(815.9)	417.7

Long-term liabilities
Deferred income taxes	—	—	55.6	25.0	(64.0)	16.6
Environmental remediation and/or restoration	—	2.3	117.8	—	—	120.1
Long-term debt	—	526.5	—	7.4	—	533.9
Other long-term liabilities	147.5	6.9	43.0	102.1	0.2	299.7

Total long-term liabilities	147.5	535.7	216.4	134.5	(63.8)	970.3

Total stockholders’ equity	1,607.4	467.1	692.0	282.3	(2,623.8)	425.0

Total liabilities and stockholders’ equity	$2,305.7	$1,040.0	$1,156.1	$814.7	$(3,503.5)	$1,813.0

Condensed Consolidating Balance Sheets as of December 31, 2006

	Tronox		Guarantor	Non-Guarantor
	Incorporated	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—	$24.4	$52.2	$—	$76.6
Intercompany receivables	—	—	41.3	11.6	(52.9)	—
Accounts receivable, net	0.5	0.2	152.0	174.3	(1.4)	325.6
Inventories, net	—	—	201.8	118.9	(1.5)	319.2
Prepaid and other assets	1.1	0.1	3.3	10.7	—	15.2
Income tax receivable	—	—	5.3	8.6	—	13.9
Deferred income taxes	—	12.3	38.5	1.9	(9.1)	43.6

Total current assets	1.6	12.6	466.6	378.2	(64.9)	794.1
Property, plant and equipment, net	—	9.8	446.7	408.1	—	864.6
Investments in subsidiaries	2,231.9	1,007.8	176.2	—	(3,415.9)	—
Goodwill	—	—	—	11.5	—	11.5
Other long-term assets	81.2	11.5	87.7	24.4	(51.6)	153.2

Total assets	$2,314.7	$1,041.7	$1,177.2	$822.2	$(3,532.4)	$1,823.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Intercompany borrowings	$535.5	$—	$51.4	$249.7	$(836.6)	$—
Accounts payable	—	7.2	74.0	103.8	(1.4)	183.6
Accrued liabilities and other	15.4	14.0	135.9	40.7	6.0	212.0
Long-term debt due within one year	—	13.0	—	1.7	—	14.7
Income taxes payable	—	—	—	1.6	—	1.6

Total current liabilities	550.9	34.2	261.3	397.5	(832.0)	411.9
Long-term liabilities
Deferred income taxes	—	—	62.0	32.3	(60.7)	33.6
Environmental remediation and/or restoration	—	2.4	126.2	—	—	128.6
Long-term debt	—	526.9	—	7.2	—	534.1
Other long-term liabilities	145.7	8.1	42.3	81.6	0.2	277.9

Total long-term liabilities	145.7	537.4	230.5	121.1	(60.5)	974.2
Total stockholders’ equity	1,618.1	470.1	685.4	303.6	(2,639.9)	437.3

Total liabilities and stockholders’ equity	$2,314.7	$1,041.7	$1,177.2	$822.2	$(3,532.4)	$1,823.4

Condensed and Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2007

	Tronox		Guarantor	Non-Guarantor
	Incorporated	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash flows from operating activities
Net income (loss)	$(9.5)	$(8.9)	$5.3	$(4.7)	$8.4	$(9.4)
Adjustments to reconcile net cash flows from operating activities —
Depreciation and amortization	—	—	14.6	13.3	—	27.9
Deferred income taxes	(0.6)	(2.0)	0.3	(1.5)	—	(3.8)
Equity in earnings of subsidiaries	9.0	5.1	(4.9)	—	(9.2)	—
Provision for environmental remediation and restoration, net of reimbursements	—	—	1.7	—	—	1.7
Other noncash items affecting net income (loss)	0.3	(0.4)	6.5	2.2	—	8.6
Changes in assets and liabilities	0.2	7.8	(43.4)	(4.5)	—	(39.9)

Net cash flows from operating activities	(0.6)	1.6	(19.9)	4.8	(0.8)	(14.9)

Cash flows from investing activities
Capital expenditures	—	—	(5.1)	(9.2)	—	(14.3)

Net cash flows from investing activities	—	—	(5.1)	(9.2)	—	(14.3)

Cash flows from financing activities
Stock option exercises	1.2	—	—	—	—	1.2
Repayment of debt	—	(0.5)	—	—	—	(0.5)
Debt issuance costs	—	(0.3)	—	—	—	(0.3)
Dividends paid	(2.1)	—	—	—	—	(2.1)
Net transfers with affiliates	1.5	(0.8)	17.5	(19.0)	0.8	—

Net cash flows from financing activities	0.6	(1.6)	17.5	(19.0)	0.8	(1.7)

Effects of exchange rate changes on cash and cash equivalents	—	—	—	(1.2)	—	(1.2)

Net change in cash and cash equivalents	—	—	(7.5)	(24.6)	—	(32.1)
Cash and cash equivalents at beginning of period	—	—	24.4	52.2	—	76.6

Cash and cash equivalents at end of period	$—	$—	$16.9	$27.6	$—	$44.5

Condensed and Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2006

	Tronox		Guarantor	Non-Guarantor
	Incorporated	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash flows from operating activities
Net income	$20.6	$20.9	$22.4	$10.5	$(53.8)	$20.6
Adjustments to reconcile net cash flows from operating activities —
Depreciation and amortization	—	—	14.4	10.1	—	24.5
Deferred income taxes	—	1.0	3.5	2.6	—	7.1
Equity in earnings of subsidiaries	(20.9)	(25.2)	(8.3)	—	54.4	—
Provision for environmental remediation and restoration, net of reimbursements	—	—	(20.2)	—	—	(20.2)
Other noncash items affecting net income	—	0.7	14.2	0.6	—	15.5
Changes in assets and liabilities	(0.2)	15.0	(14.3)	(33.6)	—	(33.1)

Net cash flows from operating activities	(0.5)	12.4	11.7	(9.8)	0.6	14.4

Cash flows from investing activities
Capital expenditures	—	—	(9.1)	(12.7)	—	(21.8)
Other investing activities	—	—	0.1	—	—	0.1

Net cash flows from investing activities	—	—	(9.0)	(12.7)	—	(21.7)

Cash flows from financing activities
Repayment of debt	—	(0.5)	—	—	—	(0.5)
Debt issuance costs	—	(1.2)	—	—	—	(1.2)
Net transfers with affiliates	0.5	(10.7)	(10.7)	21.5	(0.6)	—

Net cash flows from financing activities	0.5	(12.4)	(10.7)	21.5	(0.6)	(1.7)

Effects of exchange rate changes on cash and cash equivalents	—	—	—	(2.7)	—	(2.7)

Net change in cash and cash equivalents	—	—	(8.0)	(3.7)	—	(11.7)
Cash and cash equivalents at beginning of period	—	—	23.8	45.2	—	69.0

Cash and cash equivalents at end of period	$—	$—	$15.8	$41.5	$—	$57.3

15. Reporting by Business Segment and Geographic Locations
     The company has one reportable segment representing the company’s pigment business. The pigment segment primarily produces and markets TiO2 and has production facilities in the United States, Australia, Germany and The Netherlands. The pigment segment also includes heavy minerals production operated through our joint venture. The heavy minerals production is integrated with our Australian pigment plant, but also has third-party sales of minerals not utilized by the company’s pigment operations. Electrolytic and other chemical products (which does not constitute a reportable segment) represents the company’s other operations which are comprised of electrolytic manufacturing and marketing operations, all of which are located in the United States. Segment performance is evaluated based on segment operating profit (loss), which represents results of segment operations before considering general expenses and environmental provisions related to sites no longer in operation, interest and debt expense, (expense) and income taxes.

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Net sales
Pigment	$315.4	$311.6
Electrolytic and other chemical products	23.7	27.2

Total net sales	$339.1	$338.8

Operating profit (loss)
Pigment	$7.3	$25.7
Electrolytic and other chemical products (1)	(0.8)	21.8

	6.5	47.5
Corporate and nonoperating sites	(4.5)	(2.5)

Total operating profit	2.0	45.0
Interest and debt expense	(12.3)	(12.0)
Other income, net(2)	1.7	4.4
Income tax provision	(0.4)	(13.8)

Income (loss) from continuing operations	$(9.0)	$23.6

(1)	The three months ended March 31, 2006, includes $20.5 million of reimbursements related to ammonium perchlorate at the company’s Henderson facility.

(2)	The three months ended March 31, 2007, includes equity in net earnings of equity method investees of $0.7 million.
16. Related Party Transactions
     Tronox conducted transactions with Exxaro Australia Sands Pty Ltd (“Exxaro”), who is the other 50% partner in the Tiwest Joint Venture. The company purchased raw materials used in its production of TiO2 and also purchased Exxaro’s share of TiO2 produced by the Tiwest Joint Venture. The company also provided administrative services and product research and development activities which were reimbursed by Exxaro. The company made total net payments of $27.3 million and $31.7 million during the three months ended March 31, 2007 and 2006, respectively, for these activities and had a net payable to Exxaro totaling $38.8 million at March 31, 2007. Additionally, the company owes Exxaro $9.3 million for the outstanding note payable and accrued interest related to the mining tenements acquired in July 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion of management’s views on the financial condition and results of operations of the company should be read in conjunction with the audited consolidated and combined financial statements and the related notes which are included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
     Tronox Incorporated (the “company”), a Delaware Corporation was formed on May 17, 2005, in preparation for the contribution and transfer by Kerr-McGee Corporation (“Kerr-McGee”) of certain entities, including those comprising substantially all of its chemical business (the “Contribution”). The company has one reportable segment representing the company’s pigment business. The pigment segment primarily produces and markets titanium dioxide pigment (“TiO2”) and has production facilities in the United States, Australia, Germany and The Netherlands. The pigment segment also includes heavy minerals production operated through our joint venture (“Tiwest”). The heavy minerals production is integrated with our Australian pigment plant, but also has third-party sales of minerals not utilized by the company’s pigment operations. Electrolytic and other chemical products (which does not constitute a reportable segment) represents the company’s other operations which are comprised of electrolytic manufacturing and marketing operations, all of which are located in the United States. The company has in the past operated or held businesses or properties, or currently holds properties, that do not relate to the current chemical business.
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
General Factors Affecting the Results of Operations
     The slow down in North America’s housing industry and the U.S. gross domestic product negatively impacted titanium dioxide demand during the first quarter. We focused on a disciplined approach to maintaining market share and appropriate inventory levels through reduced pigment production to meet demand, which resulted in a higher cost per tonne sold.
     In February 2007, we announced a global TiO2 production strategy that focuses on capturing opportunities presented by our chloride technology expertise, strong customer base and the rapid growth of the Asia-Pacific market. Consistent with this strategy, we have made the following recent announcements:
•	We, along with our 50% joint venture partner, a subsidiary of Exxaro Resources Limited, have begun the process to increase annual production capacity at the Tiwest TiO2 plant in Kwinana, Western Australia.

•	We are exploring opportunities to optimize the value of our sulfate TiO2 process plant located in Uerdingen, Germany, including a possible divestiture of the facility. An offering memorandum has been sent to interested parties and indicative offers will be submitted soon.
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
Results of Operations
   Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     The following table summarizes segment operating profit (loss), with a reconciliation to consolidated and combined net income (loss) for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Net sales
Pigment	$315.4	$311.6
Electrolytic and other chemical products	23.7	27.2

Total	$339.1	$338.8

Operating profit (loss)
Pigment	$7.3	$25.7
Electrolytic and other chemical products	(0.8)	21.8

Subtotal	6.5	47.5
Corporate and nonoperating sites	(4.5)	(2.5)

Total operating profit	2.0	45.0
Interest and debt expense	(12.3)	(12.0)
Other income, net	1.7	4.4
Income tax provision	(0.4)	(13.8)

Income (loss) from continuing operations	(9.0)	23.6
Discontinued operations, net of taxes	(0.4)	(3.0)

Net income (loss)	$(9.4)	$20.6

     Total net sales were $339.1 million for the three months ended March 31, 2007, an increase of one percent compared to the 2006 period.
     Pigment segment net sales increased $3.8 million, or one percent, to $315.4 million during the three months ended March 31, 2007, from $311.6 million during the three months ended March 31, 2006. The increase was primarily due to changes in the Euro exchange rate offset in part by lower prices and a reduction in volumes due to the slowdown in North America’s housing industry. While the foreign exchange impact was an increase to sales of approximately $10.0 million, lower prices and volumes resulted in a decrease to sales of approximately $6.2 million.
     Electrolytic and other chemical products businesses net sales decreased $3.5 million, or 13%, to $23.7 million during the three months ended March 31, 2007, from $27.2 million during the three months ended March 31, 2006. Sales decreased $5.2 million due to lower sales volumes of manganese dioxide, boron specialties and lithium manganese oxide. This decrease was partially offset by increased pricing and volumes of sodium chlorate which resulted in approximately $1.6 million of increased sales.
     Gross margin decreased $25.0 million, or 40%, to $37.8 million during the three months ended March 31, 2007, from $62.8 million during the three months ended March 31, 2006. Gross margin percentage decreased to 11.2% during the three months ended March 31, 2007, from 18.6% during the three months ended March 31, 2006, primarily due to higher costs of production. As discussed above, lower prices and volumes reduced sales by $6.2 million while also resulting in a decision to decrease production. Decreased production resulted in increased fixed costs per tonne sold and, coupled with increased input costs, resulted in lower gross margins.
     Selling, general and administrative expenses decreased $2.7 million, or seven percent, to $35.6 million during the three months ended March 31, 2007, from $38.3 million during the three months ended March 31, 2006. The decrease was mainly due to lower compensation and benefit costs, including costs related to stock-based awards and certain retention award programs of approximately $3.2 million, partially offset by increases in software licensing and maintenance and franchise taxes of approximately $0.9 million.
     Total operating profit was $2.0 million for the three months ended March 31, 2007, a decrease of 96% compared to the 2006 period.
     Pigment segment operating profit decreased $18.4 million, or 72%, to $7.3 million during the three months ended March 31, 2007, from $25.7 million during the three months ended March 31, 2006. Decreased production volumes and increased input costs resulted in approximately $15.9 million reduced operating profit, lower pricing and sales volumes resulted in approximately $6.2 million reduced operating profit and increased shipping and handling costs resulted in approximately $1.6 million in reduced operating profit. Offsetting these decreases were lower selling, general and administrative expenses of approximately $4.1 million and the impact of foreign exchange changes of approximately $0.7 million.
     Electrolytic and other chemical products businesses operating profit decreased $22.6 million, to a loss of $0.8 million during the three months ended March 31, 2007, from income of $21.8 million during the three months ended March 31, 2006. The income recognized in 2006 consisted mainly of a $20.5 million reimbursement settlement of our claim against the U.S. for contribution of past costs for ammonium perchlorate remediation at the Henderson, Nevada, facility. In addition, increased manufacturing and shipping and handling costs more than offset the effect of lower selling, general and administrative expenses. Higher manufacturing costs were primarily related to higher feedstock, maintenance and energy costs.
     Corporate and nonoperating sites operating loss increased $2.0 million, or 80%, to $4.5 million during the three months ended March 31, 2007, from $2.5 million during the three months ended March 31, 2006. The increased loss was due primarily to business development costs incurred during the 2007 first quarter.
     Interest and debt expense increased $0.3 million, or three percent, to $12.3 million during the three months ended March 31, 2007, from $12.0 million during the three months ended March 31, 2006. The increase was due to interest associated with the note payable entered into in connection with the purchase of mining tenements and related mining assets in Australia in July 2006.
     Other income decreased $2.7 million to $1.7 million during the three months ended March 31, 2007, from $4.4 million during the three months ended March 31, 2006. The change was mainly due to foreign exchange losses in 2007 compared to gains in 2006, partially offset by income from equity affiliates.
     The effective income tax rate was (4.6)% for the three months ended March 31, 2007, compared to 36.9% for the three months ended March 31, 2006. The income tax benefit was lower in 2007 than the U.S. Federal statutory tax benefit due to losses in foreign jurisdictions with statutory tax rates lower than in the U.S. and due to interest on uncertain tax positions.
     Loss from discontinued operations decreased $2.6 million, or 87%, to $0.4 million during the three months ended March 31, 2007, from $3.0 million during the three months ended March 31, 2006. Both periods include losses related to legal and environmental costs associated with our former forest products operations.

Liquidity and Capital Resources
     General
     Our primary cash needs are for working capital, capital expenditures, environmental cash expenditures and debt service under the senior secured credit facility, the unsecured notes and the note payable due July 2014. We believe that our cash flows from operations, together with available borrowings under our revolving credit facility, will be sufficient to meet these cash needs for the foreseeable future. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our cash flows from operations are less than we expect, we may need to raise additional capital. We may also require additional capital to finance our future growth and development, implement additional marketing and sales activities, and fund our ongoing research and development activities.
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
     We have an interest in The LandWell Company LP (“LandWell”), a limited partnership formed to market or develop land in the Henderson, Nevada, area. LandWell entered into an agreement in late 2004 to sell to Centex Homes approximately 2,200 contiguous acres of land in Henderson for eventual use as a new, mixed-use master planned community. We were notified that the general partner of LandWell received from Centex Homes on January 9, 2007, a letter giving notice of termination of the agreement, effective immediately. Since that time, LandWell has commenced negotiations with a number of parties who have interest in the development of either part or all of the 2,200 contiguous acres; however, we do not currently anticipate any cash flows associated with this in 2007. LandWell continues to pursue zoning approval for the development plan, with the City of Henderson currently scheduled to approve zoning in the last week of July 2007. This large parcel, in addition to other parcels available for sale by LandWell or under contract, is in the vicinity of our Henderson facility. Cash flows resulting from the sale of the 2,200 contiguous acres of land in the Henderson, Nevada, area must be used to pay down outstanding debt under our senior secured credit facility.
     We are making progress in negotiations with interested parties for the sale of parcels of land which are 100% Tronox owned, including surplus land in the Henderson area, as well as other parcels across the U.S. In 2006, we were successful in selling a number of smaller parcels, including former gasoline station properties in the midwestern U.S., and we currently anticipate realizing cash flows associated with these types of parcels in 2007.
     Of cash and cash equivalents at March 31, 2007, $32.4 million was held in the U.S. and $12.1 million was held in other countries.
     Cash Flows from Operating Activities. Net cash flows from operating activities during the three months ended March 31, 2007, were a use of $14.9 million compared to a source of $14.4 million during the three months ended March 31, 2006. The $29.3 million decrease in cash flows from operating activities for the 2007 period was primarily due to decreased income for the period as discussed previously.
     Cash Flows from Investing Activities. Net cash used in investing activities during the three months ended March 31, 2007, was $14.3 million compared to $21.7 million during the three months ended March 31, 2006.
     Capital expenditures in 2007 were $14.3 million. Significant projects during the 2007 period included upgrading the oxidation line and waste treatment facility at the Botlek, Netherlands, facility and process improvement projects at the Hamilton, Mississippi; Henderson, Nevada; Savannah, Georgia; and Uerdingen, Germany, facilities.
     Capital expenditures in 2006 were $21.8 million. Significant projects during the 2006 period included changes to convert waste to a saleable product and reduce raw material costs at the Uerdingen, Germany, facility, upgrading the oxidation line at the Botlek, Netherlands, facility and process improvements at the Hamilton, Mississippi, facility for the purpose of producing a new grade of pigment for use in architectural paints.

     Capital expenditures in 2007 are expected to be approximately $81.0 million, which includes capital for the planned expansion at our Kwinana, Western Australia, pigment plant and the completion of waste treatment upgrades at our Botlek, Netherlands, facility.
     Cash Flows from Financing Activities. Net cash used in financing activities was $1.7 million during the three months ended March 31, 2007 and 2006. Cash used in 2007 consisted of $2.1 million in dividend payments, repayment of $0.5 million of long-term debt and costs of $0.3 million to modify debt. Proceeds from stock option exercises provided $1.2 million of cash in 2007. The cash used in 2006 consisted of repayment of $0.5 million of long-term debt and costs of $1.2 million to complete the issuance of debt.
     Credit Agreement. In November 2005, our wholly-owned subsidiary, Tronox Worldwide LLC, entered into a senior secured credit facility. This facility consists of a $200 million six-year term loan facility and a five-year multicurrency revolving credit facility of $250 million.
     Interest on amounts borrowed under the senior secured credit facility is payable, at our election, at a base rate or a LIBOR rate, in each case as defined in the agreement. The current margin applicable to LIBOR borrowings is 150 basis points and may range between 100 to 200 basis points depending on our credit rating.
     The terms of the credit agreement provide for customary representations and warranties, affirmative and negative covenants, and events of default. In March 2007, we requested and obtained approval for an amendment to the financial covenants in the credit agreement. The amendment maintains the original Total Leverage Ratio and the Interest Coverage Ratio (both as defined in the credit agreement) at 3.75:1 and 2:1, respectively, through December 31, 2007. For fiscal year 2008, the Total Leverage Ratio must be no more than 3.50:1 and the Interest Coverage Ratio must be at least 2.5:1 in the first two quarters and 3.00:1 in the last two quarters. The amendment did not modify the limit on capital expenditures, which is $130 million in 2007 and 2008.
     We are required, under the terms of the credit agreement, to remit a certain percentage of excess cash flow (“ECF Percentage,” as defined in the credit agreement) as a prepayment of the principal. As a result, in addition to the normal quarterly installments, the first such mandatory payment, in the amount of $11.1 million, was paid in April 2007 based on the ECF Percentage for the fiscal year 2006.
     Note Payable due July 2014. In July 2006, Tronox Western Australia Pty Ltd, our wholly-owned subsidiary, completed the purchase of a 50% undivided interest in additional mining tenements and related mining assets. We acquired the mine tenements by entering into an eight-year note payable agreement. As a result, we had additional debt totaling $8.8 million as of December 31, 2006. Revaluation of this Australian dollar denominated debt resulted in a balance of $9.1 million at March 31, 2007.
   Off-Balance Sheet Arrangements
     We have entered into agreements that require us to indemnify third parties for losses related to environmental matters, litigation and other claims. We have recorded no material obligations in connection with such indemnification obligations as none are currently evaluated as probable of loss. In addition, pursuant to the MSA, we will be required to indemnify Kerr-McGee for all costs and expenses incurred by it arising out of or due to our environmental and other liabilities other than such costs and expenses reimbursable by Kerr-McGee pursuant to the MSA. At March 31, 2007, we had outstanding letters of credit in the amount of approximately $68 million resulting in unused capacity under the revolving credit facility of approximately $182.0 million. These letters of credit have been granted to us by financial institutions to support our environmental clean-up costs and miscellaneous operational and severance requirements in international locations.
   Outlook
     In 2007, we project global TiO2 demand will grow in the range of 2.8% to 3.2%, supported by the growth of the Asia-Pacific region and the expectation that the European market will remain strong. We expect the second quarter will be challenging based on the weak housing market in North America and continued higher input costs. We remain cautiously optimistic that the housing market will turn around in the second half of 2007, resulting in an increase in TiO2 demand in North America.
     As previously announced, we are exploring strategic options to optimize the value of our only sulfate process TiO2 plant, which is located in Uerdingen, Germany. An offering memorandum has been sent to interested parties and indicative offers will be submitted soon.

New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“SFAS 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 clarifies the application of SFAS 109 by defining criteria that an uncertain tax position must meet in order to be recognized in an enterprise’s financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The results for prior periods have not been restated. As a result of the adoption of FIN 48, we recognized a $9.3 million charge to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax benefits at January 1, 2007 was $60.7 million. Adoption of FIN 48 did not have a material impact on our loss from continuing operations or net loss for the three months ended March 31, 2007.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are reviewing SFAS 157 to determine the impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 159”). We are currently assessing whether or not we will choose to implement the provisions of SFAS 159 and what the financial statement impact would be, if any. If we choose to implement SFAS 159, the effective date would be January 1, 2008.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     We are exposed to market risks, including credit risk, from fluctuations in both foreign currency exchange rates and natural gas prices. To reduce the impact of these risks on earnings and to increase the predictability of cash flows, from time to time, we enter into derivative contracts, primarily forward contracts to buy and sell foreign currencies. We also enter into financial derivative instruments that generally fix the commodity prices to be paid for a portion of our forecasted natural gas purchases. These commodity contracts have been designated and qualified as cash flow hedges. The following table presents the forecasted percentage hedged and the weighted average price per MMBtu for contracts outstanding at March 31, 2007, to purchase natural gas for our U.S. operations.

	U.S. Natural gas purchases
		Average
		Contract Price
	% hedged	$/MMBtu
Q2, 2007	53%	$7.53
Q3, 2007	32%	$7.61
Q4, 2007	31%	$8.40
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
     There were no changes in the company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Statements in this report regarding Tronox Incorporated’s or management’s intentions, beliefs or expectations, or that otherwise speak to future events, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include those statements preceded by, followed by or that otherwise include the words “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “budget,” “goal,” “plans,” “objective,” “outlook,” “should,” or similar words. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the market value of Tronox Incorporated’s products, demand for consumer products for which Tronox Incorporated’s businesses supply raw materials, the financial resources of competitors, changes in laws and regulations, the ability to respond to challenges in international markets, including changes in currency exchange rates, political or economic conditions in areas where Tronox Incorporated operates, trade and regulatory matters, general economic conditions, and other factors and risks identified in Tronox Incorporated’s U.S. Securities and Exchange Commission filings. Actual results and developments may differ materially from those expressed or implied in this Quarterly Report on Form 10-Q. Tronox Incorporated does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. Investors are urged to consider closely the disclosures in this Quarterly Report on Form 10-Q and the disclosures and risk factors in Tronox Incorporated’s Annual Report on Form 10-K.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Savannah Plant
     On September 8, 2003, the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”) issued a unilateral Administrative Order to our subsidiary, Tronox Pigments (Savannah) Inc., claiming that the Savannah plant exceeded emission allowances provided for in the facility’s Title V air permit. On September 19, 2005, the EPD rescinded the Administrative Order and filed a Withdrawal of Petition for Hearing on Civil Penalties. Accordingly, the proceeding on administrative penalties has been dismissed, without prejudice. After dismissal of the Administrative Order, representatives of the EPD, the U.S. Environmental Protection Agency (the “EPA”) and Tronox continued with their discussions regarding a resolution of the alleged violations, with the EPA taking the lead role in these discussions. On December 6, 2006, the EPA informed Tronox Pigments (Savannah) Inc. that it had submitted a civil referral to the U.S. Department of Justice (the “DOJ”) with respect to the air quality bypass issue and for matters stemming from the EPA led Resource Conservation and Recovery Act (“RCRA”) Compliance Evaluation Inspection (“CEI”) that occurred in January 2006. Prior to the filing of any formal action, the DOJ has agreed to a series of settlement negotiations to determine if the matter can be resolved. Though imposition of a penalty is probable, we believe that any penalties related to this matter are not likely to have a material adverse effect on us.
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
     At Avoca, Pennsylvania, 35 state court lawsuits were filed in 2005 by over 4,000 plaintiffs. The plaintiffs have classified their claims into various alleged disease categories. In September 2005, the judge ordered that discovery and the first trial will focus on plaintiffs who allege precancerous skin lesions. Of these plaintiffs, ten will be selected (five by plaintiffs’ counsel and five by Tronox LLC) for the trial. The first trial is currently scheduled for August 2007, but the parties are actively exploring arbitration as an alternative to this litigation.
     For a discussion of other legal proceedings and contingencies, including proceedings related to our environmental liabilities, see our Annual Report on Form 10-K for the year ended December 31, 2006, and Note 12 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
     The company’s Annual Report on Form 10-K for the year ended December 31, 2006, includes a listing of risk factors to be considered by investors in the company’s securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

3.1	Amended and restated Certificate of Incorporation of Tronox Incorporated (incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

3.2	Amended and Restated Bylaws of Tronox Incorporated (incorporated by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

10.1*	Tronox Incorporated Defined Contribution Restoration Plan

10.2*	Tronox Incorporated Defined Benefit Restoration Plan

31.1*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Tronox Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2007.

Tronox Incorporated

By:	/s/ Thomas W. Adams

	Name:	Thomas W. Adams
	Title:	Chief Executive Officer

By:	/s/ Mary Mikkelson

	Name:	Mary Mikkelson
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ David J. Klvac

	Name:	David J. Klvac
	Title:	Vice President and Controller (Principal Accounting Officer)