Form 10-Q
period 2007-06-30
TRONOX INC
filed 2007-08-07
CIK 1328910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 18,539,722 shares of the company’s Class A common stock and 22,889,431 shares of the company’s Class B common stock were outstanding.

Tronox Incorporated

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRONOX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$366.5	$375.9	$705.6	$714.7
Cost of goods sold	337.1	342.7	638.4	618.7

Gross margin	29.4	33.2	67.2	96.0
Selling, general and administrative expenses	29.4	27.7	65.0	66.0
Provision for environmental remediation and restoration, net of reimbursements	1.5	—	1.7	(20.5)

	(1.5)	5.5	0.5	50.5
Interest and debt expense	(12.4)	(12.3)	(24.7)	(24.3)
Other income, net	0.7	5.3	2.4	9.7

Income (loss) from continuing operations before income taxes	(13.2)	(1.5)	(21.8)	35.9
Income tax provision	(6.8)	(4.2)	(7.2)	(18.0)

Income (loss) from continuing operations	(20.0)	(5.7)	(29.0)	17.9
Loss from discontinued operations, net of income tax benefit of $0.8, $5.1, $1.0 and $6.9, respectively	(1.2)	(8.7)	(1.6)	(11.7)

Net income (loss)	$(21.2)	$(14.4)	$(30.6)	$6.2

Income (loss) per common share:
Basic —
Continuing operations	$(0.49)	$(0.14)	$(0.71)	$0.44
Discontinued operations	(0.03)	(0.22)	(0.04)	(0.29)

Net income (loss)	$(0.52)	$(0.36)	$(0.75)	$0.15

Diluted —
Continuing operations	$(0.49)	$(0.14)	$(0.71)	$0.44
Discontinued operations	(0.03)	(0.22)	(0.04)	(0.29)

Net income (loss)	$(0.52)	$(0.36)	$(0.75)	$0.15

Dividends declared per common share	$—	$—	$0.05	$0.05

Weighted average shares outstanding:
Basic	40.7	40.4	40.7	40.4
Diluted	40.7	40.4	40.7	40.9

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$39.7	$76.6
Accounts receivable, net	344.0	325.6
Inventories, net	334.8	319.2
Prepaid and other assets	19.2	15.2
Income tax receivable	4.4	13.9
Deferred income taxes	35.0	43.6

Total current assets	777.1	794.1
Property, plant and equipment, net	852.9	864.6
Goodwill	11.7	11.5
Other long-term assets	144.6	153.2

Total assets	$1,786.3	$1,823.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$186.8	$183.6
Accrued liabilities	219.2	212.0
Long-term debt due within one year	3.6	14.7
Income taxes payable	3.7	1.6

Total current liabilities	413.3	411.9

Long-term liabilities:
Deferred income taxes	10.1	33.6
Environmental remediation and/or restoration	107.2	128.6
Long-term debt	533.9	534.1
Other long-term liabilities	312.0	277.9

Total long-term liabilities	963.2	974.2

Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity
Class A common stock, par value $0.01 — 100,000,000 shares authorized, 18,732,369 and 18,388,202 shares, respectively, issued and outstanding	0.2	0.2
Class B common stock, par value $0.01 — 100,000,000 shares authorized, 22,889,431 shares issued and outstanding	0.2	0.2
Capital in excess of par value	487.4	481.6
Accumulated deficit	(54.8)	(12.8)
Accumulated other comprehensive loss	(21.1)	(31.4)
Treasury stock, at cost — 144,135 shares and 33,533 shares, respectively	(2.1)	(0.5)

Total stockholders’ equity	409.8	437.3

Total liabilities and stockholders’ equity	$1,786.3	$1,823.4

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities
Net income (loss)	$(30.6)	$6.2
Adjustments to reconcile net cash flows from operating activities —
Depreciation and amortization	55.8	49.3
Deferred income taxes	(0.3)	5.6
Provision for environmental remediation and restoration, net of reimbursements	2.0	(10.3)
Other noncash items affecting net income (loss)	15.9	18.5
Changes in assets and liabilities	(28.7)	(55.9)

Net cash flows from operating activities	14.1	13.4

Cash flows from investing activities
Capital expenditures	(33.8)	(43.3)
Other investing activities	—	0.5

Net cash flows from investing activities	(33.8)	(42.8)

Cash flows from financing activities
Repayment of debt	(12.0)	(1.0)
Debt issuance costs	(0.3)	(2.4)
Stock option exercises	1.4	—
Dividends paid	(4.1)	(2.0)

Net cash flows from financing activities	(15.0)	(5.4)

Effects of exchange rate changes on cash and cash equivalents	(2.2)	(8.3)

Net change in cash and cash equivalents	(36.9)	(43.1)
Cash and cash equivalents at beginning of period	76.6	69.0

Cash and cash equivalents at end of period	$39.7	$25.9

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

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

Formation

The Contribution was completed in November 2005, along with the recapitalization of the company, whereby common stock held by Kerr-McGee converted into approximately 22.9 million shares of Class B common stock. An initial public offering (“IPO”) of Class A common stock was completed on November 28, 2005. Prior to the IPO, Tronox was a wholly owned subsidiary of Kerr-McGee. Pursuant to the terms of the Master Separation Agreement dated November 28, 2005, among Kerr-McGee, Kerr-McGee Worldwide Corporation and the company (the “MSA”), the net proceeds from the IPO of $224.7 million were distributed to Kerr-McGee.

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

The following prior-year amounts have been reclassified to conform with the current-year presentation. Where applicable, changes to line item amounts in the company’s Condensed Consolidated Statements of Operations are disclosed. These changes had no impact on income from continuing operations or net income.

•	Sales rebates, previously presented with accounts payable, are now presented with accrued liabilities in the company’s Condensed Consolidated Balance Sheets.

•	Vendor commissions, previously a reduction of net sales, have been reclassified as selling, general and administrative expenses. The increase in net sales and selling, general and administrative expenses for the three and six-month periods ending June 30, 2006, were $1.1 million and $1.9 million, respectively.

•	Reimbursements for out-of-pocket selling expenses previously accounted for as a reduction of selling, general and administrative expenses have been reclassified as net sales. The increase in net sales and selling, general and administrative expenses for the three and six-month periods ending June 30, 2006, were $2.0 million and $3.8 million, respectively.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Railcar expenses previously accounted for as selling, general and administrative expenses have been reclassified as cost of goods sold. The increase in cost of goods sold and corresponding decrease in selling, general and administrative expenses for both the three and six-month periods ending June 30, 2006, was $0.8 million.

In connection with the company’s adoption of the transition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans), the 2006 financial statements included in the company’s Annual Report on Form 10-K contained a misstatement in the presentation of other comprehensive income (loss). The unrecognized prior service cost and actuarial loss totaling $95.5 million recorded in the company’s Consolidated Balance Sheet as of December 31, 2006, should have been presented only as an adjustment to the balance of accumulated other comprehensive loss as of December 31, 2006, and not as part of comprehensive income (loss) for the period then ended. The presentation in the company’s Consolidated and Combined Statement of Comprehensive Income (Loss) and Business/Stockholders’ Equity for the year ended December 31, 2006, and in the related Notes to Consolidated and Combined Financial Statements will be revised in the company’s Annual Report on Form 10-K for the year ending December 31, 2007, to reflect comprehensive income of $28.5 million for the year ended December 31, 2006, versus comprehensive loss of $67.0 million previously reported.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN 48”). The company adopted FIN 48 as of January 1, 2007. FIN 48 clarifies the application of SFAS No. 109 by defining criteria that an uncertain tax position must meet in order to be recognized in an enterprise’s financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance required application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The results for prior periods have not been restated. As a result of the adoption of FIN 48, the company recognized a $9.3 million charge to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax positions at January 1, 2007, was $60.7 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The company is reviewing SFAS No. 157 to determine the impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The company is currently assessing whether or not the provisions of SFAS No. 159 will be implemented and what the financial statement impact would be, if any. If the company chooses to implement SFAS No. 159, the effective date would be January 1, 2008.

3.	Statement of Operations Data

The components of other income, net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Net foreign currency transaction gain (loss)	$(1.2)	$3.8	$(1.5)	$8.1
Equity in net earnings of equity method investees	1.3	4.7	2.0	4.7
Provision for litigation settlements	—	(3.7)	—	(3.7)
Interest income	0.5	0.6	1.3	1.3
Other income (expense)	0.1	(0.1)	0.6	(0.7)

Total	$0.7	$5.3	$2.4	$9.7

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated.

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	Loss			Loss
	from		Per-	from		Per-
	Continuing		Share	Continuing		Share
	Operations	Shares	Loss	Operations	Shares	Loss
(In millions, except per share amounts)

Basic earnings per share	$(20.0)	40.7	$(0.49)	$(5.7)	40.4	$(0.14)
Effect of dilutive securities:
Restricted stock and stock options	—	—	—	—	—	—

Diluted earnings per share	$(20.0)	40.7	$(0.49)	$(5.7)	40.4	$(0.14)

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	Loss			Income
	from		Per-	from		Per-
	Continuing		Share	Continuing		Share
	Operations	Shares	Loss	Operations	Shares	Income
	(In millions, except per share amounts)

Basic earnings per share	$(29.0)	40.7	$(0.71)	$17.9	40.4	$0.44
Effect of dilutive securities:
Restricted stock and stock options	—	—	—	—	0.5	—

Diluted earnings per share	$(29.0)	40.7	$(0.71)	$17.9	40.9	$0.44

Stock options outstanding of approximately 786,000 at June 30, 2007, were “out of the money,” thus, antidilutive. The average exercise price of these antidilutive options was $14.69. Since the company incurred a loss from continuing operations for the three months and six months ended June 30, 2007, no dilution of the loss per share would result from an additional 1.6 million potentially dilutive shares outstanding at June 30, 2007. The company also incurred a loss from continuing operations for the three months ended June 30, 2006; thus, no dilution of the loss per share resulted from 2.2 million potentially dilutive shares outstanding at June 30, 2006.

4.	Balance Sheet Data

Accounts receivable, net, consists of the following:

	June 30,	December 31,
	2007	2006
	(In millions)

Accounts receivable — trade	$299.5	$281.1
Receivable from Kerr-McGee	18.0	17.5
Receivable from the U.S. Department of Energy	11.0	11.0
Receivable from insurers	6.8	7.4
Other	22.5	21.3

Accounts receivable, gross	357.8	338.3
Allowance for doubtful accounts	(13.8)	(12.7)

Accounts receivable, net	$344.0	$325.6

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories, net, consist of the following:

	June 30,	December 31,
	2007	2006
	(In millions)

Raw materials	$78.0	$67.5
Work-in-progress	14.8	13.4
Finished goods	177.6	174.8
Materials and supplies	72.1	71.4

Inventories, gross	342.5	327.1
Allowance for obsolete inventories and supplies	(7.7)	(7.9)

Inventories, net	$334.8	$319.2

Property, plant and equipment, net, consists of the following:

	June 30,	December 31,
	2007	2006
	(In millions)

Land	$72.2	$72.2
Buildings	162.7	159.4
Machinery and equipment	1,818.2	1,795.6
Other	89.5	103.7

Property, plant and equipment, gross	2,142.6	2,130.9
Less accumulated depreciation	(1,289.7)	(1,266.3)

Property, plant and equipment, net	$852.9	$864.6

Other long-term assets consist of the following:

	June 30,	December 31,
	2007	2006
	(In millions)

Investments in equity method investees	$22.8	$21.1
Receivable from the U.S. Department of Energy	6.7	15.9
Receivables from insurers	17.5	19.6
Debt issuance costs, net	10.0	11.0
Prepaid pension cost	27.0	25.3
Intangible asset — proprietary technology(1)	53.2	52.6
Other	7.4	7.7

Total other long-term assets	$144.6	$153.2

(1)	Associated with the company’s reportable pigment segment.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued liabilities consist of the following:

	June 30,	December 31,
	2007	2006
	(In millions)

Reserves for environmental remediation and restoration — current portion	$107.1	$95.3
Employee-related costs and benefits	42.8	37.2
Sales rebates	19.0	24.7
Other	50.3	54.8

Total accrued liabilities	$219.2	$212.0

Other long-term liabilities consist of the following:

	June 30,	December 31,
	2007	2006
	(In millions)

Reserve for uncertain tax positions	$68.3	$—
Reserve for income taxes payable	—	45.5
Pension and postretirement obligations	171.7	167.5
Asset retirement obligations	25.1	23.6
Reserve for workers’ compensation and general liability claims	16.6	18.8
Other	30.3	22.5

Total other long-term liabilities	$312.0	$277.9

5.	Summarized Combined Financial Information of Affiliates

The company has investments in Basic Management, Inc. and Subsidiaries (a corporation in which the company has a 31% interest, whose combined financial statements include The LandWell Company, L.P., a limited partnership in which the company has a 29% direct interest). The amount of equity in net earnings of these investees the company has recognized is disclosed in Note 3. Summarized unaudited income statement information of the significant investees is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Gross revenues	$8.9	$25.9	$16.8	$27.3
Gross profit	6.9	22.0	12.8	22.6
Income before taxes	5.2	20.2	9.4	19.0
Net income	4.4	16.7	8.1	15.9

6.	Long-Term Debt

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concurrent with the IPO, Tronox Worldwide LLC and Tronox Finance Corp. issued $350 million in aggregate principal amount of 9 1/2% senior unsecured notes due 2012 in a private offering. The company and all of its other 100%-owned domestic subsidiaries fully and unconditionally and jointly and severally guarantee the notes. The issuers, Tronox Worldwide LLC and Tronox Finance Corp, and all subsidiary guarantors are “100% owned” by the company.

7.	Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes, consists of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Net income (loss)	$(21.2)	$(14.4)	$(30.6)	$6.2
After tax changes in:
Foreign currency translation adjustments	3.6	15.4	6.9	21.4
Cash flow hedge activity:
Unrealized gain (loss)	(0.6)	(1.1)	0.4	(1.6)
Reclassification adjustments	—	0.1	0.8	0.3
Benefit plan activity:
Amortization of net actuarial loss	0.8	—	1.7	—
Amortization of net prior service cost	0.3	—	0.5	—
Minimum pension liability adjustment	—	—	—	(1.1)

Total comprehensive income (loss)	$(17.1)	$—	$(20.3)	$25.2

8.	Income Taxes

The reconciliation of the federal statutory rate to the effective income tax rate applicable to income (loss) from continuing operations is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

U.S. statutory tax rate — provision (benefit)	35.0%	35.0%	35.0%	35.0%
Increases (decreases) resulting from —
Taxation of foreign operations	(47.1)	(294.0)	(43.4)	13.8
State income taxes	(4.5)	(3.2)	(2.1)	1.2
Interest on foreign tax contingency	0.1	(14.0)	(0.2)	1.2
Changes in unrecognized tax benefits	(29.7)	—	(20.3)	—
Other — net	(5.3)	(3.8)	(2.0)	(1.1)

Effective income tax rate	(51.5)%	(280.0)%	(33.0)%	50.1%

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company adopted the provisions of FIN 48 as of January 1, 2007. As a result of the adoption of FIN 48, the company recognized a $9.3 million charge to the January 1, 2007, balance of retained earnings. The gross amount of unrecognized tax positions at January 1, 2007, was $60.7 million. If recognized, the net benefit associated with approximately $54.5 million of that reserve for unrecognized tax benefits would affect the effective income tax rate.

The net increases in unrecognized tax benefits, during the three and six month periods ended June 30, 2007, which would affect the effective income tax rate were $5.2 million and $6.3 million, respectively. Both of these amounts include tax related to our German income tax audit for the years 1998 through 2001 as well as interest and the effect of foreign exchange translation.

The company anticipates a decrease of approximately $2.2 million, during the next twelve months, in the unrecognized tax benefit primarily related to transactions involving the effects of foreign currency translation and transfer pricing for tax positions where the statute will lapse.

The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2007, the company recognized approximately $2.3 million in gross interest, including the effect of foreign exchange translation. Of this increase, $1.6 million of interest was recognized during the three-month period ended June 30, 2007. As of January 1, 2007, the company had approximately $7.9 million accrued for the gross payment of interest and penalties. The equivalent amount at June 30, 2007, was $10.4 million.

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

The following table presents pretax loss from discontinued operations by type of cost and total after-tax loss from discontinued operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Environmental provisions/(reimbursements)(1)	$(1.2)	$10.0	$0.3	$10.2
Litigation provisions, legal and other costs(1)	3.2	3.8	2.3	8.4

Total pretax loss	2.0	13.8	2.6	18.6
Tax benefit	(0.8)	(5.1)	(1.0)	(6.9)

Total after-tax loss	$1.2	$8.7	$1.6	$11.7

(1)	Legal and environmental costs are allocated to discontinued operations on a specific identification basis. Other costs are primarily comprised of insurance and ad valorem taxes.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Retirement Plans

The following table presents the components of net periodic pension and postretirement cost and total retirement expense for the periods indicated:

	Retirement Plans		Postretirement Plans
	Three Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Service cost	$3.0	$2.5	$0.4	$0.4
Interest cost	7.1	6.8	2.1	2.1
Expected return on plan assets	(9.9)	(9.6)	—	—
Net amortization —
Prior service cost (credit)	0.7	0.7	(0.3)	(0.3)
Net actuarial loss	0.8	0.4	0.5	0.4

Total retirement expense	$1.7	$0.8	$2.7	$2.6

	Retirement		Postretirement
	Plans		Plans
	Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Service cost	$5.9	$3.1	$0.8	$0.4
Interest cost	14.1	7.6	4.2	2.1
Expected return on plan assets	(19.7)	(10.4)	—	—
Net amortization —
Prior service cost (credit)	1.4	0.7	(0.6)	(0.3)
Net actuarial loss	1.7	0.6	0.9	0.4

Sub-total net periodic cost	3.4	1.6	5.3	2.6
Allocated benefit plan expense from Kerr-McGee	—	0.7	—	2.6

Total retirement expense	$3.4	$2.3	$5.3	$5.2

11.	Employee Stock-Based Compensation

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company estimates valuation assumptions for stock option and performance unit awards. For stock options, the company uses the Black-Scholes option-pricing model and significant inputs and assumptions are summarized in the table below.

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

For the three months ended June 30, 2007 and 2006, compensation expense related to all stock-based awards, totaled $1.8 million and $1.5 million, respectively. For the six months ended June 30, 2007 and 2006, compensation expense related to all stock-based awards totaled $4.9 million and $5.5 million, respectively. Accelerated compensation expense resulting from awards issued to retirement eligible employees totaled $1.5 million and $1.3 million, respectively, in the six-month periods ending June 30, 2007 and 2006.

12.	Contingencies

The following table summarizes the contingency reserve balances, provisions, payments and settlements for the six months ended June 30, 2007, as well as balances, accruals and receipts of reimbursements of environmental costs from other parties.

		Reserves for
	Reserves for	Environmental	Reimbursements
	Litigation	Remediation(1)	Receivable(2)
	(In millions)

Balance, December 31, 2006	$15.0	$223.9	$71.4
Provisions/accruals	0.5	5.5	3.5
Payments/settlements	(3.7)	(15.1)	(14.9)

Balance, June 30, 2007	$11.8	$214.3	$60.0

(1)	Provisions for environmental remediation and restoration include $2.6 million related to the company’s former forest products operations. These charges are reflected in the Condensed Consolidated Statements of Operations as a component of loss from discontinued operations (net of taxes).

(2)	Accruals for environmental remediation and restoration reimbursements include $2.3 million related to the company’s former thorium compounds manufacturing operations, which are reflected in the Condensed Consolidated Statements of Operations as a component of loss from discontinued operations (net of taxes).

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Current and former operations of the company require the management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company to clean up various sites at which petroleum, chemicals, low-level radioactive substances and/or other materials have been contained, disposed of or released. Some of these sites have been designated Superfund sites by the U.S. Environmental Protection Agency (the “EPA”), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which the company operates.

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tronox LLC began decommissioning the facility and remediating associated perchlorate contamination, including surface impoundments and groundwater, when it decided to exit the business in 1998. In 1999 and 2001, Tronox LLC entered into consent orders with the Nevada Division of Environmental Protection (the “NDEP”) that require it to implement both interim and long-term remedial measures to capture and remove perchlorate from groundwater. In April 2005, Tronox LLC entered into an amended consent order with the NDEP that requires, in addition to the capture and treatment of groundwater, the closure of a certain impoundment related to the past production of ammonium perchlorate, including treatment and disposal of solution and sediment contained in the impoundment. A separate agreement reached in 1996 with the NDEP also requires Tronox LLC to test for various potential contaminants at the site, which is ongoing. The second phase of the site investigation including preparation of a risk assessment is expected to be completed by mid-2008. Results of testing may lead to further site characterization and remediation, the costs of which, if any, are not currently included in the financial reserves discussed below.

In 1999, Tronox LLC initiated the interim measures required by the consent orders. A long-term remediation system is operating in compliance with the consent orders. Initially, the remediation system was projected to operate through 2007. However, studies of the decline of perchlorate levels in the groundwater indicate that Tronox LLC may need to operate the system through 2011. The scope, duration and cost of groundwater remediation likely will be driven in the long term by drinking water standards regarding perchlorate, which to date have not been formally established by applicable state or federal regulatory authorities. The EPA and other federal and state agencies continue to evaluate the health and environmental risks associated with perchlorate as part of the process for ultimately setting drinking water standards. One state agency, the California Environmental Protection Agency has set a public health goal for perchlorate, and the EPA has established a reference dose for perchlorate, which are preliminary steps to setting drinking water standards. The establishment of applicable drinking water standards could materially affect the scope, duration and cost of the long-term groundwater remediation that Tronox LLC is required to perform.

Financial Reserves — As of June 30, 2007, reserves for environmental remediation at Henderson totaled $27.6 million, which included $2.7 million recorded in the second quarter of 2007 related to expanded sampling and the development of a risk assessment plan pertaining to the 1996 agreement with the NDEP. As noted above, the long- term scope, duration and cost of groundwater remediation and impoundment closure are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future. However, the amount of any additional costs cannot be reasonably estimated at this time.

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

Insurance Reimbursement — In 2001, Tronox LLC purchased a 10-year, $100 million environmental cost cap insurance policy for groundwater and other remediation at Henderson. The insurance policy provides coverage after Tronox LLC exhausts a self-insured retention of approximately $62.3 million ($61.3 million self-insured retention, plus an additional $1.0 million retention for certain additional coverage under the policy) and covers only those costs incurred to achieve a clean-up level specified in the policy. As noted above, federal and applicable state

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agencies have not established a drinking water standard and, therefore, it is possible that Tronox LLC may be required to achieve a clean-up level more stringent than that covered by the policy. If so, the amount recoverable under the policy may be less than the ultimate clean-up cost.

At June 30, 2007, the company had received $14.0 million of cost reimbursement under the insurance policy, and expects that additional estimated aggregate clean-up cost of $86.6 million less the $62.3 million self-insured retention to be covered by the policy (for a net amount of $24.3 million in potential reimbursement). Included in the $24.3 million is $0.7 million accrued in the second quarter of 2007 based on expected reimbursements. The company believes that additional reimbursement of approximately $24.3 million is probable, and, accordingly, the company has recorded a receivable in the financial statements for that amount.

MSA Reimbursement — As of June 30, 2007, the company had a receivable of $0.5 million from Anadarko Petroleum Corporation, on behalf of Kerr-McGee, representing 50% of the amount of the remediation costs the company has incurred and paid. The receivable has been reflected in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

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

Vicinity Areas — The EPA has listed four areas in the vicinity of the closed West Chicago facility on the NPL and has designated Tronox LLC as a PRP in these four areas. Tronox LLC has substantially completed remedial work for three of the areas (known as the Residential Areas, Reed-Keppler Park and the Sewage Treatment Plant). In June 2007, a Chicago-area newspaper published articles suggesting that certain Residential Area properties were not cleaned up adequately in the 1980s or the 1990s. The company believes the clean-up of all Residential Area properties to be adequate, as the EPA was involved indirectly in the clean-up. The EPA is in the process of verifying the work done on the residential properties.

Work continues at the other NPL site known as Kress Creek. The work involves removal of low level insoluble thorium residues principally in streambanks and streambed sediments. Tronox LLC has reached an agreement with the appropriate federal and state agencies and local communities regarding the characterization and cleanup of the sites, past and future government response costs, and the waiver of natural resource damages claims. The agreement is incorporated in consent decrees, which were approved and entered by the federal court in August 2005. The clean-up work, which began in the third quarter of 2005, is expected to be completed in 2010 and will require excavation of contaminated soils and stream sediments, shipment of excavated materials to a licensed disposal facility and restoration of affected areas.

Financial Reserves — As of June 30, 2007, the company had reserves of $70.9 million for costs related to the West Chicago facility and vicinity properties. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (“Title X”).

Government Reimbursement — Pursuant to Title X, the U.S. Department of Energy (the “DOE”) is obligated to reimburse the company for certain decommissioning and clean-up costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility’s production was dedicated to U.S. government

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government’s full share of West Chicago clean-up costs. Through June 30, 2007, the company had been reimbursed approximately $304.2 million under Title X.

Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged the company’s clean-up expenditures. As of June 30, 2007, the government’s share of costs incurred by the company but not yet reimbursed by the DOE totaled approximately $17.7 million, which includes $1.2 million accrued in the second quarter of 2007. The company believes that receipt of the remaining $17.7 million in due course following additional congressional appropriations is probable and has reflected that amount as a receivable in the financial statements. The company will recognize recovery of the government’s share of future remediation costs for the West Chicago sites as it incurs the cash expenditures.

Ambrosia Lake, New Mexico

From the late 1950s until 1988, the company operated a uranium mining and milling operation at Ambrosia Lake near Grants, New Mexico, pursuant to a license issued by the Atomic Energy Commission (the “AEC”), now the Nuclear Regulatory Commission (the “NRC”). When the operation was sold, the company retained responsibility for certain environmental conditions existing at the site, including mill tailings, selected ponds and groundwater contamination related to the mill tailings and unlined ponds. Since 1989, the unaffiliated current owner of the site, Rio Algom Mining LLC (“Rio Algom”), has been decommissioning the site pursuant to the license issued by the NRC. Mill tailings, certain impacted surface soils and selected pond sediments have been consolidated in an onsite containment unit. Under terms of the sales agreement, which included provisions capping the liability of Rio Algom, the company became obligated to solely fund the remediation for the items described above when total expenditures exceeded $30 million, which occurred in late 2000. A decommissioning plan for the remaining impacted soil was submitted by Rio Algom to the NRC in January 2005 and was approved in July 2006. The soil decommissioning plan will take about one to two years to complete. The NRC is continuing to evaluate the current design for erosion control. The state of New Mexico has recently raised issues about certain non-radiological constituents in the groundwater at the site. Groundwater treatment was discontinued after approval by the NRC in February 2006. Discussions regarding these issues are ongoing, and resolution could affect remediation costs and/or delay ultimate site closure.

In addition to those remediation activities described above for which reserves have been established, as described below, Rio Algom is investigating soil contamination potentially caused by past discharge of mine water from the site, for which no reserve has been established.

Financial Reserves — As of June 30, 2007, the company had reserves of $6.8 million for the costs of the remediation activities described above, including groundwater remediation. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Litigation — On January 18, 2006, Rio Algom filed suit against Tronox Worldwide LLC in the U.S. District Court for the District of New Mexico. The suit seeks a determination regarding responsibility for certain labor-related and environmental remediation costs. Though Rio Algom seeks no specific amount in its complaint, it has asserted that future groundwater remediation costs for which it believes Tronox Worldwide LLC has responsibility could be as much as $128 million. Tronox Worldwide LLC believes these costs are hypothetical and unsupportable. The case is currently in the discovery phase. On December 14, 2006, the parties participated in a court-ordered settlement conference. The parties did not reach a settlement at the conference. No trial date has been set. The company has not provided a reserve for this lawsuit beyond the above-mentioned remediation reserve because at this time the probability of a loss and the amount of loss, if any, cannot be reasonably estimated.

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial Reserves — As of June 30, 2007, the company had reserves of $10.3 million for the costs of the remediation activities, including those currently under evaluation by the NRC and the ODEQ, described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

New Jersey Wood-Treatment Site

Tronox LLC was named in 1999 as a PRP under CERCLA at a former wood-treatment site in New Jersey at which the EPA is conducting a cleanup. On April 15, 2005, Tronox LLC received a letter from the EPA asserting it is liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by the EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest, though the EPA has informed Tronox LLC that as of December 5, 2006, project costs are approximately $244 million, plus other future costs and interest and would consider resolving the matter for $239 million. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor in the 1960s. The predecessor also did not operate the site, which had been closed before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed any liabilities for the site. In addition, although it appears there may be other PRPs to whom notice has been given, the company does not know whether the other PRPs have any valid defenses to liability for the site or whether the other PRPs have the financial resources necessary to meet their obligations, if proven. Tronox LLC and the EPA have submitted the matter to nonbinding mediation that could lead to a settlement or resolution of the EPA’s demand. In the event the mediation process does not lead to an acceptable solution, Tronox LLC intends to vigorously defend against the EPA’s demand.

On June 25, 2007, the New Jersey Department of Environmental Protection and the New Jersey Spill Compensation Fund sued Tronox LLC and unnamed others in Superior Court, Law Division, Somerset County, New Jersey. The plaintiffs allege defendants are responsible for releases from the Federal Creosote Superfund Site that damage the state’s groundwater and seek natural resource damages, costs and other appropriate relief.

Financial Reserves — As of June 30, 2007, the company had reserves of $35.0 million for the costs of settling the claim for the remediation activities described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. The company has not provided a reserve for the New Jersey lawsuit because at this time neither the probability of a loss nor the amount thereof can be reasonably estimated.

MSA Reimbursement — As of June 30, 2007, the company had a receivable of $17.5 million representing 50% of the settlement amount that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable. The receivable has been reflected in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

Sauget, Illinois

From 1927 to 1969, Tronox LLC operated a wood-treatment plant on a 60-acre site in the Village of Sauget (formerly known as Monsanto) in St. Clair County, Illinois. Operations on the property resulted in the contamination of soil sediment, surface water and groundwater at the site with creosote and other substances used in wood treating. In 1988, Tronox LLC entered into a court-approved consent order with the Illinois Attorney General and Illinois Environmental Protection Agency. The investigation and feasibility study for sediments required by the

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

order are complete. Pond sediment removal was completed in 2007, with final pond closure and groundwater investigation expected to be completed in 2008.

Financial Reserves — As of June 30, 2007, the company had reserves of approximately $6.2 million for the remediation activities related to contaminated soils and sediments and pond closure. Additional groundwater characterization will occur upon completion of the soils and sediments removal. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

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

Financial Reserves — As of June 30, 2007, the company had reserves of approximately $3.7 million for the remediation activities described above, including the remedial measures recommended in the feasibility study currently under review. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

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

Financial Reserves — As of June 30, 2007, the company had reserves of $10.1 million for the costs of the ongoing remediation and decommissioning work described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Jacksonville, Florida

In 1970, Tronox LLC purchased a facility in Jacksonville, Florida, that manufactured and processed fertilizers, pesticides and herbicides. Tronox LLC closed the facility in 1978. In 1988, all structures were removed, and Tronox LLC began site characterization studies. In 2000, Tronox LLC entered into a consent order with the EPA to conduct a remedial investigation and a feasibility study. The remedial investigation was completed and submitted to the EPA in August 2005. A feasibility study was submitted to the EPA in October 2006. The study recommended site soil

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remediation and excavation, site capping and limited groundwater remediation. The EPA has requested additional sediment data be collected to support the site recommendation. A work plan is currently being prepared to respond to the EPA’s request.

Financial Reserves — As of June 30, 2007, the company had reserves of $5.2 million to conduct the clean-up and remediation activities recommended in the feasibility study submitted to the EPA. Although actual costs may differ from the current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Columbus, Mississippi

The Columbus, Mississippi, wood-treating plant ceased operation in July 2003. At that time, the process facilities were decommissioned, although groundwater remediation continues. In 2006, the City of Columbus started a drainage improvement program in nearby Probst Park. During excavation of the drainage ditch, certain amounts of creosote-like materials were discovered by the City of Columbus, Mississippi, and disposed of by the company. The City of Columbus’ drainage project continues in 2007 and additional contaminated soil has been identified, which the company expects to remediate.

Financial Reserves — As of June 30, 2007, the company had reserves of $3.0 million related to conducting groundwater treatment and disposal of contaminated soils. Although actual costs may differ from the current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Other Sites

In addition to the sites described above, the company is responsible for environmental costs related to certain other sites. These sites relate primarily to wood treating, chemical production, landfills, mining, and oil and gas refining, distribution and marketing. As of June 30, 2007, the company had reserves of $35.5 million for the environmental costs in connection with these other sites. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. One such site is a mining site in South Dakota, which the company refers to as Riley Pass, which has a reserve of $1.3 million at June 30, 2007, as a result of a consent order requiring a predesign and vegetation study. Once the study is complete, additional costs may be required to remediate adjacent areas within the site, but such costs cannot be reasonably estimated at this time.

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

With respect to any site for which the company has established a reserve as of the effective date of the MSA, 50% of the remediation costs the company incurs in excess of the reserve amount (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. With respect to any site for which the company has not established a reserve as of the effective date of the MSA, 50% of the amount of the remediation costs the company incurs and pays (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. At June 30, 2007, the company had a receivable of $18.0 million, primarily representing 50% of the settlement offer the company made related to the New Jersey wood-treatment site as described above that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Forest Products Litigation

The company is defending a number of lawsuits related to three former wood-treatment plants in Columbus, Mississippi; Avoca, Pennsylvania; and Texarkana, Texas. All of these lawsuits seek recoveries under a variety of common law and statutory legal theories for personal injuries and/or property damages allegedly caused by exposure to and/or release of chemicals used in the wood-treatment process, primarily creosote. The company currently believes that claims asserted in these lawsuits are without substantial merit and is vigorously defending them.

At Columbus, Mississippi, the consolidated federal case has been set for the initial trial of two plaintiffs in November 2007.

At Avoca, Pennsylvania, 35 state court lawsuits were filed in 2005 by over 4,000 plaintiffs. The plaintiffs have classified their claims into various alleged disease categories. In September 2005, the judge ordered that discovery and the first trial will focus on plaintiffs who allege pre-cancerous skin lesions. The first trial was scheduled for August 2007, but in May 2007 the parties agreed on arbitration as an alternative to this litigation. The judge approved arbitration and placed the lawsuits on an inactive docket. The first arbitration hearing is set for October 2007.

At Texarkana, Texas, the five plaintiffs in the May vs. Tronox case concluded settlement negotiations with the insurer for Tronox LLC in April 2007, with the case being dismissed in June 2007. Similarly, in a separate case (the Avance case), plaintiffs reached settlements with the insurer in July and dismissals are expected to follow soon.

Financial Reserves — As of June 30, 2007, the company had reserves of $11.0 million related to certain forest products litigation. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time. The company currently believes that the ultimate resolution of this forest products litigation is not likely to have a material adverse effect on the company.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Savannah Plant

On September 8, 2003, the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”) issued a unilateral Administrative Order to our subsidiary, Tronox Pigments (Savannah) Inc., claiming that the Savannah plant exceeded emission allowances provided for in the facility’s Title V air permit. On September 19, 2005, the EPD rescinded the Administrative Order and filed a Withdrawal of Petition for Hearing on Civil Penalties. Accordingly, the proceeding on administrative penalties has been dismissed, without prejudice. After dismissal of the Administrative Order, representatives of the EPD, the EPA and Tronox continued with their discussions regarding a resolution of the alleged violations, with the EPA taking the lead role in these discussions. On December 6, 2006, the EPA informed Tronox Pigments (Savannah) Inc. that it had submitted a civil referral to the U.S. Department of Justice (the “DOJ”) with respect to the air quality bypass issue and for matters stemming from the EPA led Resource Conservation and Recovery Act (“RCRA”) Compliance Evaluation Inspection (“CEI”) that occurred in January 2006. Prior to the filing of any formal action, the DOJ has agreed to a series of settlement negotiations to determine if the matter can be resolved. After discussions with the EPA and the DOJ, Tronox Pigments (Savannah) Inc. tendered an offer of settlement and compromise to the government to settle all outstanding issues in the amount of $600,000 as a penalty to be paid over an eight month period and approximately $2.4 million in “Supplemental Environmental Projects.” The EPA is evaluating terms of the proposed settlement.

Financial Reserves — As of June 30, 2007, the company had reserves of $0.6 million related to Savannah plant emission litigation. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time.

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

At June 30, 2007, the company had outstanding letters of credit in the amount of $68.1 million. These letters of credit have been granted by financial institutions to support our environmental clean-up costs and miscellaneous operational and severance requirements in international locations.

The company has entered into certain agreements that require it to indemnify third parties for losses related to environmental matters, litigation and other claims. No material obligations are presently known and, thus, no reserve has been recorded in connection with such indemnification agreements.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Reporting by Business Segment and Geographic Locations

The company has one reportable segment representing the company’s pigment business. The pigment segment primarily produces and markets TiO2 and has production facilities in the United States, Australia, Germany and The Netherlands. The pigment segment also includes heavy minerals production operated through our joint venture. The heavy minerals production is integrated with our Australian pigment plant, but also has third-party sales of minerals not utilized by the company’s pigment operations. Electrolytic and other chemical products (which does not constitute a reportable segment) represents the company’s other operations which are comprised of electrolytic manufacturing and marketing operations, all of which are located in the United States. Segment performance is evaluated based on segment operating profit (loss), which represents results of segment operations before considering general expenses and environmental provisions related to sites no longer in operation; interest and debt expense; other income, net and income tax provision.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)

Net sales
Pigment	$340.2	$352.0	$655.6	$663.6
Electrolytic and other chemical products	26.3	23.9	50.0	51.1

Total net sales	$366.5	$375.9	$705.6	$714.7

Operating profit (loss)
Pigment	$3.7	$10.2	$11.0	$35.9
Electrolytic and other chemical products(1)	(0.8)	1.3	(1.6)	23.1

	2.9	11.5	9.4	59.0
Corporate and nonoperating sites	(4.4)	(6.0)	(8.9)	(8.5)

Total operating profit (loss)	(1.5)	5.5	0.5	50.5
Interest and debt expense	(12.4)	(12.3)	(24.7)	(24.3)
Other income, net(2)	0.7	5.3	2.4	9.7
Income tax provision	(6.8)	(4.2)	(7.2)	(18.0)

Income (loss) from continuing operations	$(20.0)	$(5.7)	$(29.0)	$17.9

(1)	The six months ended June 30, 2006, includes $20.5 million of reimbursements related to ammonium perchlorate at the company’s Henderson facility.

(2)	The three months ended June 30, 2007 and 2006, includes net earnings of equity method investees of $1.3 million and $4.7 million, respectively. The six months ended June 30, 2007 and 2006, includes net earnings of equity method investees of $2.0 million and $4.7 million, respectively.

15.	Related Party Transactions

Tronox conducted transactions with Exxaro Australia Sands Pty Ltd (“Exxaro”), the company’s 50% partner in the Tiwest Joint Venture. The company purchased raw materials used in its production of TiO2 and also purchased Exxaro’s share of TiO2 produced by the Tiwest Joint Venture. The company also provided administrative services and product research and development activities which were reimbursed by Exxaro. The company made total net payments of $54.5 million and $63.3 million during the six months ended June 30, 2007 and 2006, respectively, for these activities and had a net payable to Exxaro totaling $39.2 million at June 30, 2007. Additionally, the company owes Exxaro $10.1 million for the outstanding note payable and accrued interest related to the mining tenements acquired in July 2006.

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

Overview

Tronox Incorporated (“Tronox” or the “company”), a Delaware Corporation, was formed on May 17, 2005, in preparation for the contribution and transfer by Kerr-McGee Corporation (“Kerr-McGee”) of certain entities, including those comprising substantially all of its chemical business (the “Contribution”). We have one reportable segment representing the company’s pigment business. The pigment segment primarily produces and markets titanium dioxide pigment (“TiO2”) and has production facilities in the United States, Australia, Germany and The Netherlands. The pigment segment also includes heavy minerals production operated through our joint venture (“Tiwest”). The heavy minerals production is integrated with our Australian pigment plant, but also has third-party sales of minerals not utilized by our pigment operations. Electrolytic and other chemical products (which does not constitute a reportable segment) represents the company’s other operations which are comprised of electrolytic manufacturing and marketing operations, all of which are located in the United States. We have in the past operated or held businesses or properties, or currently hold properties, that do not relate to the current chemical business.

The Contribution was completed in November 2005, along with the recapitalization of the company, whereby common stock held by Kerr-McGee converted into approximately 22.9 million shares of Class B common stock. An initial public offering (“IPO”) of Class A common stock was completed on November 28, 2005. Prior to the IPO, Tronox was a wholly owned subsidiary of Kerr-McGee. Pursuant to the terms of the Master Separation Agreement dated November 28, 2005, among Kerr-McGee, Kerr-McGee Worldwide Corporation and Tronox (the “MSA”), the net proceeds from the IPO of $224.7 million were distributed to Kerr-McGee.

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

General Factors Affecting the Results of Operations

The slow down in North America’s housing industry continued throughout the second quarter and has negatively impacted titanium dioxide demand during the three and six-month periods ended June 30, 2007.

Our titanium dioxide plant in Botlek, Netherlands, experienced production difficulties during the second quarter. Necessary repairs were completed in June and production at the plant returned to normal levels in July. The production difficulties resulted in charges of approximately $3.0 million during the second quarter.

During the second quarter of 2007, we recorded a $1.5 million provision (net of $1.2 million of expected reimbursements) for the second phase of environmental site investigation work at our Henderson, Nevada, facility.

In February 2007, we announced a global TiO2 production strategy that focuses on capturing opportunities presented by our chloride technology expertise, strong customer base and the rapid growth of the Asia-Pacific market. Consistent with this strategy, we also made the following announcements:

•	The company, along with its 50% joint venture partner, a subsidiary of Exxaro Resources Limited, has begun the process to increase annual production capacity at the Tiwest TiO2 plant in Kwinana, Western Australia.

•	The company is exploring opportunities to optimize the value of its sulfate TiO2 process plant located in Uerdingen, Germany, including a possible divestiture of the facility. We believe it is important to fully evaluate the options to ensure that we maximize value for the company’s shareholders and will complete this process as quickly as possible.

Asset Impairment.  We have been working on the development of a raw materials feed project to improve efficiencies and reduce costs at our Savannah, Georgia, pigment facility. The initial trials of the project indicated that modifications would be required to achieve a satisfactory economic benefit. During 2006, additional studies were performed to determine the technical requirements needed to achieve operations and the additional cost to complete the project. We are planning a trial to evaluate the effectiveness of the project. The trial will be scheduled when permitting and installation issues are confirmed, which are expected to occur by year end. If it is determined that this is not a viable project, the assets will be written down approximately $4.0 million to their net realizable value.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Total net sales were $366.5 million during the three months ended June 30, 2007, a decrease of 2.5% from the 2006 period. The following table presents net sales for the periods indicated:

	Three Months Ended June 30,
	2007	2006	$ Change
	(In millions)

Net sales
Pigment	$340.2	$352.0	$(11.8)
Electrolytic and other chemical products	26.3	23.9	2.4

Total	$366.5	$375.9	$(9.4)

Pigment segment net sales decreased $11.8 million, or 3.4%, to $340.2 million during the three months ended June 30, 2007, from $352.0 million during the three months ended June 30, 2006. The decrease was primarily due to lower prices and volumes resulting primarily from the slowdown in North America’s housing industry. Changes in the Euro exchange rate partially offset the lower prices. While the foreign exchange impact was an increase to sales of approximately $7.0 million, lower prices and volumes resulted in a decrease to sales of approximately $18.8 million.

Electrolytic and other chemical products businesses net sales increased $2.4 million, or 10.0%, to $26.3 million during the three months ended June 30, 2007, from $23.9 million during the three months ended June 30, 2006. Sales increased $3.5 million due to higher sales volumes of manganese dioxide and sodium chlorate.

Gross margin decreased $3.8 million, or 11.4%, to $29.4 million during the three months ended June 30, 2007, from $33.2 million during the three months ended June 30, 2006. Gross margin percentage decreased to 8.0% during the three months ended June 30, 2007, from 8.8% during the three months ended June 30, 2006, primarily due to lower pricing, higher shipping and handling costs and changes in foreign exchange rates. Lower pricing was primarily attributable to the slowdown in the North America housing industry. Production costs during the quarter were better than in the same period last year primarily due to improved operating conditions in our mining operations and lower input costs and better capacity utilization in the TiO2 operations than in the prior year. While pricing, volumes and shipping and handling costs accounted for a $12.2 million decrease in gross margin, improved costs provided an offset of $10.1 million. The net foreign exchange impact reduced gross margin by $1.7 million.

Selling, general and administrative expenses increased $1.7 million, or 6.1%, to $29.4 million during the three months ended June 30, 2007, from $27.7 million during the three months ended June 30, 2006. The increase was mainly due to the prior-year reversal of variable compensation related costs and the effects of foreign exchange of approximately $4.2 million, partially offset by decreases in outside consulting, travel and other expenses of approximately $2.5 million.

Total operating loss for the three months ended June 30, 2007, was $1.5 million, a decrease of $7.0 million from the 2006 period. The following table presents operating profit (loss), with a reconciliation to consolidated loss from continuing operations before income taxes, for the periods indicated:

	Three Months Ended June 30,
	2007	2006	$ Change
	(In millions)

Operating profit (loss)
Pigment	$3.7	$10.2	$(6.5)
Electrolytic and other chemical products	(0.8)	1.3	(2.1)

Subtotal	2.9	11.5	(8.6)
Corporate and nonoperating sites	(4.4)	(6.0)	1.6

Total operating profit (loss)	(1.5)	5.5	(7.0)
Interest and debt expense	(12.4)	(12.3)	(0.1)
Other income, net	0.7	5.3	(4.6)

Loss from continuing operations before income taxes	$(13.2)	$(1.5)	$(11.7)

Pigment segment operating profit decreased $6.5 million, or 63.7%, to $3.7 million during the three months ended June 30, 2007, from $10.2 million during the three months ended June 30, 2006. The decrease was mainly due to lower selling prices of approximately $10.3 million, higher selling, general and administrative expenses of approximately $2.6 million and approximately $5.0 million for foreign exchange changes and shipping and handling costs, partially offset by lower production costs of approximately $11.2 million.

Electrolytic and other chemical products businesses operating profit decreased $2.1 million to a loss of $0.8 million during the three months ended June 30, 2007, from profit of $1.3 million during the three months ended June 30, 2006. During the second quarter of 2007, we recorded a $1.5 million provision (net of $1.2 million increased receivable for reimbursement) for an environmental assessment at our Henderson, Nevada, facility. In addition, higher manufacturing, shipping and handling costs and higher selling, general and administrative expenses reduced operating profit. Higher manufacturing costs were primarily related to lower capacity utilization to control inventories while also ramping up production of a new product line.

Interest and debt expense increased $0.1 million to $12.4 million during the three months ended June 30, 2007, from $12.3 million during the three months ended June 30, 2006.

Other income decreased $4.6 million to $0.7 million during the three months ended June 30, 2007, from $5.3 million during the three months ended June 30, 2006. The change was mainly due to foreign exchange losses in 2007 compared to gains in 2006 and lower income from equity affiliates partially offset by a provision for litigation settlements recorded in 2006.

We recorded a tax charge of $4.0 million in the second quarter of 2007 due to additional discussions with German tax authorities pertaining to the company’s ongoing income tax audit for the years 1998 through 2001. Additionally, we recorded tax expense on loss from continuing operations as a result of losses in jurisdictions with statutory tax rates generally lower than those jurisdictions where the company had income and due to interest on uncertain tax positions.

Loss from discontinued operations decreased $7.5 million, or 86.2%, to $1.2 million during the three months ended June 30, 2007, from $8.7 million during the three months ended June 30, 2006. The change was primarily attributable to provisions required in 2006 related to additional environmental costs for the former West Chicago site due primarily to a cost increase implemented by the licensed disposal facility used in remediation efforts.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Total net sales were $705.6 million during the six months ended June 30, 2007, a decrease of 1.3% from the 2006 period. The following table presents net sales for the periods indicated:

	Six Months Ended June 30,
	2007	2006	$ Change
	(In millions)

Net sales
Pigment	$655.6	$663.6	$(8.0)
Electrolytic and other chemical products	50.0	51.1	(1.1)

Total	$705.6	$714.7	$(9.1)

Pigment segment net sales decreased $8.0 million, or 1.2%, to $655.6 million during the six months ended June 30, 2007, from $663.6 million during the six months ended June 30, 2006. The decrease was primarily due to lower selling prices and volumes driven by the slowdown in North America’s housing industry. The lower pricing and volumes were offset in part by foreign exchange rate changes. While the foreign exchange impact was an increase to sales of approximately $17.0 million, lower prices and volumes resulted in a decrease to sales of approximately $25.0 million.

Electrolytic and other chemical products businesses net sales decreased $1.1 million, or 2.1%, to $50.0 million during the six months ended June 30, 2007, from $51.1 million during the six months ended June 30, 2006. Sales decreased $5.1 million due to lower sales volumes and prices of manganese dioxide, boron specialties and lithium manganese oxide. This decrease was partially offset by increased pricing and volumes of sodium chlorate.

Gross margin decreased $28.8 million, or 30.0%, to $67.2 million during the six months ended June 30, 2007, from $96.0 million during the six months ended June 30, 2006. Gross margin percentage decreased to 9.5% during the six months ended June 30, 2007, from 13.4% during the six months ended June 30, 2006. Lower prices and volumes of approximately $16.7 million, higher shipping and handling costs of approximately $4.0 million and higher manufacturing costs of approximately $6.3 million contributed to the decline in gross margin. Higher manufacturing costs were a result of decreased production in the first quarter to manage inventories. Decreased production resulted in increased fixed costs per tonne sold and, coupled with increased input costs, resulted in lower gross margins. The net foreign exchange impact reduced gross margin by approximately $1.7 million.

Selling, general and administrative expenses decreased $1.0 million, or 1.5%, to $65.0 million during the six months ended June 30, 2007, from $66.0 million during the six months ended June 30, 2006. The decrease was mainly due to separation related costs in 2006 of approximately $1.9 million and lower utilization of professional services coupled with cost savings initiatives of approximately $2.3 million. These were offset by higher compensation cost, which includes the prior-year reversal of variable compensation, of approximately $1.8 million and the effects of foreign exchange of approximately $1.5 million.

Total operating profit was $0.5 million for the six months ended June 30, 2007, a decrease of $50.0 million from the 2006 period. The following table presents operating profit (loss), with a reconciliation to consolidated income (loss) from continuing operations before income taxes, for the periods indicated:

	Six Months Ended June 30,
	2007	2006	$ Change
	(In millions)

Operating profit (loss)
Pigment	$11.0	$35.9	$(24.9)
Electrolytic and other chemical products	(1.6)	23.1	(24.7)

Subtotal	9.4	59.0	(49.6)
Corporate and nonoperating sites	(8.9)	(8.5)	(0.4)

Total operating profit	0.5	50.5	(50.0)
Interest and debt expense	(24.7)	(24.3)	(0.4)
Other income, net	2.4	9.7	(7.3)

Income (loss) from continuing operations before income taxes	$(21.8)	$35.9	$(57.7)

Pigment segment operating profit decreased $24.9 million, or 69.4%, to $11.0 million during the six months ended June 30, 2007, from $35.9 million during the six months ended June 30, 2006. The decrease was mainly due to lower selling prices of approximately $16.8 million, increased shipping and handling costs of approximately $4.0 million, increased production costs of approximately $3.3 million, and foreign exchange changes of approximately $3.2 million, partially offset by a decrease in selling, general and administrative expenses of approximately $2.5 million.

Electrolytic and other chemical products businesses operating profit decreased $24.7 million, to a loss of $1.6 million during the six months ended June 30, 2007, from profit of $23.1 million during the six months ended June 30, 2006. The income recognized in 2006 consisted mainly of a $20.5 million reimbursement settlement of our claim against the U.S. for contribution of past costs for ammonium perchlorate remediation at the Henderson, Nevada, facility. Additionally, increased manufacturing costs contributed to the reduced operating profit in the current period. Higher manufacturing costs were primarily related to higher feedstock, maintenance and energy costs as well as lower capacity utilization to control inventories.

Interest and debt expense increased $0.4 million, or 1.6% percent, to $24.7 million during the six months ended June 30, 2007, from $24.3 million during the six months ended June 30, 2006. The increase was primarily due to interest associated with the note payable entered into in connection with the purchase of mining tenements and related mining assets in Australia in July 2006.

Other income decreased $7.3 million to $2.4 million during the six months ended June 30, 2007, from $9.7 million during the six months ended June 30, 2006. The change was mainly due to foreign exchange losses in 2007 compared to gains in 2006 and lower income from equity affiliates, partially offset by a provision for litigation settlements recorded in 2006.

We recorded a tax charge of $4.0 million during the six months ended June 30, 2007, due to additional discussions with German tax authorities pertaining to the company’s ongoing income tax audit for the years 1998 through 2001. Additionally, we recorded tax expense on loss from continuing operations as a result of losses in jurisdictions with statutory tax rates generally lower than those jurisdictions where the company had income and due to interest on uncertain tax positions.

Loss from discontinued operations decreased $10.1 million, or 86.3%, to $1.6 million during the six months ended June 30, 2007, from $11.7 million during the six months ended June 30, 2006. Both periods include losses related to legal and environmental costs associated with our former forest products operations. The change was primarily attributable to provisions required in 2006, related to additional environmental costs for the former West Chicago site due primarily to a cost increase implemented by the licensed disposal facility used in remediation efforts.

Financial Condition and Liquidity

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

We have an interest in The LandWell Company LP (“LandWell”), a limited partnership formed to market or develop land in the Henderson, Nevada, area. LandWell has commenced negotiations with a number of parties who have interest in the development of either part or all of approximately 2,200 contiguous acres of its land in Henderson for eventual use as a new, mixed-use master planned community. However, we do not currently anticipate any cash flows associated with this in 2007. LandWell continues to pursue zoning approval for the development plan, with the City of Henderson currently scheduled to approve zoning in mid-September 2007. This large parcel, in addition to other parcels available for sale by LandWell or under contract, is in the vicinity of our Henderson facility. Cash flows resulting from the sale of the 2,200 contiguous acres of land in the Henderson, Nevada, area must be used to pay down outstanding debt under our senior secured credit facility.

We are making progress in negotiations with interested parties for the sale of parcels of land which are 100% Tronox owned. In June, we executed agreements or letters of intent involving certain parcels of 100% Tronox owned land in the Henderson, Nevada, area.

Of cash and cash equivalents at June 30, 2007, $26.0 million was held in the U.S. and $13.7 million was held in other countries.

Cash Flows from Operating Activities.  Net cash flows from operating activities during the six months ended June 30, 2007, were a source of $14.1 million compared to a source of $13.4 million during the six months ended June 30, 2006. The decreased income for the 2007 period was offset by changes in assets and liabilities.

Cash Flows from Investing Activities.  Net cash used in investing activities during the six months ended June 30, 2007, was $33.8 million compared to $42.8 million during the six months ended June 30, 2006.

Capital expenditures in the 2007 period were $33.8 million. Significant projects in 2007 include upgrading the oxidation line and waste treatment facility at the Botlek, Netherlands, facility and process improvement projects at the Hamilton, Mississippi; Henderson, Nevada; Savannah, Georgia; and Uerdingen, Germany, facilities.

Capital expenditures in the 2006 period were $43.3 million. Significant projects during the 2006 period included changes to convert waste to a saleable product and reduce raw material costs at the Uerdingen, Germany, facility, upgrading the oxidation line at the Botlek, Netherlands, facility and process improvements at the Hamilton, Mississippi, facility for the purpose of producing a new grade of pigment for use in architectural paints.

Capital expenditures in 2007 are expected to be in the range of $75 to $80 million, which includes capital for the planned expansion at our Kwinana, Western Australia, pigment plant.

Cash Flows from Financing Activities.  Net cash used in financing activities was $15.0 million and $5.4 million during the six months ended June 30, 2007 and 2006, respectively. Cash used in 2007 included $12.0 million in long-term debt payments, $4.1 million in dividend payments and costs of $0.3 million to modify debt. These were partially offset by proceeds from stock option exercises of $1.4 million. The cash used in 2006 consisted of repayment of $1.0 million of long-term debt and costs of $2.4 million to complete the issuance of debt in addition to $2.0 million in dividend payments.

Credit Agreement.  In November 2005, our wholly owned subsidiary, Tronox Worldwide LLC, entered into a senior secured credit facility. This facility consists of a $200 million six-year term loan facility and a five-year multicurrency revolving credit facility of $250 million.

Interest on amounts borrowed under the senior secured credit facility is payable, at our election, at a base rate or a LIBOR rate, in each case as defined in the agreement. The current margin applicable to LIBOR borrowings is 125 basis points and may range between 100 to 200 basis points depending on our credit rating.

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

We were in compliance with our financial covenants at June 30, 2007. However, there can be no assurance that we will be in compliance with such covenants in the future. Future compliance with the covenants may be adversely affected by various economic, financial and industry factors. Noncompliance with the covenants would constitute an event of default under the credit agreement, allowing the lenders to accelerate repayment of any outstanding borrowings and/or to terminate their commitments to the credit facility. In the event of any future noncompliance with any covenants, we would seek to negotiate amendments to the applicable covenants or to obtain waivers from our lenders.

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

Note Payable due July 2014.  In July 2006, Tronox Western Australia Pty Ltd, our wholly owned subsidiary, completed the purchase of a 50% undivided interest in additional mining tenements and related mining assets. We acquired the mine tenements by entering into an eight-year note payable agreement. As a result, we had additional debt totaling $8.8 million as of December 31, 2006. Revaluation of this Australian dollar denominated debt resulted in a balance of $9.5 million at June 30, 2007.

Off-Balance Sheet Arrangements

We have entered into agreements that require us to indemnify third parties for losses related to environmental matters, litigation and other claims. We have recorded no material obligations in connection with such indemnification obligations as none are currently evaluated as probable of loss. In addition, pursuant to the MSA, we will be required to indemnify Kerr-McGee for all costs and expenses incurred by it arising out of or due to our environmental and other liabilities other than such costs and expenses reimbursable by Kerr-McGee pursuant to the MSA. At June 30, 2007, we had outstanding letters of credit in the amount of $68.1 million, of which $67.3 million was issued under our credit agreement, resulting in unused capacity under the revolving credit facility of $182.7 million. These letters of credit have been granted to us by financial institutions to support our environmental clean-up costs and miscellaneous operational and severance requirements in international locations.

Outlook

With increasing demand and limited capacity expansion in the industry, we continue to project a positive long-term outlook for the global titanium dioxide industry. We estimate global demand growth in 2007 will be in the range of 2.8% to 3.2%. Demand remains strong in the Asia-Pacific and European regions, while North American demand continues to be impacted by the weak housing market.

We continue to work with multiple parties as we pursue strategic options for monetizing our only sulfate process TiO2 plant, which is located in Uerdingen, Germany. We believe it is important to fully evaluate the options to ensure that we maximize the value for the company’s shareholders and will complete this process as quickly as possible.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN 48”). FIN 48 was effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 clarifies the application of SFAS 109 by defining criteria that an uncertain tax position must meet in order to be recognized in an enterprise’s financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance required application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The results for prior periods have not been restated. As a result of the adoption of FIN 48, we recognized a $9.3 million charge to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax benefits at January 1, 2007 was $60.7 million.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are reviewing SFAS No. 157 to determine the impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. We are currently assessing whether or not we will choose to implement the provisions of SFAS No. 159 and what the financial statement impact would be, if any. If we choose to implement SFAS No. 159, the effective date would be January 1, 2008.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks, including credit risk, from fluctuations in both foreign currency exchange rates and natural gas prices. To reduce the impact of these risks and to increase the predictability of cash flows, from time to time, we enter into derivative contracts. These derivatives include forward contracts to buy and sell foreign currencies that have not been designated as cash flow hedges. Changes in the fair value of the foreign currency contracts are reflected in other income on the condensed consolidated statement of operations.

The following table presents the notional amounts at the contract exchange rates and the weighted-average contractual exchange rates for contracts to purchase (sell) foreign currencies outstanding at June 30, 2007. All amounts are U.S. dollar equivalents. The estimated fair value of our foreign currency forward contracts is based on the forward exchange rates quoted by financial institutions at the quarter.

		Weighted-
	Notional	Average
	Amount	Contract Rate
	(In millions)

Maturing in 2007 —
Euro	$(14.3)	1.3180
Australian dollar	3.9	.7794

We also enter into derivative instruments that generally fix the commodity prices to be paid for a portion of our forecasted natural gas purchases. These commodity contracts have been designated and qualified as cash flow hedges.

The following table presents the forecasted percentage hedged and the weighted average price per MMBtu for contracts outstanding at June 30, 2007, to purchase natural gas for our U.S. operations.

	U.S. Natural Gas Purchases
		Average
		Contract Price
	% Hedged	$/MMBtu

Q3, 2007	91%	$6.94
Q4, 2007	70%	$7.72

Item 4.	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed by the company is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective.

b) Changes in Internal Control over Financial Reporting

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Savannah Plant

On September 8, 2003, the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”) issued a unilateral Administrative Order to our subsidiary, Tronox Pigments (Savannah) Inc., claiming that the Savannah plant exceeded emission allowances provided for in the facility’s Title V air permit. On September 19, 2005, the EPD rescinded the Administrative Order and filed a Withdrawal of Petition for Hearing on Civil Penalties. Accordingly, the proceeding on administrative penalties has been dismissed, without prejudice. After dismissal of the Administrative Order, representatives of the EPD, the U.S. Environmental Protection Agency (the “EPA”) and Tronox continued with their discussions regarding a resolution of the alleged violations, with the EPA taking the lead role in these discussions. On December 6, 2006, the EPA informed Tronox Pigments (Savannah) Inc. that it had submitted a civil referral to the U.S. Department of Justice (the “DOJ”) with respect to the air quality bypass issue and for matters stemming from the EPA led Resource Conservation and Recovery Act (“RCRA”) Compliance Evaluation Inspection (“CEI”) that occurred in January 2006. Prior to the filing of any formal action, the DOJ has agreed to a series of settlement negotiations to determine if the matter can be resolved. After discussions with the EPA and the DOJ, the company tendered an offer of settlement and compromise to the government on June 22, 2007, to settle all outstanding issues in the amount of $600,000 as a cash penalty payable over an eight-month period and approximately $2.4 million in supplemental environmental projects. The EPA is evaluating the terms of the proposed settlement.

Forest Products

The company is defending a number of lawsuits related to three former wood-treatment plants in Columbus, Mississippi; Avoca, Pennsylvania; and Texarkana, Texas. All these lawsuits seek recoveries under a variety of common law and statutory legal theories for personal injuries and/or property damages allegedly caused by exposure to and/or release of chemicals used in the wood-treatment process, primarily creosote. The company believes that claims asserted in these lawsuits are without substantial merit and is vigorously defending them.

At Columbus, Mississippi, the consolidated federal case has been set for initial trial of two plaintiffs in November 2007.

At Avoca, Pennsylvania, 35 state court lawsuits were filed in 2005 by over 4,000 plaintiffs. The plaintiffs have classified their claims into various alleged disease categories. In September 2005, the judge ordered that discovery and the first trial will focus on plaintiffs who allege precancerous skin lesions. The first trial was scheduled for August 2007, but in May 2007 the parties agreed on arbitration as an alternative to this litigation. The trial judge approved arbitration and placed the lawsuits on an inactive docket. The first arbitration hearing is set for October 2007.

At Texarkana, Texas, the five plaintiffs in May vs. Tronox concluded settlement negotiations with the insurer for Tronox in April 2007, and the case was dismissed in June 2007. Similarly, in a separate case (the Avance case), plaintiffs reached settlements with the insurer in July and dismissals are expected to follow soon.

On June 25, 2007, the New Jersey Department of Environmental Protection and the New Jersey Spill Compensation Fund sued Tronox LLC and unnamed others in Superior Court, Law Division, Somerset County, New Jersey. The plaintiffs allege defendants are responsible for releases from the Federal Creosote Superfund Site that damaged the state’s groundwater and seek natural resource damages and other appropriate relief.

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

The 2007 annual meeting of stockholders was held on May 8, 2007. The following matters were voted upon at the 2007 annual meeting:

(1) The stockholders voted in favor of electing Thomas W. Adams as director. There were 124,719,637 votes for the proposal; 3,999,990 votes against the proposal; and 56,340 abstentions.

(2) The stockholders voted in favor of electing Peter D. Kinnear as director. There were 125,013,625 votes for the proposal; 3,701,042 votes against the proposal; and 61,300 abstentions.

(3) The stockholders ratified the appointment of Ernst & Young LLP as the company’s independent auditors for 2007. There were 125,372,532 votes for the proposal; 201,306 votes against the proposal; and 3,202,129 abstentions.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1		Amended and restated Certificate of Incorporation of Tronox Incorporated (incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
3.2		Amended and Restated Bylaws of Tronox Incorporated (incorporated by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10	.1*	Continuity Agreement, dated as of July 16, 2007, between Tronox Incorporated and David J. Klvac.
31	.1*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Each document marked with an asterisk is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tronox Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2007.

Tronox Incorporated

By:	/s/ Thomas W. Adams
Name: Thomas W. Adams

Title:	Chief Executive Officer

By:	/s/ Mary Mikkelson
Name: Mary Mikkelson

Title:	Senior Vice President and Chief
Financial Officer (Principal Financial
Officer)

By:	/s/ David J. Klvac
Name: David J. Klvac

Title:	Vice President and Controller
(Principal Accounting Officer)