Form 10-Q
period 2007-09-30
TRONOX INC
filed 2007-11-07
CIK 1328910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 18,547,367 shares of the company’s Class A common stock and 22,889,431 shares of the company’s Class B common stock were outstanding.

Tronox Incorporated

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRONOX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$363.1	$378.6	$1,068.7	$1,093.3
Cost of goods sold	332.0	334.6	970.4	953.3

Gross margin	31.1	44.0	98.3	140.0
Selling, general and administrative expenses	27.3	30.0	92.3	96.0
Restructuring charges	9.6	—	9.6	—
Provision for environmental remediation and restoration, net of reimbursements	1.3	0.1	3.0	(20.4)

	(7.1)	13.9	(6.6)	64.4
Interest and debt expense	(12.8)	(12.6)	(37.5)	(36.9)
Other income, net	1.7	0.8	4.1	10.5

Income (loss) from continuing operations before income taxes	(18.2)	2.1	(40.0)	38.0
Income tax provision	(0.5)	(2.8)	(7.7)	(20.8)

Income (loss) from continuing operations	(18.7)	(0.7)	(47.7)	17.2
Loss from discontinued operations, net of income tax benefit of $0.1, $7.8, $1.1 and $14.7, respectively	(0.4)	(13.3)	(2.0)	(25.0)

Net loss	$(19.1)	$(14.0)	$(49.7)	$(7.8)

Income (loss) per common share:
Basic —
Continuing operations	$(0.46)	$(0.02)	$(1.17)	$0.43
Discontinued operations	(0.01)	(0.33)	(0.05)	(0.62)

Net loss	$(0.47)	$(0.35)	$(1.22)	$(0.19)

Diluted —
Continuing operations	$(0.46)	$(0.02)	$(1.17)	$0.42
Discontinued operations	(0.01)	(0.33)	(0.05)	(0.61)

Net loss	$(0.47)	$(0.35)	$(1.22)	$(0.19)

Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Weighted average shares outstanding:
Basic	40.7	40.4	40.7	40.4
Diluted	40.7	40.4	40.7	40.9

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$64.9	$76.6
Accounts receivable, net	287.6	325.6
Inventories, net	325.1	319.2
Prepaid and other assets	19.1	15.2
Income tax receivable	4.4	13.9
Deferred income taxes	35.0	43.6

Total current assets	736.1	794.1
Property, plant and equipment, net	855.1	864.6
Goodwill	12.4	11.5
Other long-term assets	144.7	153.2

Total assets	$1,748.3	$1,823.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180.9	$183.6
Accrued liabilities	223.0	212.0
Long-term debt due within one year	2.3	14.7
Income taxes payable	2.5	1.6

Total current liabilities	408.7	411.9

Long-term liabilities:
Deferred income taxes	48.0	33.6
Environmental remediation and/or restoration	100.2	128.6
Long-term debt	503.0	534.1
Other long-term liabilities	226.4	277.9

Total long-term liabilities	877.6	974.2

Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity
Class A common stock, par value $0.01 — 100,000,000 shares authorized, 18,744,905 and 18,388,202 shares, respectively, issued and outstanding	0.2	0.2
Class B common stock, par value $0.01 — 100,000,000 shares authorized, 22,889,431 shares issued and outstanding	0.2	0.2
Capital in excess of par value	489.3	481.6
Accumulated deficit	(76.0)	(12.8)
Accumulated other comprehensive income (loss)	51.1	(31.4)
Treasury stock, at cost — 192,674 shares and 33,533 shares, respectively	(2.8)	(0.5)

Total stockholders’ equity	462.0	437.3

Total liabilities and stockholders’ equity	$1,748.3	$1,823.4

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities
Net loss	$(49.7)	$(7.8)
Adjustments to reconcile net cash flows from operating activities —
Depreciation and amortization	82.8	74.4
Deferred income taxes	(1.6)	(9.3)
Provision for environmental remediation and restoration, net of reimbursements	2.1	7.6
Other noncash items affecting net loss	30.7	24.2
Changes in assets and liabilities	32.1	(26.2)

Net cash flows from operating activities	96.4	62.9

Cash flows from investing activities
Capital expenditures	(51.5)	(61.3)
Other investing activities	1.0	1.5

Net cash flows from investing activities	(50.5)	(59.8)

Cash flows from financing activities
Repayment of debt	(44.6)	(2.6)
Debt issuance costs	(0.3)	(2.3)
Stock option exercises	1.6	—
Dividends paid	(6.2)	(4.1)

Net cash flows from financing activities	(49.5)	(9.0)

Effects of exchange rate changes on cash and cash equivalents	(8.1)	(6.9)

Net change in cash and cash equivalents	(11.7)	(12.8)
Cash and cash equivalents at beginning of period	76.6	69.0

Cash and cash equivalents at end of period	$64.9	$56.2

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Tronox Incorporated (the “company”), a Delaware Corporation was formed on May 17, 2005, in preparation for the contribution and transfer by Kerr-McGee Corporation (“Kerr-McGee”) of certain entities, including those comprising substantially all of its chemical business (the “Contribution”). The company has one reportable segment representing the company’s pigment business. The pigment segment primarily produces and markets titanium dioxide pigment (“TiO2”) and has production facilities in the United States, Australia, Germany and the Netherlands. The pigment segment includes heavy minerals production, operated through our joint venture and integrated with our Australian pigment plant, but also has third-party sales of minerals not utilized by the company’s pigment operations. Electrolytic and other chemical products (which does not constitute a reportable segment) represents the company’s other operations which are comprised of electrolytic manufacturing and marketing operations, all of which are located in the United States. The company has in the past operated or held businesses or properties, or currently holds properties, that do not relate to the current chemical business.

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

2.	Basis of Presentation and Accounting Policies

These statements should be read in conjunction with the audited consolidated and combined financial statements and the related notes which are included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. The interim condensed consolidated financial information furnished herein is unaudited. The information reflects all adjustments (which include normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

The following prior-year amounts have been reclassified to conform to the current-year presentation. Where applicable, changes to line item amounts in the company’s Condensed Consolidated Statements of Operations are disclosed. These changes had no impact on income (loss) from continuing operations or net loss.

•	Sales rebates, previously presented with accounts payable, are now presented with accrued liabilities in the company’s Condensed Consolidated Balance Sheets.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Vendor commissions, previously a reduction of net sales, have been reclassified as selling, general and administrative expenses. The increase in net sales and selling, general and administrative expenses for the three and nine-month periods ending September 30, 2006, were $1.0 million and $2.9 million, respectively.

•	Reimbursements for out-of-pocket selling expenses previously accounted for as a reduction of selling, general and administrative expenses have been reclassified as net sales. The increase in net sales and selling, general and administrative expenses for the three and nine-month periods ending September 30, 2006, were $1.3 million and $5.1 million, respectively.

•	Railcar expenses previously accounted for as selling, general and administrative expenses have been reclassified as cost of goods sold. The increase in cost of goods sold and corresponding decrease in selling, general and administrative expenses for the three and nine-month periods ending September 30, 2006, were $0.5 million and $1.3 million, respectively.

In connection with the company’s adoption of the transition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, the 2006 financial statements included in the company’s Annual Report on Form 10-K contained a misstatement in the presentation of other comprehensive income (loss). The unrecognized prior service cost and actuarial loss totaling $95.5 million recorded in the company’s Consolidated Balance Sheet as of December 31, 2006, should have been presented only as an adjustment to the balance of accumulated other comprehensive loss as of December 31, 2006, and not as part of comprehensive income (loss) for the period then ended. The presentation in the company’s Consolidated and Combined Statement of Comprehensive Income (Loss) and Business/Stockholders’ Equity for the year ended December 31, 2006, and in the related Notes to Consolidated and Combined Financial Statements will be revised in the company’s Annual Report on Form 10-K for the year ending December 31, 2007, to reflect comprehensive income of $28.5 million for the year ended December 31, 2006, versus comprehensive loss of $67.0 million previously reported.

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Statement of Operations Data

The components of other income, net are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In millions)

Net foreign currency transaction gain (loss)	$2.2	$(1.2)	$0.7	$6.9
Equity in net earnings (loss) of equity method investees	(0.1)	1.3	1.9	6.0
Provision for litigation settlements	—	—	—	(3.7)
Interest income	0.4	0.5	1.7	1.8
Loss on sale of accounts receivable	(0.7)	—	(0.7)	—
Other income (expense)	(0.1)	0.2	0.5	(0.5)

Total	$1.7	$0.8	$4.1	$10.5

The following tables set forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated.

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Loss from			Loss from
	Continuing		Per-Share	Continuing		Per-Share
	Operations	Shares	Loss	Operations	Shares	Loss
(In millions, except per share amounts)

Basic earnings per share	$(18.7)	40.7	$(0.46)	$(0.7)	40.4	$(0.02)
Effect of dilutive securities:
Restricted stock and stock options	—	—	—	—	—	—

Diluted earnings per share	$(18.7)	40.7	$(0.46)	$(0.7)	40.4	$(0.02)

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	Loss from			Income from
	Continuing		Per-Share	Continuing		Per-Share
	Operations	Shares	Loss	Operations	Shares	Income
	(In millions, except per share amounts)

Basic earnings per share	$(47.7)	40.7	$(1.17)	$17.2	40.4	$0.43
Effect of dilutive securities:
Restricted stock and stock options	—	—	—	—	0.5	(0.01)

Diluted earnings per share	$(47.7)	40.7	$(1.17)	$17.2	40.9	$0.42

Stock options outstanding of approximately 734,000 at September 30, 2007, were “out of the money,” thus, antidilutive. The average exercise price of these antidilutive options was $14.68. Since the company incurred a loss from continuing operations for the three months and nine months ended September 30, 2007, no dilution of the loss per share would result from an additional 1.4 million potentially dilutive shares outstanding at September 30, 2007. The company also incurred a loss from continuing operations for the three months ended September 30, 2006; thus, no dilution of the loss per share resulted from 2.2 million potentially dilutive shares outstanding at September 30, 2006.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Balance Sheet Data

Accounts receivable, net, consists of the following:

	September 30,	December 31,
	2007	2006
	(In millions)

Accounts receivable — trade (1)	$239.8	$281.1
Receivable from Kerr-McGee	17.8	17.5
Receivable from the U.S. Department of Energy	11.0	11.0
Receivable from insurers	8.3	7.4
Other	24.8	21.3

Accounts receivable, gross	301.7	338.3
Allowance for doubtful accounts	(14.1)	(12.7)

Accounts receivable, net	$287.6	$325.6

(1)	Includes $39.8 million subordinated retained interest related to the accounts receivable securitization program discussed below.

Receivables securitization — The company executed an accounts receivable securitization program (“the Program”) in September 2007 with an initial term of one year. Under the Program, all receivables owned by the company’s U.S. subsidiaries (“transferor subsidiaries”) are sold on a recurring basis by the company to Tronox Funding LLC (“Funding”), a wholly owned special purpose subsidiary of the company. Funding, in turn, sells to either Amsterdam Funding Corporation (“AFC”), an asset-backed commercial paper conduit sponsored by ABN AMRO Bank N.V. (“ABN”), or to ABN directly (both AFC and ABN collectively referred to as “Amsterdam”) an undivided percentage ownership interest in the pool of receivables (subject to a program limit in the aggregate of $100.0 million) Funding acquires from the transferor subsidiaries (subject to a program limit in the aggregate of $100.0 million). The company retains the servicing responsibility for the accounts receivable. At September 30, 2007, receivables sold by the transferor subsidiaries to Funding totaled $101.9 million, of which $62.1 million was sold to Amsterdam in the form of the purchased participation interest, resulting in a subordinated retained interest held by Funding with a carrying amount of $39.8 million. The subordinated retained interest serves as over-collateralization on the purchased interest by Amsterdam and, thus, provides credit enhancement to the Program.

The Program is designed to enable a true sale of receivables to Funding. As a result, the receivables are available to satisfy Funding’s own obligations to its own creditors before being available, through the company’s residual equity interest in Funding, to satisfy the company’s creditors. Amsterdam has no recourse to the company beyond their interest in the pool of receivables owned by Funding.

The company accounts for the Program in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement 125” and related accounting guidance. At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the condensed consolidated balance sheet and proceeds are recognized. No debt is recorded as part of this transaction, and the proceeds from the sale are reflected in net cash flows from operating activities. The subordinated retained interest is measured and recorded at its allocated carrying value. The allocated carrying value is determined based on the estimated fair value of the retained interest relative to the sum of the fair value of the sold receivables and the estimated fair value of the retained receivables. The fair value estimate of the retained interest incorporates anticipated commercial paper borrowing rates, servicing costs and credit losses based on the performance history of transferred receivables and the subordinated position of the retained interest. The company receives adequate compensation for servicing the collection of transferred receivables; accordingly, no servicing assets or liabilities have been recorded.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company incurred charges in connection with the sale of receivables under the Program of $1.3 million in the three and nine-month periods ended September 30, 2007. Of the total, $0.6 million, representing program initiation costs, is included in selling, general and administrative expenses, while $0.7 million, representing losses on the sale of receivables, is included in other income (expense) in the condensed consolidated statement of operations. There were no corresponding charges in the prior year as the program had not been implemented during that period.

Inventories, net, consist of the following:

	September 30,	December 31,
	2007	2006
	(In millions)

Raw materials	$59.1	$67.5
Work-in-progress	13.4	13.4
Finished goods	188.0	174.8
Materials and supplies	72.7	71.4

Inventories, gross	333.2	327.1
Allowance for obsolescence on materials and supplies	(8.1)	(7.9)

Inventories, net	$325.1	$319.2

Property, plant and equipment, net, consists of the following:

	September 30,	December 31,
	2007	2006
	(In millions)

Land	$72.1	$72.2
Buildings	165.6	159.4
Machinery and equipment (1)	1,851.6	1,812.2
Other (1)	85.9	87.1

Property, plant and equipment, gross	2,175.2	2,130.9
Less accumulated depreciation	(1,320.1)	(1,266.3)

Property, plant and equipment, net	$855.1	$864.6

(1)	Balances at December 31, 2006, include a reclassification of $16.6 million of construction in process related to the company’s European operations from Other to Machinery and equipment to be consistent with the current year presentation.

Other long-term assets consist of the following:

	September 30,	December 31,
	2007	2006
	(In millions)

Investments in equity method investees	$22.6	$21.1
Receivable from the U.S. Department of Energy	13.1	15.9
Receivables from insurers	14.9	19.6
Debt issuance costs, net	9.1	11.0
Prepaid pension cost	23.0	25.3
Intangible asset — proprietary technology (1)	54.5	52.6
Other	7.5	7.7

Total other long-term assets	$144.7	$153.2

(1)	Associated with the company’s reportable pigment segment.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued liabilities consist of the following:

	September 30,	December 31,
	2007	2006
	(In millions)

Reserves for environmental remediation and restoration — current portion	$103.4	$95.3
Employee-related costs and benefits	40.9	37.2
Sales rebates	21.2	24.7
Other	57.5	54.8

Total accrued liabilities	$223.0	$212.0

Other long-term liabilities consist of the following:

	September 30,	December 31,
	2007	2006
	(In millions)

Reserve for uncertain tax positions	$69.5	$—
Reserve for income taxes payable	—	45.5
Pension and postretirement obligations (1)	84.4	167.5
Asset retirement obligations	24.7	23.6
Reserve for workers’ compensation and general liability claims	16.3	18.8
Other	31.5	22.5

Total other long-term liabilities	$226.4	$277.9

(1)	The company’s postretirement obligation was remeasured and reduced in the third quarter of 2007 in connection with the plan changes announced in August and described in Note 11.

5.	Summarized Combined Financial Information of Affiliates

The company has investments in Basic Management, Inc. and Subsidiaries (a corporation in which the company has a 31% interest, whose combined financial statements include The LandWell Company, L.P., a limited partnership in which the company has a 29% direct interest). The amount of equity in net earnings (loss) of these investees the company has recognized is disclosed in Note 3. Summarized unaudited income statement information of the significant investees is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Gross revenues	$2.7	$7.9	$19.5	$35.2
Gross profit	1.7	6.9	14.5	29.5
Income (loss) before taxes	(0.1)	5.5	9.3	24.5
Net income (loss)	(0.2)	4.2	7.9	20.1

6.	Work Force Reduction

On August 8, 2007, the company announced an involuntary work force reduction program as part of its ongoing efforts to reduce operating and selling, general and administrative costs. The work force review was global in scope, with the exception of the company’s Uerdingen, Germany, facility. As a result of the program, the

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company’s U.S. work force was reduced by 45 employees. An additional 55 positions that were vacant prior to the work force reduction will not be filled. There were no costs associated with the elimination of vacant positions. The program was substantially completed as of September 30, 2007, with two employees remaining into early 2008 for transition purposes. Qualifying employees terminated under this program were eligible for special termination benefits under the company’s pension plan along with severance payments and outplacement services. In connection with the program, the company incurred pretax charges of $4.0 million for severance and other employee related costs and $5.7 million for noncash special termination benefits under its pension plan. These charges are included in restructuring charges in the Condensed Consolidated Statements of Operations. The total charge attributable to the company’s reportable pigment segment was $2.0 million. Of the total provision for severance and other employee related costs of $4.0 million, $3.9 million was paid in the third quarter with remaining balance of $0.1 million at September 30, 2007.

7.	Long-Term Debt

The company is required, under the terms of the credit agreement, to remit a certain percentage of excess cash flow (“ECF Percentage,” as defined in the credit agreement) as a prepayment of term loan principal. As a result, in addition to the normal quarterly installments, the first such annual mandatory payment, in the amount of $11.1 million, was paid in April 2007 based on the ECF Percentage for the fiscal year 2006. The credit agreement also requires the company to remit 50% of the cash proceeds, as defined in the credit agreement, from qualifying accounts receivable sales as a prepayment of the term loan. As a result of the accounts receivable securitization program implemented in the third quarter of 2007, proceeds of $30.3 million were remitted as a prepayment. The balance of the term loan at September 30, 2007, was $147.2 million.

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

The company was in compliance with its financial covenants at September 30, 2007. However, there can be no assurance that it will be in compliance with such covenants in the future. Future compliance with the covenants may be adversely affected by various economic, financial and industry factors. Noncompliance with the covenants would constitute an event of default under the credit agreement, allowing the lenders to accelerate repayment of any outstanding borrowings and/or to terminate their commitments to the credit facility. In the event of any future noncompliance with any covenants, we would seek to negotiate amendments to the applicable covenants or to obtain waivers from our lenders.

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes, consists of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Net loss	$(19.1)	$(14.0)	$(49.7)	$(7.8)
After tax changes in:
Foreign currency translation adjustments	14.2	(2.7)	21.1	18.7
Cash flow hedge activity:
Unrealized gain (loss)	(0.9)	(1.0)	(0.5)	(2.6)
Reclassification adjustments	0.6	0.7	1.4	1.0
Benefit plan activity:
Amortization of net actuarial loss	0.8	—	2.5	—
Amortization of net prior service cost	(0.5)	—	—	—
Postretirement plan changes (1)	58.0	—	58.0	—
Minimum pension liability adjustment	—	—	—	(1.1)

Total comprehensive income (loss)	$53.1	$(17.0)	$32.8	$8.2

(1)	The company’s postretirement obligation was remeasured and reduced in the third quarter of 2007 in connection with the plan changes announced in August and described in Note 11.

9.	Income Taxes

The reconciliation of the federal statutory rate to the effective income tax rate applicable to income (loss) from continuing operations is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

U.S. statutory tax rate	35.0%	35.0%	35.0%	35.0%
Increases (decreases) resulting from —
Taxation of foreign operations	(20.5)	48.6	(33.0)	14.6
Adjustment of deferred tax balances due to tax rate changes	3.7	—	1.7	—
Valuation allowances established	(38.3)	—	(17.4)	—
State income taxes	1.4	(20.8)	(0.5)	(0.4)
Permanent adjustments	—	74.2	—	3.0
Prior-year accrual adjustments	0.9	(20.2)	0.4	—
Interest on foreign tax contingency	0.3	7.1	—	1.6
Changes in unrecognized tax benefits	13.0	—	(5.1)	—
Other — net	1.8	9.4	(0.4)	0.9

Effective income tax rate	(2.7)%	133.3%	(19.3)%	54.7%

In the third quarter of 2007, the company revised its estimated annual effective tax rate to reflect a change in the enacted German statutory rate applicable to Tronox from 39.65% to 31.23%, effective January 1, 2008. The

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect of the change in the estimated annual effective tax rate was to decrease income tax expense for the three-month and nine-month periods ended September 30, 2007 by $2.1 million, of which $0.7 million related to net deferred tax liabilities while $1.4 million reduced FIN 48 accruals.

In connection with the decision to retain the Uerdingen facility, the company has begun a reorganization of its European operations and legal entities. The reorganization process is expected to occur over the next 18 months. Due to the planned reorganization, we no longer expect to realize a benefit from the net deferred tax asset previously recorded related to our Switzerland net operating losses. As a result, the company recorded a valuation allowance of $7.0 million in the quarter ending September 30, 2007, of which $4.4 million related to the net deferred tax asset recorded at December 31, 2006, while $2.6 million related to the benefit of the loss for the nine-month period ending September 30, 2007.

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

The net increases in unrecognized tax benefits, during the three and nine-month periods ended September 30, 2007, which would affect the effective income tax rate were $0.5 million and $6.8 million, respectively. The three- month change includes benefits from transfer pricing issues, the reduction in the German tax rate, and the reversal of a valuation allowance which were more than offset by changes from foreign exchange translation. Additionally, the nine-month amount includes tax related to our German income tax audit for the years 1998 through 2001 as well as interest and the effect of foreign exchange translation.

The company anticipates a decrease of approximately $1.6 million, during the next twelve months, in the unrecognized tax benefit primarily related to transactions involving the effects of foreign currency translation for tax positions where the statute will lapse.

The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2007, the company recognized approximately $3.5 million in gross interest, including the effect of foreign exchange translation. Of this increase, $1.1 million of interest was recognized during the three-month period ended September 30, 2007. As of January 1, 2007, the company had approximately $7.9 million accrued for the gross payment of interest and penalties. The equivalent amount at September 30, 2007, was $11.7 million.

The Internal Revenue Service has completed its examination of the company’s U.S. Federal income tax returns for all years through 2002 and is currently conducting an examination of the years 2003 through 2005. The years through 1998 have been closed with the exception of issues for which a refund claim has been filed. A German audit is being conducted for the years 1998 through 2001. A Dutch audit is being conducted for the years 2001 through 2005. No periods have closed with respect to Australia, Germany, Switzerland or, for the Netherlands, periods subsequent to the acquisition in 2000. The company believes that it has made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, additional provisions may be necessary.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Discontinued Operations

The following table presents pretax loss from discontinued operations by type of cost and total after-tax loss from discontinued operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Environmental provisions (reimbursements) (1)	$(1.2)	$17.8	$(0.9)	$28.0
Litigation provisions, legal and other costs (1)	1.7	3.3	4.0	11.7

Total pretax loss	0.5	21.1	3.1	39.7
Tax benefit	(0.1)	(7.8)	(1.1)	(14.7)

Total after-tax loss	$0.4	$13.3	$2.0	$25.0

(1)	Legal and environmental costs are allocated to discontinued operations on a specific identification basis. Other costs are primarily comprised of insurance and ad valorem taxes.

11.	Retirement Plans

The following tables present the components of net periodic pension and postretirement cost and total retirement expense for the periods indicated:

	Retirement		Postretirement
	Plans		Plans
	Three Months Ended September 30,
	2007	2006	2007	2006
	(In millions)

Service cost	$2.9	$2.7	$0.5	$0.3
Interest cost	7.0	7.1	1.0	2.1
Expected return on plan assets	(9.9)	(10.0)	—	—
Net amortization —
Prior service cost (credit)	0.7	0.7	(1.4)	(0.2)
Net actuarial loss	0.9	0.5	0.2	0.4

Sub-total net periodic cost	1.6	1.0	0.3	2.6
Special termination benefits (1)	5.7	—	—	—

Total retirement expense	$7.3	$1.0	$0.3	$2.6

(1)	The 2007 special termination benefits are associated with the work force reduction program announced by the company and discussed in Note 6.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Retirement		Postretirement
	Plans		Plans
	Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)

Service cost	$8.8	$5.8	$1.3	$0.7
Interest cost	21.1	14.7	5.2	4.2
Expected return on plan assets	(29.6)	(20.4)	—	—
Net amortization —
Prior service cost (credit)	2.1	1.4	(2.0)	(0.5)
Net actuarial loss	2.6	1.1	1.1	0.8

Sub-total net periodic cost	5.0	2.6	5.6	5.2
Special termination benefits (1)	5.7	—	—	—
Allocated benefit plan expense from Kerr-McGee	—	0.7	—	2.6

Total retirement expense	$10.7	$3.3	$5.6	$7.8

(1)	The 2007 special termination benefits are associated with the work force reduction program announced by the company and discussed in Note 6.

The company is obligated under the MSA to maintain the Material Features (as defined in the employee benefits agreement of the MSA) of the U.S. postretirement plan without change for a period of three years following the Distribution date. During the third quarter of 2007, the company announced that effective April 1, 2009, certain features will change, including the cost-sharing provisions between the company and plan participants, life insurance benefits and certain retirement eligibility criteria. This announcement resulted in a plan remeasurement, which was performed by the company’s actuary in August 2007. A new discount rate of 6.25% was selected by management for this remeasurement due to changes in certain economic indicators since the previous measurement as of December 31, 2006. The remeasurement reduced the company’s postretirement benefit obligation by $93.1 million, of which $76.5 million pertained to changes in plan benefits, $10.5 million pertained to the change in the discount rate assumption and $6.1 million pertained to changes in claims estimates. The changes in plan benefits impacted the unrecognized prior service cost component of other comprehensive income by $47.7 million, net of taxes, and the change in the discount rate assumption along with the change in claims estimates impacted the unrecognized actuarial loss component of other comprehensive income by $10.3 million, net of taxes. The remeasurement also reduced 2007 estimated annual net periodic cost by approximately $6.0 million, of which approximately $2.3 million is reflected in the three and nine months ended September 30, 2007.

The company also announced that, effective January 1, 2008, the company’s U.S. pension plan will be amended to reflect certain changes, including changes to retirement eligibility criteria, early retirement factors and the final average pay calculation. These changes will be reflected in the company’s measurement of the plan as of the end of 2007 and will impact the actuarially determined net periodic cost for 2008 and future periods.

Company contributions in 2007 to the U.S. postretirement plans are expected to be in the range of approximately $4.0 million to $5.0 million. This is lower than the previous estimate as of December 31, 2006, primarily due to the experience of lower provider and claims costs. It is expected that annual claims will range from $8.0 million to $10.0 million in 2008.

12.	Employee Stock-Based Compensation

The company’s Long Term Incentive Plan (“LTIP”) authorizes the issuance of certain stock-based awards, including fixed-price stock options, restricted stock awards and performance awards, among others. In January 2007, the compensation committee of the Board of Directors authorized the issuance of approximately 460,000

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options, 171,000 restricted stock-based awards and 5,000,000 performance units. Performance units are awards that management intends to settle in cash at the end of a three-year performance cycle (as defined in the LTIP). The contractual life and vesting period for performance units directly relate to the performance cycle and are generally three years. Performance units are liability awards (as defined by applicable accounting guidance) and are based on achievement of specified shareholder return targets, including a comparison to the returns of peer group companies for the same performance period. Liability awards are required to be remeasured on a quarterly basis until the settlement date at the end of the vesting period. Employees terminating their employment due to retirement, death or disability, retain the right to receive a pro-rata payout under the performance units awards.

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

For the three months ended September 30, 2007 and 2006, compensation expense related to all stock-based awards totaled $0.8 million and $1.6 million, respectively. For the nine months ended September 30, 2007 and 2006, compensation expense related to all stock-based awards totaled $5.7 million and $7.1 million, respectively. Accelerated compensation expense resulting from awards issued to retirement eligible employees totaled $1.6 million and $1.3 million, respectively, in the nine-month periods ending September 30, 2007 and 2006.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Contingencies

The following table summarizes the contingency reserve balances, provisions, payments and settlements for the nine months ended September 30, 2007, as well as balances, accruals and receipts of reimbursements of environmental costs from other parties.

		Reserves for
	Reserves for	Environmental	Reimbursements
	Litigation	Remediation(1)	Receivable(2)
		(In millions)

Balance, December 31, 2006	$15.0	$223.9	$71.4
Provisions/accruals	0.5	12.4	10.3
Payments/settlements	(3.8)	(32.7)	(16.5)

Balance, September 30, 2007	$11.7	$203.6	$65.2

(1)	Provisions for environmental remediation and restoration include $8.2 million related to the company’s former forest products, uranium and nuclear operations. These charges are reflected in the Condensed Consolidated Statements of Operations as a component of loss from discontinued operations (net of taxes).

(2)	Accruals for environmental remediation and restoration reimbursements include $9.1 million related to the company’s former thorium compounds manufacturing, uranium, nuclear and refining operations, which are reflected in the Condensed Consolidated Statements of Operations as a component of loss from discontinued operations (net of taxes).

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

The company provides for estimates related to contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental and legal matters and other contingencies because, among other reasons:

•	Some sites are in the early stages of investigation, and other sites may be identified in the future.

•	Remediation activities vary significantly in duration, scope and cost from site to site depending on the mix of unique site characteristics, applicable technologies and regulatory agencies involved.

•	Remediation requirements are difficult to predict at sites where remedial investigations have not been completed or final decisions have not been made regarding remediation requirements, technologies or other factors that bear on remediation costs.

•	Environmental laws frequently impose joint and several liability on all potentially responsible parties (“PRPs”), and it can be difficult to determine the number and financial condition and possible defenses of PRPs and their respective shares of responsibility for cleanup costs.

•	Environmental laws and regulations, as well as enforcement policies and cleanup levels, are continually changing, and the outcome of court proceedings, alternative dispute resolution proceedings (including mediation) and discussions with regulatory agencies are inherently uncertain.

•	Unanticipated construction problems and weather conditions can hinder the completion of environmental remediation.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Some legal matters are in the early stages of investigation or proceeding or their outcomes otherwise may be difficult to predict, and other legal matters may be identified in the future.

•	The inability to implement a planned engineering design or use planned technologies and excavation or extraction methods may require revisions to the design of remediation measures, which can delay remediation and increase costs.

•	The identification of additional areas or volumes of contamination and changes in costs of labor, equipment and technology generate corresponding changes in environmental remediation costs.

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

In 1999, Tronox LLC initiated the interim measures required by the consent orders. A long-term remediation system is operating in compliance with the consent orders. Initially, the remediation system was projected to operate through 2007. However, studies of the decline of perchlorate levels in the groundwater indicate that Tronox LLC may need to operate the system through 2011. The scope, duration and cost of groundwater remediation likely will be driven in the long term by drinking water standards regarding perchlorate, which to date have not been formally

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established by applicable state or federal regulatory authorities. The EPA and other federal and state agencies continue to evaluate the health and environmental risks associated with perchlorate as part of the process for ultimately setting drinking water standards. Two state agencies, the Massachusetts Department of Environmental Protection and the California Environmental Protection Agency have established maximum contaminant levels (MCLs) for perchlorate, of 2 parts per billion and 6 parts per billion respectively. Also, the EPA has established a reference dose for perchlorate, which are preliminary steps to setting drinking water standards. The establishment of applicable drinking water standards could materially affect the scope, duration and cost of the long-term groundwater remediation that Tronox LLC is required to perform.

Financial Reserves — As of September 30, 2007, reserves for environmental remediation at Henderson totaled $25.8 million, which included $2.7 million recorded in the second quarter of 2007 related to expanded sampling and the development of a risk assessment plan pertaining to the 1996 agreement with the NDEP. As noted above, the long-term scope, duration and cost of groundwater remediation and impoundment closure are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future. However, the amount of any additional costs cannot be reasonably estimated at this time.

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

Insurance Reimbursement — In 2001, Tronox LLC purchased a 10-year, $100 million environmental cost cap insurance policy for groundwater and other remediation at Henderson. The insurance policy provides coverage after Tronox LLC exhausts a self-insured retention of approximately $62.3 million ($61.3 million self-insured retention, plus an additional $1.0 million retention for certain additional coverage under the policy) and covers only those costs incurred to achieve a cleanup level specified in the policy. As noted above, federal and applicable state agencies have not established a drinking water standard and, therefore, it is possible that Tronox LLC may be required to achieve a cleanup level more stringent than that covered by the policy. If so, the amount recoverable under the policy may be less than the ultimate cleanup cost.

At September 30, 2007, the company had received $15.1 million of cost reimbursement under the insurance policy, and expects that additional estimated aggregate cleanup cost of $85.5 million less the $62.3 million self-insured retention to be covered by the policy (for a net amount of $23.2 million in potential reimbursement). The company believes that additional reimbursement of approximately $23.2 million is probable, and, accordingly, the company has recorded a receivable in the financial statements for that amount.

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Creek and Sewage Treatment Plant remediation discussed below. Groundwater monitoring and remediation is expected to continue for approximately seven years.

Vicinity Areas — The EPA has listed four areas in the vicinity of the closed West Chicago facility on the NPL and has designated Tronox LLC as a PRP in these four areas. Tronox LLC has substantially completed remedial work for three of the areas (known as the Residential Areas, Reed-Keppler Park and the Sewage Treatment Plant). In June 2007, a Chicago-area newspaper published articles suggesting that certain Residential Area properties were not cleaned up adequately in the 1980s or the 1990s. The company believes the cleanup of a significant portion of the Residential Area properties to be adequate, as the EPA was involved indirectly in the cleanup. One property has been found to require additional assessment and probable cleanup. The EPA is in the process of verifying the work done on the remaining residential properties and the cleanup requirements for the one property.

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

Financial Reserves — As of September 30, 2007, the company had reserves of $59.1 million for costs related to the West Chicago facility and vicinity properties. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (“Title X”).

Government Reimbursement — Pursuant to Title X, the U.S. Department of Energy (the “DOE”) is obligated to reimburse the company for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility’s production was dedicated to U.S. government contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government’s full share of West Chicago cleanup costs. Through September 30, 2007, the company had been reimbursed approximately $304.2 million under Title X.

Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged the company’s cleanup expenditures. As of September 30, 2007, the government’s share of costs incurred by the company but not yet reimbursed by the DOE totaled approximately $24.1 million, which includes $8.7 million accrued in the first nine months of 2007. The company believes that receipt of the remaining $24.1 million in due course following additional congressional appropriations is probable and has reflected that amount as a receivable in the financial statements. The company will recognize recovery of the government’s share of future remediation costs for the West Chicago sites as it incurs the cash expenditures.

Ambrosia Lake, New Mexico

From the late 1950s until 1988, the company operated a uranium mining and milling operation at Ambrosia Lake near Grants, New Mexico, pursuant to a license issued by the Atomic Energy Commission (the “AEC”), now the Nuclear Regulatory Commission (the “NRC”). When the operation was sold, the company retained responsibility for certain environmental conditions existing at the site, including mill tailings, selected ponds and groundwater contamination related to the mill tailings and unlined ponds. Since 1989, the unaffiliated current owner of the site, Rio Algom Mining LLC (“Rio Algom”), has been decommissioning the site pursuant to the license issued by the NRC. Mill tailings, certain impacted surface soils and selected pond sediments have been consolidated in an onsite containment unit. Under terms of the sales agreement, which included provisions capping the liability of

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rio Algom, the company became obligated to solely fund the remediation for the items described above when total expenditures exceeded $30 million, which occurred in late 2000. A decommissioning plan for the remaining impacted soil was submitted by Rio Algom to the NRC in January 2005 and was approved in July 2006. The soil decommissioning plan will take about one to two years to complete. The NRC has recently mandated additional erosion controls to protect the main tailings pile. This additional work will lengthen the time to complete NRC requirements to the end of 2008 or 2009. The state of New Mexico has recently raised issues about certain non-radiological constituents in the groundwater at the site. Groundwater treatment was discontinued after approval by the NRC in February 2006. Discussions regarding these issues are ongoing, and resolution could affect remediation costs and/or delay ultimate site closure.

In addition to those remediation activities described above for which reserves have been established, as described below, Rio Algom is investigating soil contamination potentially caused by past discharge of mine water from the site, for which no reserve has been established.

Financial Reserves — As of September 30, 2007, the company had reserves of $12.4 million for the costs of the remediation activities described above, including groundwater remediation related to the mill tailings and unlined ponds and $5.7 million recorded in the third quarter of 2007 for the additional NRC requirements. Although actual costs may differ from current estimates, the amount of any future revisions in remediation costs cannot be reasonably estimated at this time.

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

Crescent, Oklahoma

Beginning in 1965, Cimarron Corporation (“Cimarron”) operated a facility near Crescent, Oklahoma, at which it produced uranium and mixed oxide nuclear fuels pursuant to licenses issued by the AEC (now the NRC). Operations at the facility ceased in 1975. Since that time, buildings and soils were decommissioned in accordance with the NRC licenses. In limited areas of the site, groundwater is contaminated with radionuclides, and, in 2003, Cimarron submitted to the NRC and the Oklahoma Department of Environmental Quality (the “ODEQ”) a draft remediation work plan addressing the groundwater contamination. In 2005, the company began evaluating available technologies to address remaining groundwater issues. A remediation technology has been selected, and the company submitted for approval an amended plan to the NRC and the ODEQ in December 2006. The plan describes the remediation of the remaining groundwater issues. While there can be no guarantee that the plan will be approved, the company believes the plan represents an appropriate remediation technology. Negotiations with the NRC on the plan approval are ongoing.

Financial Reserves — As of September 30, 2007, the company had reserves of $10.0 million for the costs of the remediation activities, including those currently under evaluation by the NRC and the ODEQ, described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 25, 2007, the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund sued Tronox LLC and unnamed others in Superior Court, Law Division, Somerset County, New Jersey. The plaintiffs allege defendants are responsible for releases from the Federal Creosote Superfund Site that damaged the State’s groundwater and seek natural resource damages and reimbursement of costs that the state has expended at the site and other similar relief. Tronox LLC has filed an answer in the matter. The state court has ordered that the case be stayed and referred the matter to the ongoing mediation with the EPA.

Financial Reserves — As of September 30, 2007, the company had reserves of $35.0 million for the costs of settling the claim for the remediation activities described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. The company has not provided a reserve for the New Jersey lawsuit because at this time neither the probability of a loss nor the amount thereof can be reasonably estimated.

MSA Reimbursement — As of September 30, 2007, the company had a receivable of $17.5 million representing 50% of the settlement amount that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable. The receivable has been reflected in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

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

Financial Reserves — As of September 30, 2007, the company had reserves of approximately $6.1 million for the remediation activities related to contaminated soils and sediments and pond closure. Additional groundwater characterization will occur upon completion of the soils and sediments removal. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial Reserves — As of September 30, 2007, the company had reserves of approximately $3.6 million for the remediation activities described above, including the remedial measures recommended in the feasibility study currently under review. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Cushing, Oklahoma

In 1972, Triple S closed a petroleum refinery it had operated near Cushing, Oklahoma. Prior to closing the refinery, Triple S also had produced uranium and thorium fuel and metal at the site pursuant to licenses issued by the AEC.

In 1990, Triple S entered into a consent agreement with the State of Oklahoma to investigate the site and take appropriate remedial actions related to petroleum refining and uranium and thorium residuals. Investigation and remediation of hydrocarbon contamination is being performed under the oversight of the ODEQ. Remediation activities to address hydrocarbon contamination in soils is expected to take about four more years. The long-term scope, duration and cost of groundwater remediation are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future.

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

Financial Reserves — As of September 30, 2007, the company had reserves of $9.9 million for the costs of the ongoing remediation and decommissioning work described above. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Jacksonville, Florida

In 1970, Tronox LLC purchased a facility in Jacksonville, Florida, that manufactured and processed fertilizers, pesticides and herbicides. Tronox LLC closed the facility in 1978. In 1988, all structures were removed, and Tronox LLC began site characterization studies. In 2000, Tronox LLC entered into a consent order with the EPA to conduct a remedial investigation and a feasibility study. The remedial investigation was completed and submitted to the EPA in August 2005. A feasibility study was submitted to the EPA in October 2006. The study recommended site soil remediation and excavation, site capping and limited groundwater remediation. The EPA has requested additional sediment data be collected to support the site recommendation. A work plan has been prepared and was submitted in August 2007 to respond to the EPA’s request.

Financial Reserves — As of September 30, 2007, the company had reserves of $5.1 million to conduct the cleanup and remediation activities recommended in the feasibility study submitted to the EPA. Although actual

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs may differ from the current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

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

Financial Reserves — As of September 30, 2007, the company had reserves of $2.8 million related to conducting groundwater treatment and disposal of contaminated soils, which included $2.1 million recorded in the first quarter of 2007 due to the identification of additional contaminated soil mentioned above. Although actual costs may differ from the current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Other Sites

In addition to the sites described above, the company is responsible for environmental costs related to certain other sites. These sites relate primarily to wood treating, chemical production, landfills, mining, and oil and gas refining, distribution and marketing. As of September 30, 2007, the company had reserves of $33.8 million for the environmental costs in connection with these other sites. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. One such site is a mining site in South Dakota, which the company refers to as Riley Pass, which has a reserve of $0.9 million at September 30, 2007, as a result of a consent order requiring a predesign and vegetation study. Once the study is complete, additional costs may be required to remediate adjacent areas within the site, but such costs cannot be reasonably estimated at this time.

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

With respect to any site for which the company has established a reserve as of the effective date of the MSA, 50% of the remediation costs the company incurs in excess of the reserve amount (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. With respect to any site for which the company has not established a reserve as of the effective date of the MSA, 50% of the amount of the remediation costs the company incurs and pays (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. At September 30, 2007, the company had a receivable of $17.8 million, primarily representing 50% of the settlement offer the company made related to the New Jersey wood-treatment site as described above that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable.

Kerr-McGee’s aggregate reimbursement obligation to the company cannot exceed $100 million and is subject to various other limitations and restrictions. For example, Kerr-McGee is not obligated to reimburse the company for amounts it pays to third parties in connection with tort claims or personal injury lawsuits, or for administrative

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At Columbus, Mississippi, the consolidated federal case, which had been set for the initial trial of two plaintiffs in November 2007, was stricken from the court’s docket so that the parties could pursue mediation. Counsel for the parties are negotiating the terms for a mediation agreement. On October 3, 2007, the judge entered an order dismissing the consolidated litigation without prejudice, limiting future litigation to individual cases that are not settled through mediation.

At Avoca, Pennsylvania, 35 state court lawsuits were filed in 2005 by over 4,000 plaintiffs. The plaintiffs have classified their claims into various alleged disease categories. In September 2005, the judge ordered that discovery and the first trial will focus on plaintiffs who allege pre-cancerous skin lesions. The first trial was scheduled for August 2007, but in May 2007 the parties agreed on arbitration as an alternative to this litigation. The judge approved arbitration and placed the lawsuits on an inactive docket. The first arbitration hearing, to address plaintiffs who claim pre-cancerous skin lesions, was conducted from October 1 to 10, 2007, with a single arbitrator to decide whether plaintiffs’ claims should be compensated. Post-hearing matters will be fully submitted to the arbitrator by the end of the year.

At Texarkana, Texas, the five plaintiffs in the May v. Tronox case concluded settlement negotiations with the insurer for Tronox LLC in April 2007, with the case being dismissed in June 2007. Similarly, in Avance v. Tronox, 27 plaintiffs reached settlements with the insurer in July, and the case was dismissed on October 12, 2007. In Jeans v. Tronox, six plaintiffs’ claims are set for trial in April 2008.

Financial Reserves — As of September 30, 2007, the company had reserves of $11.0 million related to certain forest products litigation. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time. The company currently believes that the ultimate resolution of this forest products litigation is not likely to have a material adverse effect on the company.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Savannah Plant

On September 8, 2003, the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”) issued a unilateral Administrative Order to our subsidiary, Tronox Pigments (Savannah) Inc., claiming that the Savannah plant exceeded emission allowances provided for in the facility’s Title V air permit. On September 19, 2005, the EPD rescinded the Administrative Order and filed a Withdrawal of Petition for Hearing on Civil Penalties. Accordingly, the proceeding on administrative penalties has been dismissed, without prejudice. After dismissal of the Administrative Order, representatives of the EPD, the EPA and Tronox continued with their discussions regarding a resolution of the alleged violations, with the EPA taking the lead role in these discussions. On December 6, 2006, the EPA informed Tronox Pigments (Savannah) Inc. that it had submitted a civil referral to the U.S. Department of Justice (the “DOJ”) with respect to the air quality bypass issue and for matters stemming from the EPA led Resource Conservation and Recovery Act (“RCRA”) Compliance Evaluation Inspection (“CEI”) that occurred in January 2006. Prior to the filing of any formal action, the DOJ has agreed to a series of settlement negotiations to determine if the matter can be resolved. After discussions with the EPA and the DOJ, Tronox Pigments (Savannah) Inc. tendered an offer of settlement and compromise to the government to settle all outstanding issues in the amount of $0.6 million as a penalty to be paid over an eight-month period and approximately $2.4 million in “Supplemental Environmental Projects.” Discussions regarding the offer of settlement and compromise are ongoing.

Financial Reserves — As of September 30, 2007, the company had reserves of $0.6 million related to Savannah plant emission litigation. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time.

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

14.	Commitments

At September 30, 2007, the company had outstanding letters of credit in the amount of $68.5 million. These letters of credit have been granted by financial institutions to support our environmental cleanup costs and miscellaneous operational and severance requirements in international locations.

The company has entered into certain agreements that require it to indemnify third parties for losses related to environmental matters, litigation and other claims. No material obligations are presently known and, thus, no reserve has been recorded in connection with such indemnification agreements.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Reporting by Business Segment

The company has one reportable segment representing the company’s pigment business. The pigment segment primarily produces and markets TiO2 and has production facilities in the United States, Australia, Germany and the Netherlands. The pigment segment also includes heavy minerals production operated through our joint venture. The heavy minerals production is integrated with our Australian pigment plant, but also has third-party sales of minerals not utilized by the company’s pigment operations. Electrolytic and other chemical products (which does not constitute a reportable segment) represents the company’s other operations which are comprised of electrolytic manufacturing and marketing operations, all of which are located in the United States. Segment performance is evaluated based on segment operating profit (loss), which represents results of segment operations before considering general expenses and environmental provisions related to sites no longer in operation; interest and debt expense; other income, net; and income tax provision.

			Nine Months
	Three Months		Ended
	Ended September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Net sales
Pigment	$335.6	$351.4	$991.2	$1,015.0
Electrolytic and other chemical products	27.5	27.2	77.5	78.3

Total net sales	$363.1	$378.6	$1,068.7	$1,093.3

Operating profit (loss)
Pigment	$8.5	$15.6	$19.5	$51.5
Electrolytic and other chemical products (1)	0.2	1.7	(1.4)	24.8

	8.7	17.3	18.1	76.3
Corporate and nonoperating sites	(15.8)	(3.4)	(24.7)	(11.9)

Total operating profit (loss)	(7.1)	13.9	(6.6)	64.4
Interest and debt expense	(12.8)	(12.6)	(37.5)	(36.9)
Other income, net (2)	1.7	0.8	4.1	10.5
Income tax provision	(0.5)	(2.8)	(7.7)	(20.8)

Income (loss) from continuing operations	$(18.7)	$(0.7)	$(47.7)	$17.2

(1)	The nine months ended September 30, 2006, includes $20.5 million of reimbursements related to ammonium perchlorate at the company’s Henderson facility.

(2)	The three months ended September 30, 2007 and 2006, includes net earnings (losses) of equity method investees of ($0.1) million and $1.3 million, respectively. The nine months ended September 30, 2007 and 2006, includes net earnings of equity method investees of $1.9 million and $6.0 million, respectively.

16.	Related Party Transactions

Tronox conducted transactions with Exxaro Australia Sands Pty Ltd (“Exxaro”), the company’s 50% partner in the Tiwest Joint Venture. The company purchased raw materials used in its production of TiO2 and also purchased Exxaro’s share of TiO2 produced by the Tiwest Joint Venture. The company also provided administrative services and product research and development activities which were reimbursed by Exxaro. The company made total net payments of $85.9 million and $95.1 million during the nine months ended September 30, 2007 and 2006, respectively, for these activities and had a net payable to Exxaro totaling $45.1 million at September 30, 2007. Additionally, the company owes Exxaro $8.1 million for the outstanding note payable and accrued interest related to the mining tenements acquired in July 2006.

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

General Factors Affecting Financial Condition and Results of Operations

The slowdown in North America’s housing market continued throughout the third quarter and has negatively impacted titanium dioxide demand during the three and nine-month periods ended September 30, 2007.

The company, along with its 50% joint venture partner, a subsidiary of Exxaro Resources Limited, has begun the process to increase annual production capacity at the Tiwest TiO2 plant in Kwinana, Western Australia.

During the third quarter of 2007, we announced the conclusion of the evaluation of strategic options for our Uerdingen, Germany, TiO2 plant and made the decision to retain this asset because the business and financial market assessments did not accurately reflect the long-term value of this sulfate-process TiO2 facility.

In connection with the decision to retain our Uerdingen facility, we have begun a reorganization of the company’s European operations and legal entities. The reorganization project will substantially reduce the number of Tronox legal entities in Europe and establish a new, more efficient and cost-effective legal structure for us. We expect the project to have a positive impact on our operations and financial performance in the future by reducing costs related to the administration of these entities.

During September 2007, we executed a $100.0 million accounts receivable securitization program (the “Program”) with an initial term of one year. At September 30, 2007, net receivables sold by the company were approximately $62.1 million.

During August 2007, we announced the following related to a work force reduction program and certain changes to our U.S. retirement plans:

•	Our U.S. work force was reduced by 45 employees. We will also not be filling 55 previously vacant positions. The program was substantially completed as of September 30, 2007, with two employees remaining into early 2008 for transition purposes. In connection with the program, we incurred pretax charges of $9.7 million for severance, special termination benefits under our pension plan and other employee related costs.

•	Changes to our retiree medical and life insurance plans related to cost-sharing provisions between the company and plan participants, life insurance benefits and certain retirement eligibility criteria, which are effective April 1, 2009, have reduced our postretirement obligation by approximately $93.1 million and pretax noncash expense approximately $2.3 million during the third quarter of 2007 and approximately $6.0 million for the fiscal year.

•	The company will make certain amendments to the pension plan effective January 1, 2008, which will reduce the related net periodic cost for 2008 and future periods.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total net sales were $363.1 million during the three months ended September 30, 2007, a decrease of 4.1% from the 2006 period. The following table presents net sales for the periods indicated:

	Three Months Ended September 30,
	2007	2006	$ Change
	(In millions)

Net sales
Pigment	$335.6	$351.4	$(15.8)
Electrolytic and other chemical products	27.5	27.2	0.3

Total	$363.1	$378.6	$(15.5)

Pigment segment net sales decreased $15.8 million, or 4.5%, to $335.6 million during the three months ended September 30, 2007, from $351.4 million during the three months ended September 30, 2006. The decrease was primarily due to lower prices and volumes resulting from the slowdown in North America’s housing market. Changes in the euro exchange rate partially offset the lower prices. While the foreign exchange impact was an increase to sales of approximately $6.1 million, lower prices and volumes resulted in a decrease to sales of approximately $21.9 million.

Electrolytic and other chemical products businesses net sales increased $0.3 million, or 1.1%, to $27.5 million during the three months ended September 30, 2007, from $27.2 million during the three months ended September 30, 2006. The increase was primarily attributable to higher volume, partially offset by lower pricing.

Gross margin decreased $12.9 million, or 29.3%, to $31.1 million during the three months ended September 30, 2007, from $44.0 million during the three months ended September 30, 2006. Gross margin percentage decreased to

8.6% during the three months ended September 30, 2007, from 11.6% during the three months ended September 30, 2006, primarily due to lower pricing, higher production and shipping and handling costs and changes in foreign exchange rates. Lower pricing was primarily attributable to the slowdown in the North America housing market. Pricing, volumes, production and shipping and handling costs accounted for a $9.4 million decrease in gross margin, and the foreign exchange changes unfavorably impacted gross margin by $3.5 million.

Selling, general and administrative expenses decreased $2.7 million, or 9.0%, to $27.3 million during the three months ended September 30, 2007, from $30.0 million during the three months ended September 30, 2006. The decrease was mainly due to reductions in payroll and other employee benefits totaling $3.9 million and reductions of outside consulting, travel and other expenses totaling $2.3 million. Partially offsetting these decreases was a $3.5 million write-off of an information technology project related to our financial and operational systems.

Total operating loss for the three months ended September 30, 2007, was $7.1 million, compared to total operating profit of $13.9 million during the three months ended September 30, 2006. The following table presents operating profit (loss), with a reconciliation to consolidated income (loss) from continuing operations before income taxes, for the periods indicated:

	Three Months Ended September 30,
	2007	2006	$ Change
	(In millions)

Operating profit (loss)
Pigment	$8.5	$15.6	$(7.1)
Electrolytic and other chemical products	0.2	1.7	(1.5)

Subtotal	8.7	17.3	(8.6)
Corporate and nonoperating sites	(15.8)	(3.4)	(12.4)

Total operating profit (loss)	(7.1)	13.9	(21.0)
Interest and debt expense	(12.8)	(12.6)	(0.2)
Other income, net	1.7	0.8	0.9

Income (loss) from continuing operations before income taxes	$(18.2)	$2.1	$(20.3)

Pigment segment operating profit decreased $7.1 million, or 45.5%, to $8.5 million during the three months ended September 30, 2007, from $15.6 million during the three months ended September 30, 2006. The decrease was mainly due to lower selling prices, the effect of foreign exchange and restructuring charges totaling $14.4 million. These decreases were partially offset by lower selling, general and administrative expenses of approximately $7.4 million. The remaining difference was attributable to freight costs and volume effects.

Electrolytic and other chemical products businesses operating profit decreased $1.5 million, or 88.2%, to $0.2 million during the three months ended September 30, 2007, from $1.7 million during the three months ended September 30, 2006. Lower prices coupled with higher manufacturing, shipping and handling costs and the restructuring charge were partially offset by lower selling, general and administrative expenses and volume effects.

Corporate and nonoperating sites had an operating loss of $15.8 million during the three months ended September 30, 2007, a decline of $12.4 million from a loss of $3.4 million during the three months ended September 30, 2006. Additional losses in the current three-month period were due to a $3.5 million write-off of an information technology project related to our financial and operational systems begun prior to our spin-off and $7.0 million in restructuring charges related to our work force reduction.

Interest and debt expense increased $0.2 million to $12.8 million during the three months ended September 30, 2007, from $12.6 million during the three months ended September 30, 2006.

Other income increased $0.9 million to $1.7 million during the three months ended September 30, 2007, from $0.8 million during the three months ended September 30, 2006. The change was mainly due to foreign exchange gains in 2007 compared to losses in 2006 partially offset by lower income from equity affiliates and a loss on sale of accounts receivable related to the Program.

The income tax provision was $0.5 million during the three months ended September 30, 2007, compared to $2.8 million during the three months ended September 30, 2006. Due to the planned reorganization of our European operations, we no longer expect to realize a benefit from the net deferred tax asset previously recorded related to our Switzerland net operating losses. As a result, the company recorded a tax charge of $7.0 million in the quarter ending September 30, 2007. This charge was partially offset by the benefit recognized on losses in other jurisdictions.

Loss from discontinued operations decreased $12.9 million, or 96.9%, to $0.4 million during the three months ended September 30, 2007, from $13.3 million during the three months ended September 30, 2006. During the three months ended September 30, 2007, we recorded an environmental provision of $3.8 million, net of taxes, related to our former uranium processing site at Ambrosia Lake, New Mexico, for a remediation proposal to meet additional erosion controls as required by the Nuclear Regulatory Commission (“NRC”). This was offset by the recognition of amounts due from the Department of Energy (“DOE”) of $4.3 million, net of taxes, related to their share of costs at the former West Chicago site. The 2006 loss was primarily attributable to legal fees and environmental costs associated with the company’s former forest products operations of $12.3 million, net of taxes, including $11.0 million, net of tax, as a result of ongoing settlement discussions related to nonbinding mediation with the U.S. Environmental Protection Agency (EPA) regarding reimbursement for remediation of the former wood-treatment site in New Jersey. In addition, environmental costs of $3.8 million, net of taxes, for the proposed groundwater remediation solution at a former nuclear fuels plant in Crescent, Oklahoma, and additional costs for erosion and vegetation studies of $0.8 million, net of taxes, related to former uranium mines at Riley Pass, South Dakota. These losses were partially offset by the recognition of amounts due from the DOE of $3.3 million, net of taxes, related to their share of costs at the former West Chicago site.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Total net sales were $1,068.7 million during the nine months ended September 30, 2007, a decrease of 2.2% from the 2006 period. The following table presents net sales for the periods indicated:

	Nine Months Ended
	September 30,
	2007	2006	$ Change
	(In millions)

Net sales
Pigment	$991.2	$1,015.0	$(23.8)
Electrolytic and other chemical products	77.5	78.3	(0.8)

Total	$1,068.7	$1,093.3	$(24.6)

Pigment segment net sales decreased $23.8 million, or 2.3%, to $991.2 million during the nine months ended September 30, 2007, from $1,015.0 million during the nine months ended September 30, 2006. The decrease was primarily due to lower selling prices and volumes driven by the slowdown in North America’s housing market. The lower pricing and volumes were offset in part by foreign exchange rate changes. While the foreign exchange impact was an increase to sales of approximately $23.2 million, lower prices and volumes resulted in a decrease to sales of approximately $47.0 million.

Electrolytic and other chemical products businesses net sales decreased $0.8 million, or 1.0%, to $77.5 million during the nine months ended September 30, 2007, from $78.3 million during the nine months ended September 30, 2006. Sales decreased $1.3 million due to lower volume which was partially offset by increased pricing of $0.5 million.

Gross margin decreased $41.7 million, or 29.8%, to $98.3 million during the nine months ended September 30, 2007, from $140.0 million during the nine months ended September 30, 2006. Gross margin percentage decreased to 9.2% during the nine months ended September 30, 2007, from 12.8% during the nine months ended September 30, 2006. The decrease was due to lower prices and volumes of approximately $20.5 million, higher shipping and handling costs and higher manufacturing costs of $7.2 million each, and the unfavorable impact of foreign currency changes of $6.8 million. Higher manufacturing costs were a result of decreased production, which resulted in increased fixed costs per tonne sold and, coupled with increased input costs, resulted in lower gross margins.

Selling, general and administrative expenses decreased $3.7 million, or 3.9%, to $92.3 million during the nine months ended September 30, 2007, from $96.0 million during the nine months ended September 30, 2006. The decrease was mainly due to reductions in payroll and other employee benefits totaling $3.7 million and reductions of outside consulting, travel and other expenses totaling $3.5 million. Partially offsetting these decreases was a $3.5 million write-off of an information technology project related to our financial and operational systems.

Total operating loss was $6.6 million for the nine months ended September 30, 2007, a decrease of $71.0 million from the 2006 period which had a profit of $64.4 million. The following table presents operating profit (loss), with a reconciliation to consolidated income (loss) from continuing operations before income taxes, for the periods indicated:

	Nine Months Ended September 30,
	2007	2006	$ Change
	(In millions)

Operating profit (loss)
Pigment	$19.5	$51.5	$(32.0)
Electrolytic and other chemical products	(1.4)	24.8	(26.2)

Subtotal	18.1	76.3	(58.2)
Corporate and nonoperating sites	(24.7)	(11.9)	(12.8)

Total operating profit	(6.6)	64.4	(71.0)
Interest and debt expense	(37.5)	(36.9)	(0.6)
Other income, net	4.1	10.5	(6.4)

Income (loss) from continuing operations before income taxes	$(40.0)	$38.0	$(78.0)

Pigment segment operating profit decreased $32.0 million, or 62.1%, to $19.5 million during the nine months ended September 30, 2007, from $51.5 million during the nine months ended September 30, 2006. The decrease was mainly due to lower selling prices and the effect of foreign currency changes totaling approximately $33.4 million, increased shipping and handling costs of approximately $7.2 million and a restructuring charge of $2.0 million, partially offset by a decrease in selling, general and administrative expenses of approximately $10.6 million.

Electrolytic and other chemical products businesses operating profit decreased $26.2 million, to a loss of $1.4 million during the nine months ended September 30, 2007, from profit of $24.8 million during the nine months ended September 30, 2006. The income recognized in 2006 consisted mainly of a $20.5 million reimbursement settlement of our claim against the U.S. for contribution of past costs for ammonium perchlorate remediation at the Henderson, Nevada, facility. Additionally, increased manufacturing costs contributed to the reduced operating profit in the current period.

Corporate and nonoperating sites had an operating loss of $24.7 million during the nine months ended September 30, 2007, a decline of $12.8 million or 107.6% from a loss of $11.9 million during the nine months ended September 30, 2006. Additional losses in the current nine-month period were due to a $3.5 million write-off of an information technology project related to our financial and operational systems begun prior to our spin-off and $7.0 million in restructuring charges related to our work force reduction.

Interest and debt expense increased $0.6 million, or 1.6% percent, to $37.5 million during the nine months ended September 30, 2007, from $36.9 million during the nine months ended September 30, 2006. The increase was primarily due to accelerated amortization of debt issuance costs due to debt prepayments and a decrease in the amount of interest capitalized resulting from lower capital expenditures in 2007, partially offset by lower interest on our term loan due to principal prepayments.

Other income decreased $6.4 million to $4.1 million during the nine months ended September 30, 2007, from $10.5 million during the nine months ended September 30, 2006. The change was mainly due to lower foreign exchange gains in 2007 compared to 2006 and lower income from equity affiliates.

The income tax provision was $7.7 million during the nine months ended September 30, 2007, compared to $20.8 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we recorded a tax charge of $7.0 million related to our Switzerland net operating losses as we no longer expect to realize a benefit from the net deferred tax asset previously recorded and a tax charge of $4.0 million due to additional discussions with German tax authorities pertaining to the company’s ongoing income tax audit for the years 1998 through 2001. These charges were partially offset by the benefit recognized on losses in other jurisdictions.

Loss from discontinued operations decreased $23.0 million, or 92.0%, to $2.0 million during the nine months ended September 30, 2007, from $25.0 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we recorded an environmental provision of $3.8 million, net of taxes, related to our former uranium processing site at Ambrosia Lake, New Mexico, for a remediation proposal to meet additional erosion controls as required by the NRC. We also recorded a provision of $1.4 million, net of taxes, due to the identification and expected remediation of additional contaminated soil at a former forest products site in Columbus, Mississippi. These losses were offset by the recognition of amounts due from the DOE of $5.8 million, net of taxes, related to their share of costs at the former West Chicago site. In 2006, the loss from discontinued operations included $15.8 million, net of taxes, for legal fees and environmental costs associated with the company’s former forest products operations, including $11.0 million, net of tax, as a result of ongoing settlement discussions related to nonbinding mediation with the EPA regarding reimbursement for remediation of the former wood-treatment site in New Jersey. The loss also included environmental costs for the former West Chicago site, net of DOE reimbursements and net of taxes, of $2.4 million, and additional environmental costs of $3.8 million, net of taxes, for the proposed groundwater remediation solution at a former nuclear fuels plant in Crescent, Oklahoma.

Financial Condition and Liquidity

General

Our primary cash needs are for working capital, capital expenditures, environmental cash expenditures and debt service under the senior secured credit facility, the unsecured notes and the note payable due July 2014. We believe that our cash flows from operations, together with available borrowings under our revolving credit facility, will be sufficient to meet these cash needs. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our cash flows from operations are less than we expect, we may need to raise additional capital. We may also require additional capital to finance our future growth and development, implement additional marketing and sales activities, and fund our ongoing research and development activities.

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

We have an interest in The LandWell Company LP (“LandWell”), a limited partnership formed to market or develop land in the Henderson, Nevada, area. LandWell has commenced negotiations with a number of parties who have interest in the development of either part or all of approximately 2,200 contiguous acres of its land in Henderson for eventual use as a new, mixed-use master planned community. However, we do not currently anticipate any cash flows associated with this in 2007. LandWell’s efforts to secure zoning for the site were successful with final approval of the development standards and development agreement being received from the City of Henderson on October 2, 2007. This large parcel, in addition to other parcels available for sale by LandWell or under contract, is in the vicinity of our Henderson facility. Cash flows resulting from the sale of the

2,200 contiguous acres of land in the Henderson, Nevada, area must be used to pay down outstanding debt under our senior secured credit facility.

We are making progress in negotiations with interested parties for the sale of parcels of land which are 100% Tronox owned. In June 2007, we executed agreements or letters of intent involving certain parcels of 100% Tronox owned land in the Henderson, Nevada, area. Since that time, a 53-acre parcel has been placed under contract. Closing is anticipated for December 2007. A typical sale condition is that closing is contingent on receipt of environmental “no further action” letters from the state and there is no certainty if or when these can be obtained.

Of cash and cash equivalents at September 30, 2007, $54.3 million was held in the U.S. and $10.6 million was held in other countries.

Cash Flows from Operating Activities.  Net cash flows from operating activities during the nine months ended September 30, 2007, were $96.4 million compared to $62.9 million during the nine months ended September 30, 2006. The decreased income for the 2007 period was offset by cash flows from the sale of accounts receivables through our receivables securitization program and reduction of our working capital as a result of recent management initiatives.

Cash Flows from Investing Activities.  Net cash used in investing activities during the nine months ended September 30, 2007, was $50.5 million compared to $59.8 million during the nine months ended September 30, 2006.

Capital expenditures in the 2007 period were $51.5 million. Significant projects in 2007 include upgrading the oxidation line and waste treatment facility at the Botlek, Netherlands, facility and process improvement projects at the Hamilton, Mississippi; Henderson, Nevada; Savannah, Georgia; and Uerdingen, Germany, facilities.

Capital expenditures in the 2006 period were $61.3 million. Significant projects during the 2006 period included changes to convert waste to a saleable product and reduce raw material costs at the Uerdingen, Germany, facility, upgrading the oxidation line at the Botlek, Netherlands, facility and process improvements at the Hamilton, Mississippi, facility for the purpose of producing a new grade of pigment for use in architectural paints.

Capital expenditures in 2007 are expected to be in the range of $75 million to $80 million, which includes capital for the planned expansion at our Kwinana, Western Australia, pigment plant.

Cash Flows from Financing Activities.  Net cash used in financing activities during the nine months ended September 30, 2007, was $49.5 million compared to $9.0 million during the nine months ended September 30, 2006. Cash used in 2007 included $44.6 million in long-term debt payments, $6.2 million in dividend payments and costs of $0.3 million to modify debt. These were partially offset by proceeds from stock option exercises of $1.6 million. The cash used in 2006 consisted of $2.6 million in long-term debt repayment and costs of $2.3 million to complete the issuance of debt in addition to $4.1 million in dividend payments.

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

We were in compliance with our financial covenants at September 30, 2007. However, there can be no assurance that we will be in compliance with such covenants in the future. Future compliance with the covenants may be adversely affected by various economic, financial and industry factors. Noncompliance with the covenants would constitute an event of default under the credit agreement, allowing the lenders to accelerate repayment of any outstanding borrowings and/or to terminate their commitments to the credit facility. In the event of any future noncompliance with any covenants, we would seek to negotiate amendments to the applicable covenants or to obtain waivers from our lenders.

We are required, under the terms of the credit agreement, to remit a certain percentage of excess cash flow (“ECF Percentage,” as defined in the credit agreement) as a prepayment of the principal. As a result, in addition to the normal quarterly installments, the first such mandatory payment, in the amount of $11.1 million, was paid in April 2007 based on the ECF Percentage for the fiscal year 2006. We are also required to remit 50% of the cash proceeds from qualifying accounts receivable sales as a prepayment of principal. As a result of the securitization program we implemented in the third quarter of 2007, proceeds of $30.3 million were remitted in September 2007 as required, with an additional $20.0 million remitted in October 2007 as an optional prepayment.

Note Payable due July 2014.  In July 2006, Tronox Western Australia Pty Ltd, our wholly owned subsidiary, completed the purchase of a 50% undivided interest in additional mining tenements and related mining assets. We acquired the mine tenements by entering into an eight-year note payable agreement. As a result, we had additional debt totaling $8.8 million as of December 31, 2006. A required payment of $1.8 million in the third quarter of 2007 along with a $1.1 million revaluation of this Australian dollar denominated debt resulted in a balance of $8.1 million at September 30, 2007.

Receivables securitization.  We executed a $100.0 million accounts receivable securitization program (the “Program”) in September 2007 with an initial term of one year. Under the Program, receivables owned by our U.S. subsidiaries are sold on a recurring basis to Tronox Funding LLC (“Funding”), a wholly owned special purpose subsidiary owned by us. Funding, in turn, sells to either Amsterdam Funding Corporation (“AFC”), an asset-backed commercial paper conduit sponsored by ABN AMRO Bank N.V. (“ABN”), or to ABN directly (both AFC and ABN collectively referred to as “Amsterdam”) an undivided percentage ownership interest in the pool of receivables Funding acquires from the company (subject to a program limit in the aggregate of $100.0 million). We retain the servicing responsibility for the accounts receivable. At September 30, 2007, receivables sold by us to Funding totaled $101.9 million, of which $62.1 million was sold to Amsterdam in the form of the purchased participation interest, resulting in a subordinated retained interest held by us with a carrying amount of $39.8 million. The subordinated retained interest serves as over-collateralization on the purchased interest by Amsterdam and, thus, provides credit enhancement to the Program.

Off-Balance Sheet Arrangements

We have entered into agreements that require us to indemnify third parties for losses related to environmental matters, litigation and other claims. We have recorded no material obligations in connection with such indemnification obligations as none are currently evaluated as probable of loss. In addition, pursuant to the MSA, we will be required to indemnify Kerr-McGee for all costs and expenses incurred by it arising out of or due to our environmental and other liabilities other than such costs and expenses reimbursable by Kerr-McGee pursuant to the MSA. At September 30, 2007, we had outstanding letters of credit in the amount of $68.5 million, of which $67.6 million was issued under our credit agreement, resulting in unused capacity under the revolving credit facility of $182.4 million. These letters of credit have been granted to us by financial institutions to support our environmental cleanup costs and miscellaneous operational and severance requirements in international locations.

Outlook

With increasing demand and limited capacity expansion in the industry, we continue to project a positive long-term outlook for the global titanium dioxide industry. We estimate global demand growth in 2007 will be in excess of 3.2%. Demand remains strong in the Asia-Pacific and European regions, while North American demand continues to be impacted by the weak housing market.

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

We are exposed to market risks, including credit risk, foreign currency exchange rates, natural gas prices and interest rates. To reduce the impact of these risks and to increase the predictability of cash flows, from time to time, we enter into derivative contracts.

Our derivatives include forward contracts to buy and sell foreign currencies that have not been designated as cash flow hedges. Changes in the fair value of the foreign currency contracts are reflected in other income, net, in the condensed consolidated statements of operations. The following table presents the notional amounts at the contract exchange rates and the weighted-average contractual exchange rates for contracts to purchase (sell) foreign currencies outstanding at September 30, 2007. All amounts are U.S. dollar equivalents. The estimated fair value of our foreign currency forward contracts is based on the forward exchange rates quoted by financial institutions at quarter end.

	Notional	Weighted-Average
	Amount	Contract Rate
	(In millions)

Maturing in 2007 —
Euro	$(4.6)	1.3213
Australian dollar	$1.9	.7781
Maturing in 2008 —
Australian dollar	$6.3	.8139

We also enter into derivative instruments that generally fix the commodity prices to be paid for a portion of our forecasted natural gas purchases. These commodity contracts have been designated and qualified as cash flow hedges. At September 30, 2007, we had outstanding contracts for 66% of our anticipated natural gas usage in the fourth quarter of 2007 related to our U.S. operations, with an average contract price of $7.47/MMBtu.

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

After dismissal of the Administrative Order, representatives of the EPD, the U.S. Environmental Protection Agency (the “EPA”) and Tronox continued with their discussions regarding a resolution of the alleged violations, with the EPA taking the lead role in these discussions. On December 6, 2006, the EPA informed Tronox Pigments (Savannah) Inc. that it had submitted a civil referral to the U.S. Department of Justice (the “DOJ”) with respect to the air quality bypass issue and for matters stemming from the EPA led Resource Conservation and Recovery Act (“RCRA”) Compliance Evaluation Inspection (“CEI”) that occurred in January 2006. Prior to the filing of any formal action, the DOJ has agreed to a series of settlement negotiations to determine if the matter can be resolved. After discussions with the EPA and the DOJ, the company tendered an offer of settlement and compromise to the government on June 22, 2007, to settle all outstanding issues in the amount of $600,000 as a cash penalty payable over an eight-month period and approximately $2.4 million in supplemental environmental projects. Discussions regarding the offer of settlement and compromise are ongoing.

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

At Columbus, Mississippi, the consolidated federal case, which had been set for initial trial of two plaintiffs in November 2007, was stricken from the court’s docket so that the parties could pursue mediation. Counsel for the parties are negotiating the terms for a mediation agreement. On October 3, 2007, the judge entered an order dismissing the consolidated litigation without prejudice, limiting future litigation to individual cases that are not settled through mediation.

At Avoca, Pennsylvania, 35 state court lawsuits were filed in 2005 by over 4,000 plaintiffs. The plaintiffs have classified their claims into various alleged disease categories. In September 2005, the judge ordered that discovery and the first trial will focus on plaintiffs who allege precancerous skin lesions. The first trial was scheduled for August 2007, but in May 2007 the parties agreed on arbitration as an alternative to this litigation. The trial judge approved arbitration and placed the lawsuits on an inactive docket. The first arbitration, to address plaintiffs who claim pre-cancerous skin lesions, was conducted from October 1 to 10, 2007, with a single arbitrator to decide whether plaintiffs’ claims should be compensated. Post-hearing matters will be fully submitted to the arbitrator by the end of the year.

At Texarkana, Texas, the five plaintiffs in May v. Tronox concluded settlement negotiations with the insurer for Tronox in April 2007, and the case was dismissed in June 2007. Similarly, in Avance v. Tronox, 27 plaintiffs reached settlements with the insurer in July, and the case was dismissed on October 12, 2007. In Jeans v. Tronox, six plaintiffs’ claims are set for trial in April 2008.

On June 25, 2007, the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund sued Tronox LLC and unnamed others in Superior Court, Law Division, Somerset County, New Jersey. The plaintiffs allege defendants are responsible for releases from the Federal Creosote Superfund Site that damaged the state’s groundwater and seek natural resource damages, and reimbursement of costs that the state expended at the site and other similar relief. Tronox LLC has filed an Answer in the matter. The state court has ordered that the case be stayed and referred the matter to the ongoing mediation with the EPA regarding the site.

For a discussion of other legal proceedings and contingencies, including proceedings related to our environmental liabilities, see our Annual Report on Form 10-K for the year ended December 31, 2006, and Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the listing of risk factors to be considered by investors in the company’s securities as included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1		Amended and restated Certificate of Incorporation of Tronox Incorporated (incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
3.2		Amended and Restated Bylaws of Tronox Incorporated (incorporated by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10.1		Receivables Sale Agreement among Tronox Funding LLC, as Seller, Tronox Worldwide LLC, as Initial Collection Agent, ABN Amro Bank N.V as the Agent, the Committed Purchasers and Amsterdam Funding Corporation as Conduit, dated September 26, 2006 (incorporated by references to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2007).
10.2		Purchase and Sale Agreement among Tronox LLC and Tronox Pigments (Savannah) Inc., as Originators, and Tronox Funding LLC, as Buyer, dated September 26, 2007 (incorporated by references to Exhibit 10.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2007).
31	.1*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tronox Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2007.

Tronox Incorporated

By:	/s/ Thomas W. Adams
Name:     Thomas W. Adams

Title:	Chief Executive Officer

By:	/s/ Mary Mikkelson
Name:     Mary Mikkelson

Title:	Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David J. Klvac
Name:     David J. Klvac

Title:	Vice President and Controller
(Principal Accounting Officer)