Form 10-K
period 2007-12-31
TRONOX INC
filed 2008-03-14
CIK 1328910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market values of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant, computed by reference to the prices at which the classes of common stock were last sold on the New York Stock Exchange on June 29, 2007, were $269.4 million and $321.6 million, respectively.

As of February 18, 2008, 18,758,306 shares of the company’s Class A common stock and 22,889,431 shares of the company’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the year end with respect to its Annual Meeting of Shareholders to be held on May 14, 2008.

Tronox Incorporated

Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report regarding Tronox Incorporated’s or management’s intentions, beliefs or expectations, or that otherwise speak to future events, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include those statements preceded by, followed by or that otherwise include the words “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “budget,” “goal,” “plans,” “objective,” “outlook,” “should” or similar words. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the market value of Tronox Incorporated’s products, demand for consumer products for which Tronox Incorporated’s businesses supply raw materials, the financial resources of Tronox Incorporated and its competitors, changes in laws and regulations, the ability to respond to challenges in international markets, including changes in currency exchange rates, political or economic conditions in areas where Tronox Incorporated operates, trade and regulatory matters, general economic conditions, cost and availability of raw materials and transportation and other factors and risks identified in Tronox Incorporated’s U.S. Securities and Exchange Commission filings. Actual results and developments may differ materially from those expressed or implied in this Annual Report on Form 10-K. Tronox Incorporated does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. Investors are urged to consider closely the disclosures and risk factors in this Annual Report on Form 10-K.

TRONOX INCORPORATED

PART I

Item 1.	Business

Company Background

Tronox Incorporated, a Delaware corporation, (NYSE: TRX, TRX.B) was formed on May 17, 2005, and upon an initial public offering (“IPO”), became a publicly traded company in November 2005. The terms “Tronox,” “the company,” “we,” “our” and similar terms are used interchangeably in this Annual Report to refer to Tronox Incorporated and its consolidated subsidiaries or to one or more of the companies that are part of the consolidated group. Prior to the IPO, we were a wholly owned subsidiary of Kerr-McGee Corporation (“Kerr-McGee”) comprising substantially all of its chemical business. Concurrent with the IPO, we, through our wholly owned subsidiaries, entered into borrowings of $550.0 million from senior unsecured notes and a senior secured credit facility. We distributed substantially all of the proceeds from the IPO and borrowings to Kerr-McGee. Following the IPO, Kerr-McGee retained 56.7% of our total outstanding stock which it distributed as dividends to Kerr-McGee shareholders on March 30, 2006, resulting in Kerr-McGee having no voting ownership interest in Tronox. Through our past affiliation with Kerr-McGee, we have more than 40 years of experience operating in the chemical industry. In 2006, Kerr-McGee was acquired by Anadarko Petroleum Corporation (“Anadarko”).

Our business has one reportable segment, pigment, and other businesses which include electrolytic and other chemical products. Our pigment segment is one of the leading global producers and marketers of titanium dioxide pigment (“TiO2”), a white pigment used in a wide range of products. Our electrolytic and other chemical products businesses produce electrolytic manganese dioxide, sodium chlorate, boron-based and other specialty chemicals. See Note 20 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K for additional segment and geographic information.

In the past, we have operated or held businesses or properties, or currently hold properties, that do not relate to the current chemical business, including businesses involving the treatment of forest products, the refining and marketing of petroleum products, offshore contract drilling, coal mining and the mining, milling and processing of nuclear materials.

Based on the country of production, the geographic distribution of our net sales was as follows during the last three years:

	2007	2006	2005
	(Millions of dollars)

United States	$755.1	$753.4	$757.7
International	671.2	668.4	617.5

	$1,426.3	$1,421.8	$1,375.2

Competitive Strengths

We benefit from a number of competitive strengths, including the following:

Leading Market Positions

We are the world’s third-largest producer and marketer of TiO2 products based on reported industry capacity by the leading TiO2 producers and the world’s second-largest producer and supplier of TiO2 manufactured via proprietary chloride technology which we believe is preferred for many of the largest end-use applications. We estimate that we have a 13% share of the $6.3 billion global market for the use of TiO2 in coatings, which industry sources consider the largest end-use market. We believe our leading market positions provide us with a competitive advantage in retaining existing customers and obtaining new business.

Global Presence

We are one of the few TiO2 manufacturers with global operations. We have production facilities and a sales and marketing presence in the Americas, Europe and the Asia-Pacific regions. In 2007, sales into the Americas accounted for approximately 43% of our total TiO2 net sales, followed by approximately 30% into Europe and approximately 27% into the Asia-Pacific region. Our global presence enables us to provide customers in approximately 100 countries with a reliable source of multiple grades of TiO2. The diversity of the geographic markets we serve also mitigates some of our exposure to regional economic downturns.

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

Innovative, High-Performance Products

We offer innovative, high-performance products for nearly every major TiO2 end-use application, including seven grades of TiO2 for specialty applications such as food, catalysts, electro-ceramics and pharmaceutical applications. We are dedicated to continually developing our TiO2 products to better serve our customers and responding to the increasingly stringent demands of their end-use markets. We have new and improved products for nearly every major application, and these grades are in various stages of development and preliminary plant trials. In 2007, we introduced a high-performance product for plastics.

Proprietary Production Technology

We are one of a limited number of producers in the TiO2 industry to hold the rights to a proprietary chloride process for the production of TiO2. Approximately 83% of our gross production capacity uses this process technology, which is the subject of numerous patents worldwide. TiO2 produced using chloride process technology is preferred for many of the largest end-use applications. The chloride production process generates less waste, uses less energy and is less labor intensive than the sulfate process. The complexity of developing and operating the chloride process technology makes it difficult for others to enter and successfully compete in the chloride process TiO2 industry.

Experienced Management Team

Our management team has an average of 23 years of business experience. The diversity of their business experience provides a broad array of skills that contributes to the successful execution of our business strategy. Our operations team and plant managers, who have an average of 22 years of manufacturing experience, participate in the development and execution of strategies that have resulted in production volume growth, production efficiency improvements and cost reductions. The experience, stability and leadership of our sales organization have been instrumental in growing sales volumes and developing and maintaining customer relationships.

Business Strategy

We use specific and individualized operating measures throughout our organization to track and evaluate key metrics. This approach serves as a scorecard to ensure alignment with, and accountability for, the execution of our strategy, which includes the following components:

Strong Customer Focus

We target our key markets with innovative, high-performance products that provide enhanced value to our customers at competitive prices. A key component of our business strategy is to continually enhance our product portfolio with high-quality, market-driven product development. We design our TiO2 products to satisfy our customers’ specific requirements for their end-use applications and align our business to respond quickly and efficiently to changes in market demands. A new grade for polyolefin masterbatch was introduced in 2007. Additional new customer-focused products are scheduled for introduction in 2008 and 2009.

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

Cornerstone Performance Improvement Program

In mid-2006, we implemented Project Cornerstone to improve our financial performance. Formal teams and a structured project approach were utilized to execute agreed upon work plans and timelines over a five-year period. As of the end of 2007, we were ahead of our cumulative targets in Project Cornerstone operating and selling, general and administrative cost and working capital and capital expenditure reductions. We were behind on our objectives related to land sales. The program is designed to achieve targeted levels of performance in a number of key operational and financial areas such as:

•	Operations/supply chain cost reductions

•	Selling, general and administrative cost reductions

•	Accounts receivable reduction in number of days outstanding

•	Total inventory reductions

•	Land sales programs to monetize stranded assets

•	Capital expenditure reductions for ongoing requirements

Operational Excellence

In 2007, due to the continual focus on safety throughout the organization, we achieved our best safety performance on record. We also improved in the areas of energy efficiency, operating efficiencies and managing fixed cost and continued to use a broad spectrum of TiO2 ores, while maintaining the TiO2 yield through more tightly controlled plant operations.

Maximize Asset Efficiency

We optimize our production plan through strategic use of our global facilities to save on transportation, tariffs and warehousing costs. Our production process is designed with multiple production lines. As a result, we can remedy issues with an individual line without shutting down other lines and idling an entire facility. We also actively manage production capability across all facilities. For instance, if one plant’s finishing lines are already at full capacity, that plant’s unfinished TiO2 can be transferred to another plant for finishing.

Supply Chain Optimization

We improve our supply chain efficiency by focusing on reducing both operating costs and working capital needs. Our supply chain efforts to lower operating costs consist of reducing procurement spending, lowering transportation and warehouse costs and optimizing production scheduling.

Organizational Alignment

Aligning the efforts of our employees with our business strategies is critical to our success. To achieve that alignment, we evaluate the performance of our employees using a balanced scorecard approach. We also invest in training initiatives that link our employees’ activities directly to our business strategies. For instance, we continue to utilize Six Sigma and lean manufacturing methodology training to support our operational excellence and asset efficiency strategic objectives.

Pigment Segment

Background

TiO2 is used in a wide range of products for its exceptional ability to impart whiteness, brightness and opacity. TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, food and cosmetics. TiO2 is widely considered to be superior to alternative white pigments in large part due to its hiding power, which is the ability to cover or mask other materials effectively and efficiently. For example, TiO2’s hiding power helps prevent show-through on printed paper materials (making the materials easier to read) and a high concentration of TiO2 within paints reduces the number of coats needed to cover a surface effectively. TiO2 is designed, marketed and sold based on specific end-use applications.

The global TiO2 market is characterized by a small number of large global producers. In addition to our company, there are four other major producers: E.I. du Pont de Nemours and Company, National Titanium Dioxide Company Ltd. (“Cristal”), Huntsman Corporation and Kronos Worldwide, Inc. These five major producers accounted for approximately 68% of the global market in 2007, according to reports by these producers.

Based on reported industry sales by the leading TiO2 producers, we estimate that global sales of TiO2 in 2007 exceeded 4.9 million tonnes, generating approximately $11 billion in industry-wide revenues. Because TiO2 is a “quality of life” product, its consumption growth is closely tied to a given region’s economic health and correlates over time to the growth in its average gross domestic product (“GDP”). According to industry estimates, TiO2 consumption has been growing at a compounded annual growth rate of approximately 2.8% over the past decade.

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

We market TiO2 under the brand name TRONOX®, and our pigment segment represented approximately 93% of our net sales in 2007. Our world-class, high-performance pigment products are critical components of everyday consumer applications, such as coatings, plastics and paper, as well as specialty products, such as inks, foods and cosmetics.

Globally, including all of the production capacity of the facility operated under our Tiwest Joint Venture (discussed below), we have 535,000 and 107,000 tonnes of aggregate annual chloride and sulfate TiO2 production capacity, respectively. We hold more than 200 patents worldwide, as well as other intellectual property and a highly skilled and technologically sophisticated work force.

The following are developments during 2007 that enable execution of Tronox’s overall strategic plan to increase profitability, optimize our asset base and grow sales in key regions and customers.

•	The feasibility study related to the expansion of the Tiwest TiO2 plant in Western Australia was completed during the fourth quarter of 2007. Implementation of the expansion is contingent upon finalization of the expansion agreements between the joint venture partners, which is expected to be completed during the first quarter of 2008.

•	We have begun a reorganization of our European operations and legal entities. The reorganization project will substantially reduce the number of Tronox legal entities in Europe and establish a new, more cost-effective legal structure for us.

•	During August 2007, we announced the following related to a work force reduction program and certain changes to our United States (“U.S.”) retirement plans:

–	Our U.S. work force was reduced by 46 employees. We will also not be filling 55 previously vacant positions. The program was substantially completed as of December 31, 2007, with two employees remaining into early 2008 for transition purposes. In connection with the program, we incurred pretax charges of $10.0 million for severance, special termination benefits under our pension plan and other employee related costs.

–	We made changes to our retiree medical and life insurance plans related to cost-sharing provisions between us and plan participants, life insurance benefits and certain retirement eligibility criteria. These changes are effective April 1, 2009 and have reduced our postretirement obligation by approximately $93.1 million and our pretax noncash expense by approximately $6.0 million for the fiscal year.

–	We made certain prospective amendments to the pension plan effective January 1, 2008, which will reduce the related net periodic cost for 2008 and future periods.

•	During September 2007, we executed a $100.0 million accounts receivable securitization program (the “Program”) with an initial term of one year. At December 31, 2007, the net balance in receivables sold by us was approximately $57.0 million.

Facilities

We have two facilities located in the U.S., and we have one facility in each of Australia, Germany and the Netherlands. We own our facilities in Germany and the Netherlands, and the land under these facilities is held pursuant to long-term leases. We own our facilities in the U.S. and hold a 50% undivided interest in our Australian facility.

The following table summarizes our titanium dioxide production capacity (in gross tonnes per year) as of December 31, 2007, by location and process:

Facility	Capacity		Process

Hamilton, Mississippi	225,000		Chloride
Savannah, Georgia	110,000		Chloride
Kwinana, Western Australia	110,000	(1)	Chloride
Botlek, Netherlands	90,000		Chloride
Uerdingen, Germany	107,000		Sulfate

Total	642,000

(1)	Reflects 100% of the production capacity of the pigment plant, which is owned 50% by us and 50% by our joint venture partner.

Including the TiO2 produced by our Australian facility, we produced approximately 597,000 tonnes of TiO2 in 2007. Our average production rates, as a percentage of capacity, were 93%, 95% and 94%, in 2007, 2006 and 2005, respectively. Excluding the Savannah sulfate facility we closed in September 2004, over the past five years, production at our current facilities increased by approximately 15%, primarily due to low-cost process improvements, improved uptime and debottlenecking. Our global manufacturing presence, coupled with our ability to increase capacity incrementally, makes us a stable supplier to many of the largest TiO2 consumers.

Manufacturing Process

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

Raw Materials.  The primary raw materials that we use to produce TiO2 are various types of titanium-bearing ores, including ilmenite, natural rutile, synthetic rutile, titanium-bearing slag and leucoxene. We generally purchase ores under multi-year agreements from a variety of suppliers in Australia, Canada, India, Norway, South Africa, Ukraine and the U.S. We purchase approximately 33% of the titanium-bearing ores we require from two suppliers under long-term supply contracts that expire in 2008 through 2010. Approximately 81% of the synthetic and natural rutile used by our facilities are obtained from the operations under the Tiwest joint venture arrangement (discussed below). We do not anticipate difficulties obtaining long-term extensions to our existing supply contracts prior to their expiration. Other significant raw materials include chlorine and petroleum coke for the chloride process, which we obtain from many suppliers worldwide, and sulfuric acid for the sulfate process, which we produce ourselves.

The Tiwest Joint Venture

Our subsidiary, Tronox Western Australia Pty. Ltd. (“TWA”), has a 50% undivided interest in all of the assets that comprise the operations conducted in Australia under the Tiwest Joint Venture (“TJV”) arrangement and is severally liable for 50% of associated liabilities. The remaining 50% undivided interest is held by a subsidiary of our joint venture partner, Exxaro Australia Sands Pty Ltd (“Exxaro”), which is a subsidiary of Exxaro Resources Limited. The joint venture partners operate a chloride process TiO2 plant located in Kwinana, Western Australia (the “Kwinana Facility”), a mining venture in Cooljarloo, Western Australia, a mineral separation plant and a synthetic rutile processing facility, both in Chandala, Western Australia. Under separate marketing agreements, we have the right to market our partner’s share of the TiO2 produced by the Kwinana Facility.

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

Heavy Minerals.  The joint venture partners mine heavy minerals from 29,161 acres under long-term mineral leases from the State of Western Australia. Our 50% undivided interest in the properties’ remaining in-place proven and probable reserves is 4.9 million tonnes of heavy minerals contained in 135 million tonnes of sand averaging

3.5% heavy minerals. The valuable heavy minerals are composed on average of 59% ilmenite, 11% zircon, 5% natural rutile and 3% leucoxene, with the remaining 22% of heavy minerals having no significant value. Ongoing evaluation of these mining leases, including leases acquired in 2006, is expected to result in an increase in our reserves.

Heavy-mineral concentrate from the mine is processed at a 750,000-tonne per year dry separation plant. Some of the recovered ilmenite is upgraded at the nearby synthetic rutile facility in Chandala, which has a capacity of 235,000 tonnes per year. Synthetic rutile is a high-grade TiO2 feedstock. All of the synthetic rutile feedstock for the TiO2 plant located at Kwinana is provided by the Chandala processing facility. Production of feedstock in excess of the plant’s requirements is sold to our other facilities with any remainder sold to third parties.

The following table summarizes our heavy mineral reserves and production for each of the years indicated. Mineral reserves in this table represent the estimated quantities of proven and probable ore that, under anticipated conditions, may be profitably recovered and processed for the extraction of their mineral content. Future production of these resources depends on many factors, including market conditions and government regulations. See “Risk Factors — Fluctuations in costs of our raw materials or our access to supplies of our raw materials could have an adverse effect on our results of operations.”

	2007	2006	2005
	(Gross tonnes)

Proven and probable reserves (as of year end)	4,918,000	5,281,000	5,145,000
Production	339,150	326,250	300,000

End-Use Markets and Applications

The major end-use markets for TiO2 products, which we sell in the Americas, Europe and the Asia-Pacific region, are coatings, plastics and paper and specialty products. The tables below summarize our 2007 net sales by geography and our 2007 sales volume by end-use market:

2007 Net Sales by Geography		2007 Sales Volume by End-Use Market

Americas	43%	Coatings	69%
Europe	30%	Plastics	22%
Asia-Pacific	27%	Paper and Specialty	9%

Coatings End-Use Market.  The coatings end-use market represents the largest end-use market for TiO2 products and accounts for approximately 60% of overall industry demand, based on reported industry sales volumes. Customers in the coatings end-use market demand exceptionally high quality standards for TiO2, especially with regard to opacity, durability, tinting strength and brightness. We recognize four sub-markets within the coatings end- use market based on application, each of which requires different TiO2 formulations. The table below summarizes the sub-markets within coatings, as well as their applications and primary growth factors:

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

Plastics End-Use Market.  The plastics end-use market accounts for approximately 24% of overall industry demand for TiO2, based on reported industry sales volumes. Plastics producers focus on TiO2’s opacity, durability, color stability and thermal stability. We recognize four sub-markets within the plastics market based on application, each of which requires different TiO2 formulations. The table below summarizes the sub-markets within plastics, as well as their applications and primary growth factors:

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

Paper and Specialty End-Use Market.  The paper and specialty end-use market accounts for approximately 16% of overall industry demand for TiO2, based on reported industry sales volumes. We recognize four sub-markets within paper and specialty end-use market based on application, each of which requires different TiO2 formulations. The table below summarizes the sub-markets within paper and specialty, as well as their applications and primary growth factors:

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

Sales and Marketing

We supply TiO2 to a diverse customer base that includes market leaders in each of the major end-use markets for TiO2. In 2007, our ten largest customers represented approximately 35% of our total sales volume; however, no single customer accounted for more than 10% of our total sales volume.

In addition to price and product quality, we compete on the basis of technical support and customer service. Our direct sales and technical service organizations carry out our sales and marketing strategy and work together to provide quality customer service. Our direct sales staff is trained in all of our products and applications. Due to the technical requirements of TiO2 applications, our technical service organization and direct sales offices are supported by a regional customer service staff located in each of our major geographic markets.

Our sales and marketing strategy focuses on effective customer management through the development of strong relationships throughout our company with our customers. We develop customer relationships and manage customer contact through our sales team, technical service organization, research and development team, customer service team, plant operations personnel, supply chain specialists and senior management. We believe that multiple points of customer contact facilitate efficient problem-solving, supply chain support, formula optimization and product co-development. By developing close relationships with our customers and providing well-designed products and services, we believe we are a value-added business partner.

Competitive Conditions

The global market in which our TiO2 business operates is highly competitive. Worldwide, we believe that we and the four other major producers are the only companies that use proprietary chloride process technology for production of TiO2. We estimate that, based on gross sales volumes, these companies accounted for approximately 68% of the global market share in 2007. We believe that cost efficiency and product quality, as well as technical and customer service, are key competitive factors for TiO2 producers.

TiO2 produced using chloride process technology is preferred for many of the largest TiO2 end-use applications; however, TiO2 produced using sulfate process technology is preferred for certain specialty applications. The following table summarizes the estimated market share and production process mix for the five leading TiO2 producers for fiscal year 2007:

	2007 Global	2007 Production Process Mix
	Market Share	Chloride	Sulfate

DuPont	22%	100%	—
Cristal	14%	80%	20%
Tronox	12%	83%	17%
Kronos	10%	72%	28%
Huntsman	10%	31%	69%
Others	32%	13%	87%

As of December 31, 2007, including the total production capacity of TJV, we had global production capacity of 642,000 tonnes per year and an approximate 12% global market share. In addition to the major competitors discussed above, we compete with numerous smaller, regional producers, as well as producers in China that have expanded their sulfate production capacity during the previous five years.

The year 2007 was challenging for the TiO2 industry due to increasing input costs and decreasing TiO2 prices. During the year, the industry saw continued increasing costs for major TiO2 inputs such as chlorine, coke, caustic soda and energy. Due to the competitive environment for TiO2 sales and decreasing demand for TiO2 in the U.S. as a result of a downturn in the housing sector and increasing energy costs, we were not able to pass these cost increases through in the terms of TiO2 pricing. This margin squeeze has continued to be an area of priority for us as we continue to seek revenue enhancement initiatives as well as cost reduction strategies. At the end of 2007, we were ahead of target on our Project Cornerstone initiatives to reduce operating and selling, general and administrative costs and enhance revenues with a cumulative reduction of $70 million in cash cost reductions since the project inception in April of 2006. Project Cornerstone will remain a focus area for us with additional 2008 targeted cash cost savings of $22 million.

Titanium Dioxide Outlook

The world economy has experienced a prolonged period of GDP growth over the past several years and throughout 2007. In Europe, we observed continued strength in the TiO2 demand with some moderation compared to 2006. Asia continued to be the strongest growth region, in line with developing economies’ needs. The Americas continued to be a challenging region of the world due primarily to the U.S. economy’s continued struggles with the housing market; however, this was offset with very strong growth in Latin American countries. Due to the slowdown in the housing sector and its effects, the U.S. economy is expected to remain soft for the first half of 2008 but may begin to turn around in the second half of the year. While growth in the lower margin Asia Pacific region is expected to remain close to last year, the growth in this area is not expected to totally compensate for the impact of weak U.S. growth on the global economy. Outlook for emerging economies remains positive overall, but some moderation in growth is also expected.

Following the moderation in growth in 2008, the long-term outlook for TiO2 remains positive with increasing demands in the rapidly growing Asia-Pacific region. This, coupled with the fact that the industry is not expecting significant increases in capacity due to new plant construction until at least 2011, should contribute to strong supply and demand fundamentals.

Electrolytic and Other Chemical Products

Background

The electrolytic and other chemical products businesses are primarily focused on three end-use markets: advanced battery materials, sodium chlorate for pulp and paper manufacture and specialty boron products serving the semi-conductor, pharmaceutical and igniter industries.

Battery Materials.  The battery industry is comprised of two application areas: primary (non-rechargeable) and secondary (rechargeable) with the former representing the majority of battery shipments. The primary battery market is dominated by alkaline battery technologies which are designed to address the various power delivery requirements of a multitude of consumer and industrial battery-powered devices. Alkaline batteries are higher performing and more costly than batteries using the older zinc carbon technology, and represent approximately 81% of primary battery market demand in the U.S.

Electrolytic manganese dioxide (“EMD”) is the active cathode material for alkaline batteries. We are a leading supplier of EMD for the alkaline battery industry. EMD quality requirements for alkaline technology are much more demanding than for zinc carbon technology and, as a result, alkaline-grade EMD commands a higher price than zinc carbon-grade EMD. The older zinc carbon technology remains in developing countries such as China and India. As the economies of China and India continue to mature, and the need for more efficient energy sources develops, we anticipate that the demand for alkaline-grade EMD will increase. Demand for alkaline-grade EMD will be further fueled by the continued growth of consumer electronics devices partly offset by the trend toward smaller battery sizes.

The market application for rechargeable lithium batteries includes consumer electronics such as cell phones, computers, digital cameras, and increasingly for high-power applications that include power tools, hybrid electric vehicles (“HEVs”/“EVs”), and interruptible power supplies. A combination of improved power delivery performance and lighter weight has allowed rechargeable lithium technology to displace older lead acid and nickel cadmium technologies. The performance advantage is particularly significant in second generation higher-power lithium applications, such as power tools and HEVs, contributing to double digit growth in this segment. There are several competing cathode materials for this fast growing lithium battery segment, with lithium manganese dioxide (“LMO”) being one of the leading technologies. We believe we are the market leader in the production of LMO primarily for power tool applications.

The main raw material that we use to produce battery materials is manganese ore, which is purchased under both multi-year agreements and spot contracts.

Sodium Chlorate.  The pulp and paper industry accounts for more than 95% of the market demand for sodium chlorate, which uses it to bleach pulp. Although there are other methods for bleaching pulp, the chlorine dioxide process is preferred for environmental reasons. Approximately 62% of North American sodium chlorate production capacity is located in Canada due to the availability of lower cost hydroelectric power, which reduces manufacturing costs and ultimately, product prices. However, we believe that the proximity of domestic sodium chlorate producers to the major domestic pulp and paper producers helps offset the lower-cost power advantage enjoyed by Canadian sodium chlorate producers, through lower transportation costs.

The primary raw material that we use to produce sodium chlorate is sodium chloride, which we purchase under multi-year agreements and spot contracts.

Boron.  We produce two types of boron specialty chemicals: boron trichloride and elemental boron. Boron trichloride is a specialty chemical gas that is used in many products, including pharmaceuticals, semiconductors, high-performance fibers, specialty ceramics and epoxies. Elemental boron is a specialty chemical that is used in igniter formulations for the defense, pyrotechnic and automotive air bag industries.

Facilities

We produce electrolytic and other chemical products at three domestic facilities, each of which we own. The following table summarizes our production capacity (in gross tonnes per year) as of December 31, 2007, by location and product.

Facility	Capacity	Product

Hamilton, Mississippi	150,000	Sodium chlorate
Henderson, Nevada	27,000	EMD
Henderson, Nevada	525	Boron products
Soda Springs, Idaho	720	Lithium manganese oxide

End-Use Markets and Applications

The various markets and growth factors for the electrolytic and other chemical products are as follows:

Business Application	Sub-Market	Applications	Growth Factors

Battery Materials: EMD	Non-rechargeable battery materials	Alkaline batteries for use in flashlights, electronic games, medical, industrial devices	Consumer durable goods spending and electronics market
Battery Materials: LMO	Rechargeable battery materials	Lithium batteries used in power tools, HEVs/ EVs, laptops, power supplies	Consumer durable and non-durable goods spending
Sodium Chlorate	Pulp and paper industry	Pulp bleaching	Consumer non-durable goods spending
Boron Trichloride	Specialty gas	Pharmaceuticals, semiconductors, high-performance fibers, specialty ceramics and epoxies	Consumer durable goods spending and electronics market
Boron Elemental	Defense, pyrotechnic and air bag industries	Igniter formulations	Consumer non-durable goods spending including defense

Competitive Conditions and Outlook

Battery Materials.  The U.S. primary battery market is the largest in the world, accounting for over one-third of global demand for EMD, and is based on alkaline grade EMD. We are the leading supplier of EMD to the U.S. market with an estimated 41% of U.S. capacity. Other significant producers and their estimated global capacity shares include Erachem, Delta, Tosoh, Xiangtan and Mitsui. The remainder of global capacity is represented by various Chinese producers.

The global EMD market is challenged by excess supply that has resulted in antidumping investigations in Europe, Japan and the United States. In the United States, the antidumping investigation concerns EMD imports from China and Australia. The U.S. Commerce Department’s notice of initiation estimated that EMD from Australia is being sold into the U.S. market at a price that is 52.9% below fair value, and EMD from China is being sold at a price that is 133.8% below fair value. The preliminary determination, setting forth company-specific antidumping rates, is expected in March 2008, after which time U.S. importers will need to post antidumping bonds or duty deposits at the specified rates. Final determinations from the Commerce Department and the International Trade Commission are expected by the fall of 2008. If these determinations are favorable, the issuance of antidumping orders should result in improved profitability for the U.S. EMD industry.

For rechargeable batteries, LMO along with lithium ion phosphate are increasingly the leading cathode materials for power-tools, HEVs and other high-power applications. We believe we are the market leader in LMO followed by Mitsui, Nippon Denko, SudChemie and several new Chinese entrants. While the market is becoming increasingly competitive, we believe strong market fundamentals, especially as LMO-based HEVs enter the market, will continue to support a positive environment for the LMO market.

Sodium Chlorate.  We continue to enjoy a strong market position with an estimated 10% share of North American sodium chlorate capacity. Our significant competitors are ERCO, Eka Chemicals, Canexus and Kemira-Finnish Chemicals. We expect the U.S. market will remain strong.

Boron Products.  We believe that we have the majority of the installed global capacity for boron trichloride followed by Aviabor, Sigma Aldrich, and captive Japanese based manufacturers. We anticipate the market for boron trichloride will remain positive underpinned by the semiconductor market with new liquid crystal display (“LCD”) plants coming online in Asia, continued growth of new pharmaceutical drug deliveries and U.S. export growth. We believe we own a similar leading capacity share in elemental boron.

Research and Development

Research and development is an integral component of our business strategy. Enhancing our product portfolio with high-quality, market-focused product development is key in driving our business from the customer perspective.

Within the organization, we have approximately 78 scientists, chemists, engineers and skilled technicians involved in the development and implementation of technology (products and processes) for our business. Our product development personnel have a high level of expertise in the plastics industry and polymer additives, the coatings industry and formulations, surface chemistry, material science, analytical chemistry and particle physics. Among the process technology development group’s highly developed skills are computational fluid dynamics, process modeling, particle growth physics, extractive metallurgy, corrosion engineering and thermodynamics. The majority of scientists supporting our research and development efforts are located in Oklahoma City, Oklahoma. Our expenditures for research and development were approximately $7.7 million in 2007, $9.4 million in 2006 and $8.4 million in 2005.

New process developments are focused on increased through-put, control of particle physical properties and general processing equipment-related issues. Ongoing development of process technology contributes to cost reduction, enhanced production flexibility, increased capacity and improved consistency of product quality.

In 2007, we commercialized a new pigment grade for polyolefin masterbatch and are working closely with customers for market implementation of this grade. Additionally, several existing products were enhanced either in performance, manufacturing capability or cost reduction. New products for coatings, plastic, paper laminate and specialty applications are scheduled for introduction in 2008.

In 2007, we also launched several new electrolytic and specialty products with the major focus on advanced battery materials. This included two new LMO grades specially engineered for HEV applications and for advanced laptop batteries. In addition, we also commercialized a non-battery EMD grade sold into pigment and catalyst markets as part of our business portfolio diversification program.

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

Employees

As of December 31, 2007, we had 2,031 employees, with 1,148 in the U.S., 846 in Europe, 23 in Australia and 14 in other international locations. Approximately 16% of our employees in the United States are represented by collective bargaining agreements, and substantially all of our employees in Europe are represented by works’ councils. We consider relations with our employees to be good.

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

The table below presents environmental related expenditures we incurred for the year ended December 31, 2007, and projections of expenditures for the next two years. While it is difficult to estimate the total direct and indirect costs of government environmental regulations, the table below includes our current estimate of expenditures for 2008 and 2009.

	Year Ending December 31,
		Estimated	Estimated
	2007	2008	2009
	(Millions of dollars)

Cash expenditures of environmental reserves(1)	$50.2	$60.0	$43.0
Recurring operating expenses	46.6	48.9	49.7
Environmental capital expenditures associated with ongoing operations	17.0	14.8	10.4

(1)	The estimate for 2008 does not include $35.0 million related to the Manville, New Jersey, site discussed in “Environmental Matters” included in Item 7 of this Annual Report on Form 10-K.

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

We believe that we have reserved adequately for the probable and reasonably estimable costs of known contingencies. However, additions to the reserves may be required as additional information is obtained that enables us to better estimate our liabilities, including any liabilities at sites now under review. We cannot reliably estimate the amount of future additions to the reserves at this time. In certain situations reserves are probable but not presently estimable. Additionally, there may be other sites where we have potential liability for environmental-related matters for which we do not have sufficient information to determine that the liability is probable and/or reasonably estimable. We have not established reserves for such sites. For additional discussion of environmental matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 17 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

Availability of Reports and Governance Documents

We make available at no cost on our website, www.tronox.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, any amendments to those reports as soon as reasonably practicable after we file or furnish such reports to the Securities and Exchange Commission (“SEC”). Interested parties should refer to the Investor Relations link on our website. In addition, our Code of Business Conduct and Ethics, Code of Ethics for The Chief Executive Officer and Principal Financial Officers and Corporate Governance Guidelines, all of which were adopted by our Board of Directors, can be found on our website under the Corporate Governance link. We will provide these governance documents in print to any stockholder who requests them. Any amendment to, or waiver of, any provision of the Code of Ethics for the Chief Executive Officer and Principal Financial Officers and any waiver of the Code of Business Conduct and Ethics for directors or executive officers will be disclosed on our website under the Corporate Governance link.

We confirm, as required by NYSE Rule 303A.12, that we are filing the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K. Our Chief Executive Officer has also certified to the NYSE that he is not aware of any violation by us of any NYSE corporate governance listing standards.

Item 1A.	Risk Factors

We are subject to significant liabilities and claims that are in addition to those associated with our primary business. These liabilities and claims are adversely affecting our financial condition and results of operations and we could suffer losses as a result of these liabilities and claims even if our primary business performs well.

We currently operate our chemical business through our subsidiary, Tronox Worldwide LLC, and its subsidiaries. Tronox Worldwide LLC, its subsidiaries and their predecessors have operated a number of businesses in addition to the current chemical business, including businesses involving the treatment of forest products, the production of ammonium perchlorate and other chemicals, the refining and marketing of petroleum products, offshore contract drilling, coal mining and the mining, milling and processing of nuclear materials. As a result, we are subject to significant liabilities and claims that are in addition to those associated with our primary business, including legal, regulatory and environmental liabilities and claims. For example, we have liabilities and claims relating to the remediation of various sites at which chemicals such as creosote, perchlorate, low-level radioactive substances, asbestos and other materials have been used or disposed. Our financial condition and results of operations are adversely affected by these liabilities and claims. We also could suffer losses as a result of these liabilities and claims even if our primary business performs well. See Note 17 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K for a discussion of contingencies.

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

In addition, changes in the laws and regulations to which we are subject, or their interpretation, or the enactment of new laws and regulations, could result in materially increased and unanticipated capital expenditures and compliance costs. For example, the Registration, Evaluation and Authorization of Chemicals (“REACH”) regulatory scheme in the European Union (“EU”), will affect our European operations by imposing on us a testing, evaluation and registration program for some of the chemicals that we use or produce. At the present time, we are not able to predict the ultimate cost of compliance with these requirements or their effect on our business.

Environmental laws and regulations obligate us to remediate various sites at which chemicals such as creosote, perchlorate, low-level radioactive substances, asbestos and other materials have been disposed of or released. Some of these sites have been designated Superfund sites by EPA under the CERCLA. See Note 17 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K for a discussion of these matters. The discovery of contamination arising from historical industrial operations at some of our properties has exposed us, and in the future may continue to expose us to significant remediation obligations and other damages.

The actual costs of environmental remediation and restoration could exceed estimates.

As of December 31, 2007, we had reserves in the amount of $188.8 million for environmental remediation and restoration. We reserve for costs related to environmental remediation and restoration only when a loss is probable and the amount is reasonably estimable. In estimating our environmental liabilities, including the cost of investigation and remediation at a particular site, we consider a variety of matters, including, but not limited to, the stage of the investigation at the site, the stage of remedial design for the site, the availability of existing remediation technologies, presently-enacted laws and regulations and the state of any related legal or administrative investigation or proceedings. For example, at certain sites we are in the preliminary stages of our environmental investigation and therefore have reserved for such sites amounts equal only to the cost of our environmental investigation. The findings of these site investigations could result in an increase in our reserves for environmental remediation. While we believe we have established appropriate reserves for environmental remediation based on the information we currently know, additions to the reserves may be required as we obtain additional information that enables us to better estimate our liabilities.

Our estimates of environmental liabilities at a particular site could increase significantly as a result of, among other things, changes in laws and regulations or relevant clean-up levels, revisions to the site’s remedial design, unanticipated construction problems, identification of additional areas or volumes of contamination, increases in labor, equipment and technology costs, changes in the financial condition of other potentially responsible parties, new information that allows us to estimate previously indeterminable obligations, and the outcome of any related legal and administrative proceedings or alternative dispute resolution proceedings (including mediation) to which we are or may become a party. For example, in 2007, the Nuclear Regulatory Commission (“NRC”) indicated that they would require additional flood protection structures for a closed tailings pile located in Ambrosia Lake, New Mexico. As a result of this new requirement, we increased reserves for environmental remediation for the Ambrosia Lake site by $5.7 million. We increased our reserves for environmental remediation in 2007, 2006 and 2005 by $15.1 million, $56.4 million and $69.0 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters — Environmental Costs” in Item 7 and Note 17 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

In addition to the sites for which we have established reserves, there may be other sites where we have potential liability for environmental matters but for which we do not have sufficient information to determine that a liability is probable and reasonably estimable. As we obtain additional information about those sites, we may determine that reserves for such sites can be reasonably estimated and should be established. New environmental claims also may arise as a result of changes in environmental laws and regulations or standards or for other reasons. If new claims arise and losses associated with those claims become probable and reasonably estimable, we will need to increase our reserves to reflect those new claims.

As a result of the factors described above, it is not possible for us to reliably estimate the amount and timing of all future expenditures related to environmental or other contingent matters, and our actual costs related to such matters could exceed our current reserves at December 31, 2007. See “Business — Government Regulations and Environmental Matters” and “Legal Proceedings” in Item 3.

Interruptions of operations at our facilities may result in liabilities or lower operating results.

Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These hazards could lead to an interruption or suspension of operations and due to the interdependence of these facilities, could have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. Potential hazards include the following:

•	Piping and storage tank leaks and ruptures

•	Mechanical failure

•	Severe weather and natural disasters

•	Employee exposure to hazardous substances

•	Chemical spills and other discharges or releases of toxic or hazardous substances or gases

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

We maintain property, business interruption, casualty and terrorism insurance that we believe is in accordance with customary industry practices, but we are not fully insured against all potential hazards incident to our businesses, including losses resulting from natural disasters or terrorist acts. Changes in insurance market conditions have in the past caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and, in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, we might not be able to finance the amount of the uninsured liability on terms acceptable to us or at all, and might be obligated to divert a significant portion of our cash flow from normal business operations.

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

We are party to a number of legal and administrative proceedings involving environmental and other matters pending in various courts and before various agencies. These include proceedings associated with facilities currently or previously owned, operated or used by us or our predecessors, and include claims for personal injuries, property damages, injury to the environment, including natural resource damages and non-compliance with permits. Any determination that one or more of our key raw materials or products, or the materials or products associated with facilities previously owned, operated or used by us or our predecessors, has, or is characterized as having, a toxicological or health-related impact on our environment, customers or employees could subject us to additional legal claims. These proceedings and any such additional claims may be costly and may require a substantial amount of management attention, which may have an adverse affect on our financial condition and results of operations. See “Business — Government Regulations and Environmental Matters” and “Legal Proceedings” in Item 3.

The amount of our debt could adversely affect our financial condition, limit our ability to pursue business opportunities, reduce our operating flexibility or put us at a competitive disadvantage.

As of December 31, 2007, we had $475.6 million of long-term debt and $429.6 million of stockholders’ equity. Our debt could have important consequences for us. For instance, it could:

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

The terms of our senior secured credit facility and our indenture governing the unsecured notes subject us to a number of covenants that impose significant operating restrictions on us, including our ability to incur indebtedness and liens, make loans and investments, make capital expenditures, sell assets, engage in mergers, consolidations and acquisitions, enter into transactions with affiliates, enter into sale and leaseback transactions, make optional payments or modifications of the unsecured notes or other material debt, change our lines of business and pay dividends on our common stock. We are also required by the terms of the senior secured credit facility to comply with financial covenant ratios. These restrictions could limit our ability to plan for or react to market conditions or meet capital needs.

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

As of February 29, 2008, we had total consolidated debt of $527.9 million and cash and cash equivalents of approximately $19.0 million. The total consolidated debt balance as of February 29, 2008, includes $53.0 million outstanding on the revolving credit facility and outstanding letters of credit issued under the credit facility in the amount of $67.2 million resulting in unused capacity under the revolving credit facility of $129.8 million.

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

We have significant production, sales and marketing operations throughout the U.S., Europe and the Asia-Pacific region, with approximately 1,100 customers in approximately 100 countries. We also purchase many of the raw materials used in the production of our products in foreign jurisdictions. In 2007, approximately 47% of our total revenues were generated from production outside of the U.S. Due to these factors, our performance, particularly the performance of our pigment segment, is cyclical and tied closely to general economic conditions, including global GDP. As a result, our business, financial condition and results of operations are vulnerable to political and economic conditions affecting global gross domestic product and the countries in which we operate. For example, from 2000 through 2003, our business was affected when the TiO2 industry experienced a period of unusually weak business conditions as a result of a variety of factors, including the global economic recession and exceptionally rainy weather conditions in Europe and the Americas, and the outbreak of SARS in Asia. Based on these factors, global and regional economic downturns and other conditions, such as downturns in the housing or construction industries, may have an adverse effect on our financial condition and results of operations.

Our results of operations may be adversely affected by fluctuations in currency exchange rates.

The financial condition and results of operations of our operating entities in the European Union, among other jurisdictions, are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in the financial statements. As a result, any appreciation of the U.S. dollar against these foreign currencies will have a negative impact on our reported sales and operating margin. In addition, our operating entities often need to convert currencies they receive for our products into currencies in which they purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. Because we have significant operations in Europe and Australia, we are exposed primarily to fluctuations in the euro and the Australian dollar. For instance, our operating costs in Australia were adversely affected by the 8.5% decline in the U.S. dollar relative to the Australian dollar in the fourth quarter of 2007 compared to the first nine months of the year.

In the past, we have sought to minimize our foreign currency translation risk by engaging in hedging transactions. We may be unable to effectively manage our foreign currency translation risk, and any volatility in foreign currency exchange rates may have an adverse effect on our financial condition or results of operations. For a further discussion of how we manage our foreign currency risk, see “Quantitative and Qualitative Disclosure about Market Risk — Foreign Currency Exchange Rate Risk” in Item 7A.

Our industry and the end-use markets in which we compete are highly competitive. This competition may adversely affect our results of operations and operating cash flows.

Each of the markets in which we compete is highly competitive. Competition is based on a number of factors such as price, product quality and service. We face significant competition from major international producers, including the four other major producers, as well as smaller regional competitors. Our most significant competitors include major chemicals and materials manufacturers and diversified companies, a number of which have substantially larger financial resources, staffs and facilities than we do. The additional resources and larger staffs and facilities of such competitors may give them a competitive advantage when responding to market conditions and capitalizing on operating efficiencies. Increased competition could result in reduced sales, which could adversely affect our profitability and operating cash flows. See “Business — Pigment Segment — Competitive Conditions.”

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

In 2007, raw materials used in the production of TiO2 constituted approximately 28% of our operating expenses. Costs of many of the raw materials we use may fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions or significant facility operating problems. These fluctuations could negatively affect our operating margins and our profitability. As these costs rise, our operating expenses likely will increase and could adversely affect our business, especially if we are unable to pass price increases in raw materials through to our customers.

Should our vendors not be able to meet their contractual obligations or should we be otherwise unable to obtain necessary raw materials, we may incur higher costs for raw materials or may be required to reduce production levels, which may have an adverse effect on our financial position, results of operations or liquidity. For a further discussion, see “Business — Pigment Segment — Manufacturing Process — Raw Materials.”

The labor and employment laws in many jurisdictions in which we operate are more restrictive than in the U.S. Our relationship with our employees could deteriorate, which could adversely affect our operations.

In the U.S., approximately 188 employees at our Savannah, Georgia, facility are members of a union and are subject to a collective bargaining arrangement that is scheduled to expire in April 2008. Approximately 43% of our employees are employed outside the U.S. In certain of those countries, such as Australia and the member states of the European Union, labor and employment laws are more restrictive than in the U.S. and, in many cases, grant significant job protection to employees, including rights on termination of employment. For example, in Germany and the Netherlands, by law some of our employees are represented by a works’ council, which subjects us to employment arrangements very similar to collective bargaining agreements.

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

Shared control of our joint venture may delay decisions or actions important for operations.

A portion of our operations currently are conducted through a joint venture. We share control of this joint venture with Exxaro.

Our forecasts and plans with respect to this joint venture assume that our joint venture partner will observe their joint venture obligations. In the event that our joint venture partner does not observe their joint venture obligations, it is possible that the joint venture would not be able to operate in accordance with its business plans or that we would be required to increase our level of commitment in order to give effect to such plans.

As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major matters, potentially adversely affecting the business and operations of the joint venture and in turn our business and operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our properties consist of the physical assets necessary and appropriate to produce, distribute and supply our TiO2, electrolytic manganese dioxide, sodium chlorate, boron-based and other specialty chemicals and consist mainly of manufacturing and distribution facilities and mining tenements. We believe our properties are in good operating condition and are well maintained. Pursuant to separate financing agreements, substantially all of the U.S. properties and our mining tenements are pledged or encumbered to support or otherwise provide the security for our indebtedness. In addition, we currently hold properties that do not relate to the current chemical business, including businesses involving the treatment of forest products, the production of ammonium perchlorate, the refining and marketing of petroleum products, offshore contract drilling, coal mining and the mining, milling and processing of nuclear materials.

For additional information regarding our properties, see “Item 1. Business” and Note 20 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

Savannah Plant

On September 8, 2003, the Environmental Protection Division of the Georgia Department of Natural Resources (“EPD”) issued a unilateral Administrative Order to our subsidiary, Tronox Pigments (Savannah) Inc., claiming that the Savannah plant exceeded emission allowances provided for in the facility’s Title V air permit. On September 19, 2005, the EPD rescinded the Administrative Order and filed a Withdrawal of Petition for Hearing on Civil Penalties. Accordingly, the proceeding on administrative penalties has been dismissed, without prejudice. After dismissal of the Administrative Order, representatives of EPD, the EPA and Tronox continued with their discussions regarding a resolution of the alleged violations, with EPA taking the lead role in these discussions. On December 6, 2006, the EPA informed Tronox Pigments (Savannah) Inc. that it had submitted a civil referral to the U.S. Department of Justice (“DOJ”) with respect to the air quality bypass issue and for matters stemming from the EPA led Resource Conservation and Recovery Act (“RCRA”) Compliance Evaluation Inspection (“CEI”) that occurred in January 2006. Prior to the filing of any formal action, DOJ had agreed to a series of settlement negotiations to determine if the matter could be resolved. After discussions with the EPA and the DOJ, the company tendered an offer of settlement and compromise to the government on June 22, 2007, to settle all outstanding issues in the amount of $600,000 as a cash penalty payable over an eight-month period and approximately $2.4 million in supplemental environmental projects. On November 27, 2007, the parties entered into an agreement to toll the statute of limitations, which will expire on March 21, 2008, unless further extended by the parties. Discussions regarding the offer of settlement are ongoing.

Hamilton Plant

The EPA and the Mississippi Department of Environmental Quality (“MDEQ”) conducted a CEI at the Hamilton facility during April 2006, which focused on compliance with the RCRA. In November 2006, the EPA transmitted to the facility a copy of its RCRA CEI Report and Sampling Report, which identified a number of “alleged violations” of the RCRA, as incorporated by the Mississippi Hazardous Waste Management Regulations. In March 2007, the facility sent a response to the alleged violations. In November 2007, the DOJ informed Tronox that the EPA, Region 4, had referred the alleged violations to the DOJ for civil enforcement. Prior to any enforcement being instituted, Tronox has requested a meeting with the DOJ and the EPA to discuss the alleged violations. Discussions with the DOJ and EPA are ongoing.

New Jersey Wood-Treatment Site

Tronox LLC was named in 1999 as a potential responsible party (“PRP”) under CERCLA at a former wood-treatment site in New Jersey at which the EPA is conducting a cleanup. On April 15, 2005, Tronox LLC received a letter from the EPA asserting it is liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by the EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest, though the EPA has informed Tronox LLC that as of December 5, 2006, project costs are approximately $244 million, plus other future costs and interest and would consider resolving the matter for $239 million. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor in the 1960s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed any liabilities for the site. In addition, although it appears there may be other PRPs to whom notice has been given, the company does not know whether the other PRPs have any valid defenses to liability for the site or whether the other PRPs have the financial resources necessary to meet their obligations, if proven. Tronox LLC, Tronox Worldwide LLC, Tronox Incorporated, Kerr-McGee Worldwide Corporation and the EPA entered into an agreement to toll the statute of limitations (“tolling agreement”) on March 28, 2006, and Tronox LLC and the EPA have submitted the matter to nonbinding mediation that could lead to a settlement or resolution of the EPA’s demand.

On June 25, 2007, the New Jersey Department of Environmental Protection (“NJ DEP”) and the Administrator of the New Jersey Spill Compensation Fund sued Tronox LLC and unnamed others in Superior Court, Law Division, Somerset County, New Jersey. The plaintiffs allege defendants are responsible for releases from the Federal Creosote Superfund Site that damaged the state’s groundwater and seek natural resource damages and reimbursement of costs that the state expended at the site and other similar relief. Tronox LLC has filed an answer in the matter. The state court has ordered that the case be stayed and referred the matter to the ongoing mediation with the EPA regarding the site.

As a follow-up to a July 2007 mediation session, another meeting was held on November 28, 2007, with the mediator, the EPA, the DOJ, the New Jersey Attorney General’s office and the NJ DEP to discuss the remedy utilized by the government to clean up the site. Following this meeting, the DOJ and the EPA discussed the next steps with the mediator and it was agreed that the EPA and DOJ would continue to focus on their evaluation of other PRPs and would submit a response (either in writing or in another meeting) to the issues we raised in the November mediation session. On January 16, 2008, the EPA served information requests on Tronox LLC seeking additional information related to the transaction by Kerr-McGee that resulted in the ultimate spin off of Tronox. A similar request was also served on Anadarko Petroleum Corporation on or about the same date.

On November 14, 2007, two members of the U.S. Senate requested the U.S. Government Accountability Office (“GAO”) investigate EPA’s cleanup of the site. On November 28, 2007, the GAO accepted the request and indicated it would begin its investigation around February 1, 2008.

The tolling agreement has been extended until the end of July 2008, in order to work through the various issues. If the mediation is unsuccessful, we intend to vigorously defend against the EPA’s claim.

Forest Products

We are defending a number of lawsuits related to three former wood-treatment plants in Columbus, Mississippi; Avoca, Pennsylvania; and Texarkana, Texas. All these lawsuits seek recoveries under a variety of common law and statutory legal theories for personal injuries and/or property damages allegedly caused by exposure to and/or release of chemicals used in the wood-treatment process, primarily creosote. We currently believe that claims asserted in these lawsuits are without substantial merit and are vigorously defending them, except where reasonable resolutions can be achieved.

At Columbus, Mississippi, the Maranatha Faith Center filed a state court property damage lawsuit in 2000. The church filed bankruptcy in 2003 but continues to prosecute its lawsuit. Tronox LLC moved for change of venue due to adverse publicity in the Columbus community stemming from prior litigation and settlements. In September 2006, the judge agreed with Tronox LLC and ordered the transfer of venue. On February 6, 2008, the judge reassigned the case to another judge and transferred the trial from Columbus to Starkville, Mississippi. Trial is set for October 27, 2008. Also pending in Mississippi state courts are two cases with two local businesses alleging property damage. Pending in Mississippi federal court are 238 cases filed from 2002 to 2005 that have been consolidated for pretrial and discovery purposes. While many plaintiffs have been dismissed on motions filed by Tronox LLC, over 2,000 plaintiffs remain in the consolidated action. In January 2007, the judge granted the Tronox LLC severance motion, requiring each individual plaintiff’s case to be tried separately. However, the judge excepted from his severance order two plaintiffs (one with personal injuries and the other with property damage) who were set to be tried jointly later in 2007. These cases were subsequently stricken from the court’s trial docket so that the parties could pursue mediation. On October 3, 2007, the judge entered an order dismissing the consolidated litigation without prejudice, limiting future litigation to individual cases that are not settled through mediation. In December 2007, negotiations on the terms of a mediation agreement concluded with the execution of a mediation agreement. The first mediation hearing in this matter is expected to begin in the first half of 2008.

At Avoca, Pennsylvania, 35 state court lawsuits were filed in 2005 by over 4,000 plaintiffs. The plaintiffs have classified their claims into various alleged disease categories. In September 2005, the judge ordered that discovery and the first trial will focus on plaintiffs who allege precancerous skin lesions. The first trial was scheduled for August 2007, but in May 2007 the parties agreed on arbitration as an alternative to this litigation. The trial judge approved arbitration and placed the lawsuits on an inactive docket. The first arbitration, to address plaintiffs who claim pre-cancerous skin lesions, was conducted from October 1-10, 2007, with a single arbitrator to decide whether plaintiffs’ claims should be compensated. In November 2007, both sides submitted post-arbitration briefs, findings of fact and conclusions of law for the arbitrator’s consideration. On January 4, 2008, counsel for the parties made closing arguments to the arbitrator, and the parties are awaiting a decision by the arbitrator.

At Texarkana, Texas, three federal lawsuits were filed from 2004 to 2006. The five plaintiffs in May v. Tronox concluded settlement negotiations with the insurer for Tronox in April 2007, and the case was dismissed in June 2007. Similarly, in Avance v. Tronox, 27 plaintiffs reached settlements with the insurer in July, and the case was dismissed on October 12, 2007. In Jeans v. Tronox, six plaintiffs and the insurer reached an agreement in principle to settle in January 2008. When the agreement is finalized, this case will be dismissed. It is expected that the settlement will be fully funded by the insurer.

For a discussion of other legal proceedings and contingencies, including proceedings related to our environmental liabilities, see Note 17 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”). As of February 18, 2008, we had 15 holders of record of our Class A (NYSE: TRX) common stock and 12,833 holders of record for our Class B (NYSE: TRX.B) common stock.

We declared four dividends in both 2007 and 2006 of five cents per share for Class A and Class B common stock.

	Range of Sales Price
	Class A		Class B		Dividends Declared
	High	Low	High	Low	per Share

Year ended December 31, 2006
First quarter	$18.10	$12.95	$18.20	$16.40	$0.05
Second quarter	19.35	11.51	19.43	11.51	—
Third quarter	14.34	9.27	14.39	9.53	0.05
Fourth quarter	16.55	11.85	16.15	12.01	0.10
Year ended December 31, 2007
First quarter	$15.89	$13.52	$15.54	$13.28	$0.05
Second quarter	14.69	12.30	14.43	11.96	—
Third quarter	14.73	9.26	14.49	9.03	0.05
Fourth quarter	9.57	6.90	9.25	6.82	0.10

The following graph presents the cumulative total return for our Class A common stock since initial trading started on November 22, 2005, compared with the cumulative total return to shareholders of the S&P 500 Stock Index and the S&P Chemicals Index.

COMPARISON OF 13 MONTH CUMULATIVE TOTAL RETURN*
Among Tronox Incorporated, The S & P 500 Index
And The S & P Chemicals Index

	November 22, 2005	December 31, 2005	December 31, 2006	December 31, 2007
Tronox	$100.00	$93.36	$115.42	$65.24
S&P 500	$100.00	$103.82	$120.22	$126.82
S&P Chemicals	$100.00	$99.99	$116.45	$147.91

*	$100 invested on 11/22/05 in stock or on 10/31/05 in index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following table sets forth selected financial data as of the dates and for the periods indicated. The statement of operations and balance sheet data have been derived from our audited consolidated and combined financial statements. Certain prior-year amounts relating to net sales, cost of goods sold, gross margin, and selling, general and administrative expenses have been reclassified to conform to the current-year presentation. These changes had no impact on income (loss) from continuing operations or net income (loss). A description of these changes is available in Note 1 to the Consolidated and Combined Financial\ Statements included in Item 15(a) of this Annual Report on Form 10-K. The information should be read in conjunction with our Consolidated and Combined Financial Statements (including the notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Millions of dollars, except per share)

Statement of Operations Data:
Net sales	$1,426.3	$1,421.8	$1,375.2	$1,312.5	$1,163.5
Cost of goods sold	1,310.2	1,246.3	1,145.3	1,169.9	1,026.3

Gross margin	116.1	175.5	229.9	142.6	137.2
Selling, general and administrative expenses	118.5	127.3	124.9	119.8	103.1
Restructuring charges(1)	9.9	(7.1)	—	113.0	61.4
Arbitration award received(2)	—	(8.9)	—	—	—
Provision for environmental remediation and restoration, net of reimbursements	2.4	(20.4)	17.1	4.6	14.9

	(14.7)	84.6	87.9	(94.8)	(42.2)
Interest and debt expense	(50.1)	(50.4)	(4.5)	(0.1)	(0.1)
Other income (expense)(3)	2.7	13.9	(15.2)	(25.2)	(20.5)

Income (loss) from continuing operations before income taxes	(62.1)	48.1	68.2	(120.1)	(62.8)
Income tax benefit (provision)(4)	(43.0)	(23.1)	(21.8)	38.3	15.1

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(105.1)	25.0	46.4	(81.8)	(47.7)
Loss from discontinued operations, net of income tax benefit(5)	(1.3)	(25.2)	(27.6)	(45.8)	(35.8)

Income (loss) before cumulative effect of change in accounting principle	(106.4)	(0.2)	18.8	(127.6)	(83.5)
Cumulative effect of change in accounting principle, net of income tax(6)	—	—	—	—	(9.2)

Net income (loss)	$(106.4)	$(0.2)	$18.8	$(127.6)	$(92.7)

Income (loss) from continuing operations per common share:
Basic	$(2.58)	$0.62	$1.89	$(3.57)	$(2.08)
Diluted	(2.58)	0.61	1.89	(3.57)	(2.08)
Dividends declared per common share	0.20	0.20	0.05	—	—
Balance Sheet Data:
Working capital(7)	$244.9	$382.2	$404.4	$240.2	$304.5
Property, plant and equipment, net	848.9	864.6	839.7	883.0	961.6
Total assets(8)	1,723.4	1,823.4	1,758.3	1,595.9	1,809.1
Noncurrent liabilities:
Long-term debt(9)	475.6	534.1	548.0	—	—
Environmental remediation and/or restoration	93.9	128.6	145.9	130.8	135.9
All other noncurrent liabilities(8)	276.1	311.5	200.4	215.9	312.2
Total liabilities(9)	1,293.8	1,386.1	1,269.3	706.0	797.9
Total business/stockholders’ equity(9)	429.6	437.3	489.0	889.9	1,011.2
Supplemental Information:
Depreciation and amortization expense	112.3	103.0	103.1	104.6	106.5
Capital expenditures	70.9	79.5	87.6	92.5	99.4
Adjusted EBITDA(10)	141.2	191.9	232.0	162.2	160.3

(1)	Restructuring charges in 2007 resulted primarily from a work force reduction program described in Note 7 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K. Restructuring charges in 2006 resulted from updating our estimates of closure costs (including timing) related to our former Mobile, Alabama, synthetic rutile facility and the former Savannah, Georgia, sulfate facility. Restructuring charges in 2004 include costs associated with the shutdown of our Savannah, Georgia, sulfate plant. Restructuring charges in 2003 include costs associated with the shutdown of our plant in Mobile, Alabama, and charges in connection with a work force reduction program consisting of both voluntary retirements and involuntary terminations.

(2)	An award by the London Court of International Arbitration resulted in the receipt of $8.9 million from Kemira Oyj (“Kemira”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

(3)	Includes interest expense allocated to us by Kerr-McGee prior to November 28, 2005, based on specifically identified borrowings from Kerr-McGee at Kerr-McGee’s average borrowing rates. Also includes net foreign currency transaction gain (loss), equity in net earnings of equity method investees, gain (loss) on accounts receivable sales, provision for litigation settlements and other expenses. See Note 3 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

(4)	The 2007 provision includes valuation allowances totaling $38.9 million placed on Switzerland and certain U.S. deferred tax assets, as discussed in Note 13 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

(5)	See Note 14 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

(6)	Reflects our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”

(7)	Working capital is defined as the excess of current assets over current liabilities.

(8)	Total assets and all other noncurrent liabilities increased in 2006 when we assumed employee benefit obligations and associated plan assets upon completion of the Distribution. Certain retirement obligations and assets were further impacted as of December 31, 2006, as a result of our adoption of SFAS No. 158. See Note 2 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

(9)	In the fourth quarter of 2005, we completed a recapitalization, whereby our common stock held by Kerr-McGee converted into approximately 22.9 million shares of Class B common stock. Also in the fourth quarter of 2005, we completed an IPO, whereby approximately 17.5 million shares of Class A common stock were issued. All of the net proceeds from the IPO were distributed to Kerr-McGee. Concurrent with the IPO, we issued $350.0 million of senior unsecured notes and borrowed $200.0 million under our senior secured credit facility.

(10)	EBITDA represents net income (loss) before net interest expense, income tax benefit (provision), and depreciation and amortization expense. Adjusted EBITDA represents EBITDA as further adjusted to reflect the items set forth in the table below, all of which are required in determining our compliance with financial covenants under our senior secured credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity” in Item 7 of this Annual Report on Form 10-K.

Adjusted EBITDA, which is used by management to measure performance, is a non-GAAP financial measure. Management believes that Adjusted EBITDA is useful to investors because it is used in our debt instruments to determine compliance with financial covenants. It is included as a supplemental measure of our operating performance because it eliminates items that have less bearing on operating performance and highlights trends in the core business that may not otherwise be apparent when relying solely on GAAP financial measures. In addition, Adjusted EBITDA is one of the primary measures management uses for planning and budgeting processes and to monitor and evaluate financial and operating results. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to measures of our financial performance as determined in accordance with GAAP, such as net income (loss). Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA may not be, and Adjusted EBITDA as presented in this Annual Report on Form 10-K is not, comparable to similarly titled measures reported by other companies.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Millions of dollars, except per share)

Net income (loss)(a)	$(106.4)	$(0.2)	$18.8	$(127.6)	$(92.7)
Interest and debt expense	50.1	50.4	4.5	0.1	0.1
Net interest expense on borrowings with affiliates and interest income(b)	(3.2)	(2.8)	11.9	9.5	8.8
Income tax provision (benefit)	43.0	8.4	7.0	(63.0)	(39.3)
Depreciation and amortization expense	112.3	103.0	103.1	104.6	106.5

EBITDA	95.8	158.8	145.3	(76.4)	(16.6)
Savannah sulfate facility shutdown costs	—	—	—	29.0	—
Loss from discontinued operations(c)	1.3	39.9	42.4	69.7	51.9
Provision for environmental remediation and restoration, net of reimbursements	2.4	(20.4)	17.1	4.6	14.9
Extraordinary, unusual or non-recurring items(d)	10.0	(6.2)	—	(0.3)	47.0
Gain on sale of assets	(1.4)	(1.3)	—	—	—
Noncash charges constituting:
One-time fees, costs and expenses related to separation from Kerr-McGee	—	1.7	—	—	—
(Gain) loss on sales of accounts receivable(e)	2.9	—	(0.1)	8.2	4.8
Write-downs of property, plant and equipment and other assets(f)	10.0	2.5	9.3	104.8	29.3
Impairment of intangible assets	—	—	—	7.4	—
Cumulative effect of change in accounting principle	—	—	—	—	14.1
Asset retirement obligations(g)	(0.1)	(7.5)	1.4	—	—
Other items(h)	20.3	24.4	16.6	15.2	14.9

Adjusted EBITDA	$141.2	$191.9	$232.0	$162.2	$160.3

(a)	Net income (loss) includes income (loss) associated with our Savannah sulfate facility, which was closed in September 2004, of $(3.5) million, $3.0 million, $(2.6) million, $(17.8) million and $(18.6) million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(b)	Included as a component of other income (expense) in our Consolidated and Combined Statements of Operations. Net interest expense on borrowings with affiliates was $14.6 million, $12.1 million and $10.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(c)	Includes provisions for environmental remediation and restoration, net of reimbursements, related to our former forest products operations, thorium compounds manufacturing, uranium and refining operations of ($0.8) million, $23.7 million, $17.6 million, $61.5 million and $41.1 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(d)	The 2007 amount represents costs associated with a work force reduction program described in Note 7 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K. The 2006 amount represents an arbitration award received from Kemira in the amount of $8.9 million, partially offset by legal costs of $2.7 million related to the matter (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K). The 2003 amount includes $25.8 million associated with the closure of our former Mobile, Alabama, facility for charges not reflected elsewhere and $21.2 million for a work force reduction program for continuing operations.

(e)	(Gain) loss on the sales of accounts receivable under an asset securitization, monetization or a factoring program, comparable to interest expense.

(f)	The 2007 amount includes $3.8 million related to the raw materials feed project at the company’s Savannah, Georgia, facility and $3.5 million related to the write-down of a system project that will no longer be implemented as originally planned. The 2004 amount includes $86.6 million associated with the shutdown of our Savannah, Georgia, sulfate facility.

(g)	The 2006 amount resulted primarily from updating our estimates of closure costs (including timing) related to our former Mobile, Alabama, synthetic rutile facility and the former Savannah, Georgia, sulfate facility, which represents extraordinary, unusual or non-recurring items as defined within our credit agreement.

(h)	Includes noncash stock-based compensation, noncash pension and postretirement cost and accretion expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the selected financial data and the consolidated and combined financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

General

Our business has one reportable segment, pigment, and other businesses which include electrolytic and other chemical products. Our pigment segment is one of the leading global producers and marketers of titanium dioxide pigment (“TiO2”), a white pigment used in a wide range of products. Our other businesses include electrolytic and other chemical products which produce electrolytic manganese dioxide (“EMD”), sodium chlorate, boron-based and other specialty chemicals. We operate eight production facilities (five pigment and three other chemical products) and have direct sales and technical service organizations in the United States (“U.S.”), Europe and the Asia-Pacific region.

Segment Evaluation.  Our management evaluates the pigment segment performance separately based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment and environmental provisions related to sites no longer in operation, income tax expense or benefit and other income (expense). Total operating profit (loss) of our segment and other businesses is a financial measure of our performance which is not determined in accordance with generally accepted accounting principles (“GAAP”), as it excludes general expenses and environmental provisions related to sites no longer in operation which are a component of income (loss) from continuing operations, the most comparable GAAP measure.

Our management considers total operating profit (loss) of our segment and other businesses to be an important supplemental measure of our operating performance by presenting trends in our core businesses and facilities currently in operation. This measure is used by us for planning and budgeting purposes and to facilitate period-to-period comparisons in operating performance. It is also useful to investors because it provides a means to evaluate the operating performance of our segment and our company on an ongoing basis using criteria that are used by our internal decision makers. Additionally, it highlights operating trends and aids analytical comparisons. However, total operating profit (loss) of our segment and other businesses has limitations and should not be used as an alternative to income (loss) from continuing operations, a performance measure determined in accordance with GAAP, as it excludes certain costs that may affect our operating performance in future periods.

Overview

General Factors Affecting the Results of Continuing Operations

The year 2007 was challenging for the TiO2 industry due to increasing input costs and decreasing TiO2 prices. During the year, the industry saw continued increasing costs for major TiO2 inputs such as chlorine, coke, caustic soda and energy. Due to the competitive environment for TiO2 sales and decreasing demand for TiO2 in the U.S. as a result of a downturn in the housing sector, we were not able to pass these cost increases through in the terms of TiO2 pricing. This margin squeeze has continued to be an area of priority for us as we continue to seek revenue enhancement initiatives as well as cost reduction strategies.

In February 2007, we announced a global TiO2 production strategy that focuses on capturing opportunities presented by our chloride technology expertise, strong customer base and the rapid growth of the Asia-Pacific market. Consistent with this strategy, we have made the following recent announcements:

•	The feasibility study related to the expansion of the Tiwest TiO2 plant in Western Australia was completed during the fourth quarter of 2007. Implementation of the expansion is contingent upon finalization of the expansion agreements between the joint venture partners, which is expected to be completed during the first quarter of 2008.

•	We have begun a reorganization of our European operations and legal entities. The reorganization project will substantially reduce the number of Tronox legal entities in Europe and establish a new, more cost-effective legal structure for us.

•	During August 2007, we announced the following related to a work force reduction program and certain changes to our U.S. retirement plans:

–	Our U.S. work force was reduced by 46 employees. We will also not be filling 55 previously vacant positions. The program was substantially completed as of December 31, 2007, with two employees remaining into early 2008 for transition purposes. In connection with the program, we incurred pretax charges of $10.0 million for severance, special termination benefits under our pension plan and other employee related costs.

–	We made changes to our retiree medical and life insurance plans related to cost-sharing provisions between us and plan participants, life insurance benefits and certain retirement eligibility criteria. These changes are effective April 1, 2009, and have reduced our postretirement obligation by approximately $93.1 million and our pretax noncash expense by approximately $6.0 million for the fiscal year.

–	We made certain prospective amendments to the pension plan effective January 1, 2008, which will reduce the related net periodic cost for 2008 and future periods.

•	During September 2007, we executed a $100.0 million accounts receivable securitization program (the “Program”) with an initial term of one year. At December 31, 2007, the net balance of receivables sold by us was approximately $57.0 million.

We had been working on the development of a raw materials feed project to improve efficiencies and reduce costs at our Savannah, Georgia, pigment facility. Due to reductions in capital spending, it is doubtful that this project will be completed, and therefore, it does not meet the criteria for treatment as assets. Accordingly, we recorded a charge of $3.8 million reflected in cost of goods sold in the Consolidated and Combined Statement of Operations for the year ended December 31, 2007, to write off this project. Additionally, other assets at the plant with a total net book value of $1.1 million were not currently in use and were written off to cost of goods sold in 2007.

Due to the nature of our current and former operations, we have significant environmental remediation obligations and are subject to legal and regulatory liabilities. Former operations include, among others, operations involving the treatment of forest products, the refining and marketing of petroleum products, offshore contract drilling, coal mining and the mining, milling and processing of nuclear materials. For example, we have liabilities relating to the remediation of various sites at which chemicals such as creosote, perchlorate, low-level radioactive substances, asbestos and other materials have been used or disposed. As of December 31, 2007, we had reserves in the amount of $188.8 million for environmental matters and receivables for reimbursement for such matters of $67.6 million. For the year ended December 31, 2007, we provided a net provision of $2.4 million for environmental remediation and restoration costs as part of continuing operations and a net remediation reimbursement of $0.8 million for environmental remediation and restoration costs related to discontinued operations. We had $50.2 million of expenditures associated with our environmental remediation projects, and received $17.3 million in third-party reimbursements in 2007.

Pursuant to the Master Separation Agreement dated November 28, 2005, among Kerr-McGee Corporation (“Kerr-McGee”), Kerr-McGee Worldwide Corporation and us (the “MSA”), Kerr-McGee has agreed to reimburse us for a portion of the environmental remediation costs we incur and pay during the seven-year period following our initial public offering (“IPO”). The reimbursement obligation extends to costs incurred at any site associated with any of our former businesses or operations. With respect to any site for which a reserve has been established as of the effective date of the MSA, 50% of the remediation costs we incur and pay in excess of the reserve amount (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in our reasonable and good faith estimate, that will be recovered from third parties. With respect to any site for which a reserve has not been established as of the effective date of the MSA, 50% of the amount of the remediation costs we incur and pay (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in our reasonable and good faith estimate, that will be recovered from third parties. Kerr-McGee is only required to reimburse us for costs we actually incur and pay during the seven-year period following the IPO, up to a maximum aggregate amount of $100 million. Kerr-McGee’s reimbursement obligation is subject to various other limitations and restrictions.

Basis of Presentation

Consolidated and Combined Financial Statements

Our combined financial statements prior to the contribution and transfer by Kerr-McGee Corporation of certain entities, including those comprising substantially all of its chemical business (the “Contribution” on November 28, 2005) were derived from the accounting records of Kerr-McGee, principally representing the Chemical — Pigment and Chemical — Other segments of Kerr-McGee, using the historical results of operations, and historical basis of assets and liabilities of the subsidiaries that the company did not own but currently owns and the chemical business the company operates.

Our Consolidated and Combined Statement of Operations included in Item 15(a) of this Annual Report on Form 10-K includes allocations of costs for corporate functions historically provided to us by Kerr-McGee prior to the IPO (November 28, 2005), including:

General Corporate Expenses.  Represents costs related to corporate functions such as accounting, tax, treasury, human resources, legal and information management and technology. These costs were historically allocated primarily based on estimated use of services as compared to Kerr-McGee’s other businesses. These costs are included in selling, general and administrative expenses in the Consolidated and Combined Statement of Operations. This allocation ceased at the IPO date and any services rendered subsequent to that date and the resulting costs were billed under the terms of the transition services agreement.

Employee Benefits and Incentives.  Represents fringe benefit costs and other incentives, including group health and welfare benefits, U.S. pension plans, U.S. postretirement health and life plans and employee stock-based compensation plans. These costs were historically allocated on an active headcount basis for health and welfare benefits, including U.S. postretirement plans, on the basis of salary for U.S. pension plans and on a specific identification basis for employee stock-based employee compensation plans. These costs are included in costs of goods sold, selling, general and administrative expenses, restructuring charges and loss from discontinued operations in the Consolidated and Combined Statements of Operations.

Interest Expense.  Prior to the IPO, Kerr-McGee provided financing to us through cash flows from its other operations and debt incurred. Although the incurred debt was not allocated to us, a portion of the interest expense was allocated based on specifically-identified borrowings at Kerr-McGee’s average borrowing rates. These costs are included in other income (expense) in the Consolidated and Combined Statement of Operations, net of interest income that was allocated to Kerr-McGee on certain monies we loaned to Kerr-McGee. This allocation ceased at the IPO date because Kerr-McGee no longer provided financing to us.

Prior to the IPO, Kerr-McGee allocated certain expenses that were considered to be reasonable reflections of the historical utilization levels of various corporate services. Expense allocations from Kerr-McGee reflected in our consolidated and combined financial statements for the year ended December 31, 2005, were $24.3 million for general corporate expenses, $24.0 million for employee benefits and incentives, and $14.6 million in net interest expense.

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Total net sales were $1,426.3 million during the year ended December 31, 2007, an increase of 0.3% from the prior year period. The following table presents net sales for the periods indicated:

	Year Ended December 31,
	2007	2006	$ Change
	(Millions of dollars)

Net sales
Pigment	$1,320.6	$1,320.3	$0.3
Electrolytic and other chemical products	105.7	101.5	4.2

Total	$1,426.3	$1,421.8	$4.5

Pigment segment net sales were essentially flat at $1,320.6 million during the year ended December 31, 2007, from $1,320.3 million during the prior-year period. Sales were unfavorably affected by lower prices resulting primarily from the slowdown in North America’s housing market which resulted in additional volumes being sold to regions with lower selling prices. Changes in the euro exchange rate offset the lower prices. While the foreign exchange impact was an increase to sales of approximately $38.6 million, lower prices resulted in a decrease to sales of approximately $38.2 million. Volume was essentially flat compared to the prior-year period.

Electrolytic and other chemical products businesses net sales increased $4.2 million, or 4.1%, to $105.7 million during the year ended December 31, 2007, from $101.5 million during the prior-year period. The increase was primarily attributable to higher selling prices and volumes of sodium chlorate, partially offset by lower sales prices and volumes of manganese dioxide.

Gross margin decreased $59.4 million, or 33.8%, to $116.1 million during the year ended December 31, 2007, from $175.5 million during the prior-year period. Gross margin percentage decreased to 8.1%, from 12.3%, primarily due to lower pricing, higher production and shipping and handling costs and changes in foreign exchange rates. Included in production costs for 2007 were write-offs of $4.9 million on certain capital projects at our Savannah, Georgia, facility. Pricing, volumes, production, shipping and handling costs reduced gross margin by $49.0 million and the weaker U.S dollar reduced gross margin by $10.4 million.

Selling, general and administrative expenses decreased $8.8 million, or 6.9%, to $118.5 million during the year ended December 31, 2007, from $127.3 million during the prior-year period. The decrease was mainly due to reductions in payroll and employee benefits, totaling $6.5 million, and lower franchise taxes of $3.3 million related to a prior-year Mississippi franchise tax assessment during 2006. Partially offsetting these decreases was the write-off of an information technology project related to our financial and operational systems.

Total operating loss for the year ended December 31, 2007, was $14.7 million, compared to total operating profit of $84.6 million during the prior-year period. The following table presents operating profit (loss), with a reconciliation to consolidated income (loss) from continuing operations before income taxes, for the periods indicated:

	Year Ended December 31,
	2007	2006	$ Change
	(Millions of dollars)

Operating profit (loss)
Pigment	$12.2	$77.9	$(65.7)
Electrolytic and other chemical products	(2.3)	25.3	(27.6)

Subtotal	9.9	103.2	(93.3)
Corporate and nonoperating sites	(24.6)	(18.6)	(6.0)

Total operating profit (loss)	(14.7)	84.6	(99.3)
Interest and debt expense	(50.1)	(50.4)	0.3
Other income, net	2.7	13.9	(11.2)

Income (loss) from continuing operations before income taxes	$(62.1)	$48.1	$(110.2)

Pigment segment operating profit decreased $65.7 million, or 84.3%, to $12.2 million during the year ended December 31, 2007, from $77.9 million during the prior-year period. The decrease was due to lower sales prices, increased shipping costs, our current year restructuring charge, asset write-offs at our Savannah, Georgia, facility, and the weaker U.S. dollar, compounded by the effects of a prior-year arbitration award, and a prior-year restructuring credit that resulted from updating estimated projections of closure costs for the former Mobile, Alabama, synthetic rutile facility and Savannah, Georgia, sulfate facility. Partially offsetting these decreases were lower manufacturing and selling, general and administrative (“SG&A”) costs.

Electrolytic and other chemical products businesses operating profit decreased $27.6 million, or 109.1%, to a loss of $2.3 million during the year ended December 31, 2007, from profit of $25.3 million during the prior-year period. The change was primarily due to the prior year recovery of $20.5 million for past environmental remediation costs related to ammonium perchlorate remediation at our Henderson, Nevada, facility from the U.S. in 2006. In addition, lower prices and volumes along with higher costs for EMD contributed to the decline in profit in 2007. Reduced volumes and higher costs were primarily attributable to the excess worldwide supply for EMD and the import of low price products into the U.S. from China and Australia. These imports prompted an antidumping investigation the result of which is expected to assist in making U.S. produced EMD more competitive and improve profitability within the U.S. EMD industry.

Corporate and non-operating sites had an operating loss of $24.6 million during the year ended December 31, 2007, an increased loss of $6.0 million from a loss of $18.6 million during the prior-year period. Additional losses in the current period were primarily due to a $3.5 million write-off of an information technology project related to our financial and operational systems begun prior to our spin-off and a $7.0 million restructuring charge related to our work force reduction partially offset by lower payroll and employee benefits.

Interest and debt expense decreased $0.3 million to $50.1 million during the year ended December 31, 2007, from $50.4 million during the prior-year period.

Other income decreased $11.2 million to $2.7 million during the year ended December 31, 2007, from $13.9 million during the prior-year period. The change was mainly due to lower foreign exchange gains in 2007 compared to the gains in 2006, lower income from equity affiliates and a loss on sale of accounts receivable related to the receivables securitization program.

The income tax provision was $43.0 million during the year ended December 31, 2007, compared to $23.1 million during the prior-year period. We recorded valuation allowances against certain deferred tax assets during the year ended December 31, 2007. A valuation allowance of $29.5 million was established in relation to certain deferred tax assets relating to the U.S. consolidated group. Of the $29.5 million valuation allowance, $20.1 million related to deferred tax assets recorded at December 31, 2006. The valuation allowance was established in accordance with SFAS No. 109 and does not affect our ability to benefit from the deferred tax assets in future periods.

In connection with the decision to retain the Uerdingen facility, we have begun a reorganization of our European operations and legal entities. The reorganization process is expected to be effectively completed in 2008. Due to the reorganization, we no longer expect to realize a benefit from certain deferred tax assets previously recorded related to our Swiss entity. As a result, we recorded a valuation allowance of $9.4 million, of which $4.4 million related to the net deferred tax asset recorded at December 31, 2006, while $5.0 million related to the benefit of the loss for the twelve-month period ended December 31, 2007.

Loss from discontinued operations decreased $23.9 million, or 94.8%, to $1.3 million during the year ended December 31, 2007, from $25.2 million during the prior-year period. Both periods include losses related to legal and environmental costs associated with our former forest products operations. The 2006 loss was primarily attributable to legal fees and environmental costs associated with our former forest products operations of $16.6 million, net of taxes, including $11.0 million, net of taxes, as a result of ongoing settlement discussions related to nonbinding mediation with the U.S. Environmental Protection Agency (“EPA”) regarding reimbursement for remediation of the former wood-treatment site in New Jersey. In addition, losses include environmental costs of $3.8 million, net of taxes, for the proposed groundwater remediation solution at a former nuclear fuels plant in Crescent, Oklahoma, and additional costs for erosion and vegetation studies of $0.8 million, net of taxes, related to former uranium mines at Riley Pass, South Dakota. These losses were partially offset by the recognition of amounts due from the Department of Energy (“DOE”) of $3.3 million, net of taxes, related to their share of costs at the former West Chicago site.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Total net sales were $1,421.8 million during the year ended December 31, 2006, an increase of 3.4% from the prior-year period. The following table presents net sales for the periods indicated:

	Year Ended December 31,
	2006	2005	$ Change
	(Millions of dollars)

Net sales
Pigment	$1,320.3	$1,278.2	$42.1
Electrolytic and other chemical products	101.5	97.0	4.5

Total	$1,421.8	$1,375.2	$46.6

Pigment segment net sales increased $42.1 million, or 3.3%, to $1,320.3 million during 2006 from $1,278.2 million during 2005. Approximately $28.2 million was due to an improved volume and mix of sales and approximately $13.9 million was due to increased average unit selling prices. Total volume increased slightly, primarily in the Asia-Pacific region due to the overall strength of that market in 2006 and the impact, in 2005, of a brief two-week shutdown of our Australian pigment plant in the fourth quarter of 2005. The unplanned shutdown was necessitated by a shutdown of our third-party process gas supplier. Volumes in Europe were relatively flat from year to year as the European economy started the year slowly and improved as the year progressed. Volumes in the U.S. were down from the prior year, in part due to 2005 volumes in the fourth quarter being unusually high as a result of the hurricanes and the shutdown of a competitor’s plant which followed. The increase in average unit selling price resulted from price increases in the early part of the year, following the hurricanes and plant shutdown. The overall average impact of foreign currency exchange rate changes was approximately $0.8 million when comparing the twelve-month periods ending December 31, 2006 and 2005, respectively.

Electrolytic and other chemical products businesses net sales increased $4.5 million, or 4.6%, to $101.5 million during 2006 from $97.0 million during 2005. The increase was primarily due to increased sales of sodium chlorate, partially offset by lower sales of manganese dioxide. Sodium chlorate sales volumes increased 10.6% in addition to an increase in sales price. During 2006, we aggressively sought additional market share and increased prices to offset higher costs. We were able to increase sales prices and volumes by utilizing latent capacity at a restructured competitive cost structure. Manganese dioxide sales declined primarily due to a decrease in volumes of 17.4%, which was the result of record volumes in 2005 brought about by hurricane Katrina.

Gross margin decreased $54.4 million, or 23.7%, to $175.5 million during 2006 from $229.9 million during 2005. Gross margin percentage decreased to 12.3% in 2006 from 16.7% in 2005 primarily due to higher costs of production offset slightly by the improved pricing mentioned above. Increased production costs in our U.S. and European operations were primarily due to higher energy and process chemical costs. In our Australian operations, difficult mining conditions and a temporary shutdown of the Chandala kiln increased costs and reduced production, both of which increased per unit costs. The kiln had to be shut down to perform maintenance that had been scheduled for 2007, but had to be accelerated due to deterioration in the kiln.

Selling, general and administrative expenses increased $2.4 million, or 1.9%, to $127.3 million during 2006 from $124.9 million during 2005. The increase was mainly due to increased compensation and benefit costs, including costs related to stock-based awards, certain retention award programs, and increased retirement and other postretirement benefits expense. Partially offsetting the increase was a decrease in variable cash compensation, primarily the result of lower overall profits.

Total operating profit for the year ended December 31, 2006, was $84.6 million, compared to total operating profit of $87.9 million during the prior-year period. The following table presents operating profit (loss), with a reconciliation to consolidated income (loss) from continuing operations before income taxes, for the periods indicated:

	Year Ended December 31,
	2006	2005	$ Change
	(Millions of dollars)

Operating profit
Pigment	$77.9	$101.5	$(23.6)
Electrolytic and other chemical products	25.3	(5.9)	31.2

Subtotal	103.2	95.6	7.6
Corporate and nonoperating sites	(18.6)	(7.7)	(10.9)

Total operating profit	84.6	87.9	(3.3)
Interest and debt expense	(50.4)	(4.5)	(45.9)
Other income (expense), net	13.9	(15.2)	29.1

Income from continuing operations before income taxes	$48.1	$68.2	$(20.1)

Pigment segment operating profit decreased $23.6 million, or 23.3%, to $77.9 million for the year ended December 31, 2006, from $101.5 million, in the same period of 2005. The decline in operating profit was primarily due to the higher costs of production, offset by the improved pricing, a reversal of previously recorded restructuring charges and the receipt of an arbitration award. Increased production costs in our U.S. and European operations were primarily due to higher raw material, process chemical and energy costs at our manufacturing facilities around the world. In our Australian operations, difficult mining conditions, and a temporary shutdown of the Chandala kiln increased costs and reduced production which increased per unit costs of sale. The kiln had to be shut down to perform maintenance that had been scheduled for 2007, but had to be accelerated due to increased deterioration in the kiln. The reversal of previously recorded restructuring charges resulted from updating our estimates of closure costs (including timing) related to our former Mobile, Alabama, synthetic rutile facility and Savannah, Georgia, sulfate facility. The arbitration award related to a claim in the London Court of International Arbitration (“LCIA”) against Kemira, alleging breach of representations and warranties related to the acquisition of the TiO2 production facility in Savannah, Georgia. On November 15, 2006, we were notified that the LCIA awarded us approximately $8.9 million in damages and interest. Legal expenses of $2.7 million in 2006 and $1.1 million in 2005 related to this lawsuit are included in SG&A expenses.

These higher costs were partially offset by lower selling, general and administrative expenses which decreased $22.6 million primarily due to a decrease in employee incentive compensation related to cash bonuses as a result of lower overall company profits, partially offset by increased other compensation and benefit costs, including costs related to stock-based awards, certain retention award programs, and increased retirement and other postretirement benefits expense.

Electrolytic and other chemical products businesses operating profit increased $31.2 million to $25.3 million during the year ended December 31, 2006, from a loss of $5.9 million during the prior-year period. The change was primarily due to the $20.5 million recovery of past environmental remediation costs from the U.S. in 2006, compared to a net environmental provision of $11.4 million in 2005 related to ammonium perchlorate remediation associated with our Henderson, Nevada, facility. For the year, increased manufacturing costs more than offset the sales gains discussed above, and lower selling, general and administrative expenses. Higher costs were primarily related to higher feedstock, maintenance and energy costs.

Corporate and nonoperating sites had an operating loss of $18.6 million during the year ended December 31, 2006, a decline of $10.9 million from a loss of $7.7 million during the prior-year period. The additional loss was primarily due to unallocated corporate expenses related to corporate functions absorbed by Tronox from Kerr-McGee after the IPO including board of directors costs, corporate overhead, retention awards and franchise tax charges. These costs were partially offset by a provision of $5.6 million in the prior year related to remediation of the Jacksonville, Florida, former agricultural chemical site, for soil removal and excavation.

Interest and debt expense increased $45.9 million to $50.4 million during 2006 from $4.5 million during 2005. The increase was due to interest on our unsecured notes and term loan facility that were entered into concurrent with the IPO in November 2005.

Other income (expense), net increased $29.1 million to income of $13.9 million during 2006 from expense of $15.2 million during 2005. The change is mainly due to a $4.3 million increase in income from equity affiliates, the elimination of $14.7 million of interest expense allocated from affiliates during 2005 and foreign exchange gains during 2006 of $8.8 million compared to losses during 2005 of $3.0 million. Partially offsetting these favorable effects was a provision for litigation settlements of $3.7 million in 2006.

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

Loss from discontinued operations decreased $2.4 million, or 8.7% to $25.2 million during 2006 from $27.6 million during 2005. In 2006, the loss from discontinued operations included $16.6 million, net of taxes, for legal fees and environmental costs associated with our former forest products operations, additional environmental costs of $3.8 million, net of taxes, for groundwater remediation at a former nuclear fuels plant in Crescent, Oklahoma, and additional costs of $0.8 million, net of taxes, for erosion and vegetation studies related to former uranium mines at Riley Pass, South Dakota. The 2005 loss includes $17.7 million loss, net of taxes, on our former forest products operations, including legal costs of $4.8 million, net of taxes, and an environmental provision of $7.2 million, net of taxes, for additional soil volumes related to the Sauget, Illinois, wood-treatment plant. The 2005 loss also includes a $5.2 million environmental provision, net of taxes, for pond closure, rock placement and surface water channels at the Ambrosia Lake, New Mexico, site associated with our formerly conducted uranium mining and milling operations (see Note 17 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K).

Financial Condition and Liquidity

The following table provides information for the analysis of our historical financial condition and liquidity:

	December 31,	December 31,	December 31,
	2007	2006	2005
	(Millions of dollars)

Current ratio(1)	1.5:1	1.9:1	2.1:1
Cash and cash equivalents	$21.0	$76.6	$69.0
Working capital(2)	244.9	382.2	404.4
Total assets(3)	1,723.4	1,823.4	1,758.3
Long-term debt	475.6	534.1	548.0
Stockholders’ equity(4)	429.6	437.3	489.0

(1)	Represents a ratio of current assets to current liabilities.

(2)	Represents excess of current assets over current liabilities.

(3)	Effective March 30, 2006, we assumed certain U.S. benefit plan obligations and received a transfer of related assets which resulted in increases in total assets of $122.8 million, stockholders’ equity of $2.1 million and total liabilities of $120.7 million.

(4)	Effective December 31, 2006, we adopted SFAS No. 158 which resulted in a reduction of stockholders’ equity of approximately $95 million ($145 million on a pretax basis).

Our primary cash needs are for working capital, capital expenditures, environmental cash expenditures, debt service under the senior secured credit facility (discussed below) and the unsecured notes. We believe that our cash flows from operations, together with available borrowings under our revolving credit facility, will be sufficient to meet these cash needs. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our cash flows from operations are less than we expect, we may need to raise additional capital. We may also require additional capital to finance our future growth and development, implement additional marketing and sales activities, and fund our ongoing research and development activities.

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

We have an interest in The LandWell Company LP (“LandWell”), a limited partnership formed to market or develop land in the Henderson, Nevada, area. LandWell has commenced negotiations with a number of parties who have interest in the development of either part or all of approximately 2,200 contiguous acres of its land in Henderson for eventual use as a new, mixed-use master planned community. LandWell is also proceeding with remediation efforts on a portion of the 2,200 acres. LandWell’s efforts to secure zoning for the site were successful with final approval of the development standards and development agreement being received from the City of Henderson on October 2, 2007. This large parcel, in addition to other parcels available for sale by LandWell is in the vicinity of our Henderson facility. Cash flows resulting from the sale of the 2,200 contiguous acres of land in the Henderson, Nevada, area must be used to pay down outstanding debt under our senior secured credit facility.

We are in negotiations with interested parties for the sale of parcels of land which are 100% Tronox owned. During 2007, we executed a contract involving a 53-acre parcel of 100% Tronox owned land in the Henderson, Nevada, area. The “no further action letter” was obtained on this and other parcels next to this. In January 2008, the buyer of the contract cancelled the contract as they were unable to secure financing. Negotiations have commenced with other interested parties for this parcel of land but there can be no guarantee that a sale will be concluded during the next twelve months.

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

Of cash and cash equivalents at December 31, 2007, $9.5 million was held in the U.S. and $11.5 million was held in other countries. In 2005, $131.0 million of unremitted foreign earnings in Australia were repatriated as extraordinary dividends, as defined in the American Jobs Creation Act of 2004, and subsequently transferred to Kerr-McGee as part of its centralized cash management system.

Cash Flows

Cash Flows from Operating Activities.  Cash flows from operating activities for 2007 were $95.3 million compared to $111.6 million for 2006. The $16.3 million decrease in cash flows from operating activities for 2007 was due primarily to increased net loss of $106.2 million compared to the prior year, partially offset by net proceeds from our receivables securitization program of $57.0 million and reduction of our working capital as a result of recent management initiatives.

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

Cash Flows from Investing Activities.  Net cash used in investing activities for 2007, was $69.2 million, a decrease of $5.8 million compared to 2006. The decrease was primarily due to lower capital expenditures in 2007 compared to the prior year.

Capital expenditures in the 2007 period were $70.9 million compared to $79.5 million in 2006. Significant projects in 2007 included upgrades to waste treatment and to an oxidation line at the Botlek, Netherlands, facility, relining a kiln and maintenance improvements at the synthetic rutile facility at Chandala, Australia, and a selas floor replacement at the Hamilton, Mississippi, facility. Significant projects in 2006 and 2005 included changes to the Uerdingen, Germany, pigment facility to convert waste to a saleable product and reduce raw material costs, upgrading the oxidation line at the Botlek, Netherlands, facility and process improvements at the Hamilton, Mississippi, facility for the purpose of producing a new grade of pigment for use in architectural paints.

Capital expenditures during 2008 are expected to be in the range of $62.0 million to $65.0 million excluding the expansion of our Kwinana, Western Australia plant.

Cash Flows from Financing Activities.  Net cash used in financing activities in 2007 was $71.9 million compared to $19.6 million in 2006.

Cash used in 2007 included $64.9 million in long-term debt payments and $8.3 million in dividends. These were partially offset by proceeds from stock option exercises of $1.6 million. The increased payment on long-term debt was primarily funded by a portion of the proceeds from sales of the company’s U.S. accounts receivable through a securitization program. Under our credit agreement, we are required to remit 50% of the net cash proceeds from qualifying accounts receivable sales as a prepayment of principal. As a result, $30.3 million of the initial proceeds from the securitization program was utilized to make mandatory prepayment, while an additional $20.0 million was utilized to make an optional prepayment on long-term debt. During 2007, we were also required to make a mandatory prepayment of $11.1 million based on the 2006 excess cash flow calculation (as defined in the credit agreement). The remaining payments on long-term debt in 2007 of $3.5 million were mandatory.

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

In 2005, we completed our IPO by issuing 17.5 million shares of Class A common stock which provided proceeds, net of issuance costs, of $226.0 million. Concurrent with the IPO, we issued $350.0 million in aggregate principal amount of 9 1/2% senior unsecured notes and entered into a senior secured credit facility consisting of a $200.0 million six-year term loan facility. Proceeds from the unsecured notes and the term loan facility provided $539.1 million in cash flow from financing activities in 2005, net of debt issuance costs. The net proceeds from our Class A common stock offering, unsecured notes and term loan facility were distributed to Kerr-McGee in the amount of $761.8 million. Net transfers to Kerr-McGee were $106.6 million in 2005.

Capital Resources

Credit Agreement.  In November 2005, our wholly owned subsidiary, Tronox Worldwide LLC, entered into a senior secured credit facility. This facility consists of a $200 million six-year term loan facility and a five-year multicurrency revolving credit facility of $250 million. Interest on amounts borrowed under the senior secured credit facility is payable, at our election, at a base rate or a LIBOR rate, in each case as defined in the agreement. As of December 31, 2007, based on our credit ratings the margin applicable to LIBOR borrowings was 150 basis points.

The terms of the credit agreement provide for customary representations and warranties, affirmative and negative covenants, and events of default. Our primary financial covenants are a Total Leverage Ratio and an Interest Coverage ratio (both as defined in the credit agreement).

There can be no assurance that we will be in compliance with such covenants in the future. Future compliance with the covenants may be adversely affected by various economic, financial and industry factors. In the event of any future noncompliance with any covenants, we would seek to negotiate amendments to the applicable covenants or to obtain waivers from our lenders. If we were unable to obtain amendments or waivers, noncompliance with the covenants would constitute an event of default under the credit agreement, allowing the lenders to accelerate repayment of any outstanding borrowings and/or to terminate their commitments to the credit facility.

2007 Credit Agreement Covenant Amendment

In March 2007, we requested and obtained approval for an amendment to the financial covenants in the credit agreement. The amendment maintained the original Total Leverage Ratio and the Interest Coverage Ratio at 3.75:1 and 2:1, respectively, through December 31, 2007. We were in compliance with our financial covenants at December 31, 2007.

As of December 31, 2007, we had total consolidated debt of $484.8 million and cash and cash equivalents of $21.0 million. We had outstanding letters of credit issued under the credit facility in the amount of $66.9 million and no borrowings outstanding on the revolving credit facility resulting in unused capacity under the revolving credit facility of $183.1 million. Although we had unused capacity, the amount available is subject to our financial covenants. Based on the total leverage ratio of 3.75:1 and our Adjusted EBITDA of $141.2 million for the year ended December 31, 2007, the total consolidated debt we were permitted to incur as of December 31, 2007, was $529.5 million. As a result, of the unused capacity of $183.1 million, $44.7 million was available for borrowings.

2008 Credit Agreement Covenant Amendment

In February 2008, we proactively requested and obtained approval for an amendment to the 2008 and 2009 financial covenants. The table below presents the approved requirements by quarter. The limitations on capital expenditures have not been modified and are $130 million in 2008 and $100 million in 2009 and thereafter. We incurred an amendment fee of approximately $2.5 million in the first quarter of 2008 related to this and our margin applicable to LIBOR borrowings is now 300 basis points. Our margin remains subject to increases or decreases depending on our credit rating.

	Consolidated	Consolidated
	Total	Interest
	Leverage Ratio	Coverage Ratio

Fiscal Quarter Ended
March 31, 2008	4.45:1	1.00:1
June 30, 2008	4.90:1	1.00:1
September 30, 2008	4.90:1	0.80:1
December 31, 2008	4.90:1	0.80:1
March 31, 2009	4.50:1	1.25:1
June 30, 2009	4.35:1	1.25:1
September 30, 2009	3.90:1	1.75:1
December 31, 2009	3.50:1	1.75:1

The prospective relief under these ratios was necessary in order for us to continue to comply with these covenants on a quarterly basis over the next two years. We assessed our ability to meet the amended ratios based on an analysis of our 2008 and 2009 forecast and believe that we have adequate “cushion” under both ratios beginning with the first quarter of 2008 and ending with the fourth quarter of 2009.

The achievement of our forecasted results is subject to the risks discussed in Item 1A, “Risk Factors,” and is critical for us to be in compliance with the financial covenants. Assumptions key to achieving our forecasted results include meeting our Project Cornerstone cash cost reduction targets, the realization of some of the pricing increases announced for 2008, the effect that the outcome of the anti-dumping investigation will have on our electrolytic business and maintaining our market share during a period of expected 3% global TiO2 demand growth. Further weakening of the U.S. economy and any resulting negative impact on the economic conditions in other regions could have a negative effect on our ability to achieve our forecasted results. In our analysis, we excluded land sales and the resultant debt repayment from land sales. As a result, the execution of land sales, and the resultant debt repayment, would increase the amount of cushion we are expecting. Management of our capital expenditures and legacy expenditures during this challenging period will also limit our cash requirements and create additional opportunities for cushion. Based on this, management anticipates that we will remain in compliance with these ratios during 2008 and 2009, with on-going compliance thereafter.

As of February 29, 2008, we had total consolidated debt of $527.9 million and cash and cash equivalents of approximately $19.0 million. The total consolidated debt balance as of February 29, 2008, includes $53.0 million outstanding on the revolving credit facility and outstanding letters of credit issued under the credit facility in the amount of $67.2 million resulting in unused capacity under the revolving credit facility of $129.8 million. As noted above, the amount available on the revolving credit is subject to our financial covenants.

We are required, under the terms of the credit agreement, to remit a certain percentage of excess cash flow (“ECF Percentage,” as defined in the credit agreement) as a prepayment of the principal. As a result, in addition to the normal quarterly installments, the first such mandatory payment, in the amount of $11.1 million, was paid in April 2007 based on the ECF Percentage for the fiscal year 2006. We are also required to remit 50% of the net cash proceeds from qualifying accounts receivable sales as a prepayment of principal. As a result of the securitization program we implemented in the third quarter of 2007, proceeds of $30.3 million were remitted in September 2007 as required, with an additional $20.0 million remitted in October 2007 as an optional prepayment.

Senior Unsecured Notes.  Also concurrently with the IPO, Tronox Worldwide LLC and Tronox Finance Corp. issued $350 million in aggregate principal amount of 9 1/2% senior unsecured notes due 2012 in a private offering. Interest on the notes is payable on June 1 and December 1 of each year. During the second quarter of 2006, we registered these notes with the Securities and Exchange Commission (the “SEC”) and subsequently completed an exchange of all notes and guarantees for publicly tradable notes and guarantees having substantially identical terms on July 14, 2006. These notes are guaranteed by our material direct and indirect wholly owned domestic subsidiaries.

Note Payable due July 2014.  In July 2006, Tronox Western Australia Pty Ltd, our wholly owned subsidiary, completed the purchase of a 50% undivided interest in additional mining tenements and related mining assets. We acquired the mine tenements by entering into an eight-year note payable agreement. As a result, we had additional debt totaling $8.8 million as of December 31, 2006. A required payment of $1.8 million in 2007 along with a $0.9 million revaluation of this Australian dollar denominated debt resulted in a balance of $7.9 million at December 31, 2007. Under the provisions of the note, the earliest opportunity to prepay the note was as of December 31, 2007. Due to the higher interest rate associated with the note, we elected to prepay the note in full in January 2008.

Receivables Securitization.  We executed a $100.0 million accounts receivable securitization program (the “Program”) in September 2007 with an initial term of one year. Financing under the program can be extended for an additional two years in the form of a securitization or a secured borrowing as determined by the sponsoring institution, ABN AMRO Bank N.V. (“ABN”). Under the Program, receivables owned by our U.S. subsidiaries are sold on a recurring basis to Tronox Funding LLC (“Funding”), a wholly owned special purpose subsidiary owned by us. Funding, in turn, sells to either Amsterdam Funding Corporation (“AFC”), an asset-backed commercial paper conduit sponsored by ABN, or sells to ABN directly (both AFC and ABN collectively referred to as “Amsterdam”) an undivided percentage ownership interest in the pool of receivables Funding acquires from the company (subject to a program limit in the aggregate of $100.0 million). We retain the servicing responsibility for the accounts receivable. At December 31, 2007, receivables sold by us to Funding totaled $97.3 million, of which $57.0 million was sold to Amsterdam in the form of the purchased participation interest, resulting in a subordinated retained interest held by us with a carrying amount of $39.5 million. The subordinated retained interest serves as over-collateralization on the purchased interest by Amsterdam and, thus, provides credit enhancement to the Program.

Until April 2005, we had an accounts receivable monetization program, which served as a source of liquidity up to a maximum of $165.0 million.

Off-Balance Sheet Arrangements

We have entered into agreements that require us to indemnify third parties for losses related to environmental matters, litigation and other claims. We have recorded no material obligations in connection with such indemnification obligations as none are currently evaluated as probable of loss. In addition, pursuant to the MSA, we will be required to indemnify Kerr-McGee for all costs and expenses incurred by it arising out of or due to our environmental and other liabilities other than such costs and expenses reimbursable by Kerr-McGee pursuant to the MSA. At December 31, 2007, we had outstanding letters of credit in the amount of $67.8 million, of which $66.9 million was issued under our credit agreement, resulting in unused capacity under the revolving credit facility of $183.1 million. These letters of credit have been granted to us by financial institutions to support our environmental cleanup costs and miscellaneous operational and severance requirements in international locations.

Outlook

At the end of 2007, we were ahead of target on our Project Cornerstone initiatives to reduce operating and selling, general and administrative costs and enhance revenues with a cumulative reduction of $70 million in cash cost reductions since the project’s inception in April of 2006. Project Cornerstone will remain a focus area for us with additional 2008 targeted cash cost savings of $22 million.

Due to the slowdown in the housing sector and its effects, the U.S. economy is expected to remain soft for the first half of 2008 but may begin to turn around in the second half of the year. While growth in the lower margin Asia-Pacific region is expected to remain close to last year, the growth in this area is not expected to totally compensate for the impact of weak U.S. growth on the global economy. Outlook for emerging economies remains positive overall, but some moderation in growth is also expected.

The global EMD market is challenged by excess supply that has resulted in antidumping investigations in Europe, Japan and the United States. In the United States, the antidumping investigation concerns EMD imports from China and Australia. The preliminary determination from the investigation, setting forth company-specific antidumping rates, is expected in March 2008. Final determinations from the Commerce Department and the

International Trade Commission are expected by the fall of 2008. If these determinations are favorable, the issuance of antidumping orders should result in improved profitability for the U.S. EMD industry.

Contractual Obligations and Commercial Commitments

In the normal course of business, we enter into operating leases, purchase obligations and borrowing arrangements. Operating leases primarily consist of the rental of railcars, office space and production equipment. Purchase obligations are agreements to purchase goods or services that are enforceable, legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. We are also obligated under an employee benefits agreement with Kerr-McGee to maintain the Material Features (as defined in the employee benefits agreement) of the U.S. postretirement plan without change for a period of three years following the effective date of the Distribution. Based on the actuarially determined obligations under that plan, we expect contributions to be approximately $9.0 million in 2008 and approximately $4.0 million in each of the following four years as our announced modifications to the plan take effect in April 2009.

The aggregate future payments under these borrowings, contracts and other arrangements (including all U.S. nonqualified and foreign pension and postretirement obligations) as of December 31, 2007, are summarized in the following table:

	Payments Due by Period
			2009	2011	After
Type of Obligation	Total	2008	-2010	-2012	2012
	(Millions of dollars)

Long-term debt, including current portion	$484.8	$9.2	$2.6	$473.0	$—
Interest payments on current and long-term debt(1)	189.4	40.3	78.9	70.2	—
Pension and postretirement payments	92.7	12.7	15.4	16.5	48.1
Operating leases	88.2	14.0	24.2	19.3	30.7
Purchase obligations:
Ore contracts(2)	418.7	182.3	172.1	47.1	17.2
Other purchase obligations(3)	651.5	134.2	233.6	185.8	97.9

Total(4)	$1,925.3	$392.7	$526.8	$811.9	$193.9

(1)	Interest on the variable-rate term loan is calculated at the weighted-average rate on outstanding borrowings under the term loan which was 6.8% at December 31, 2007. Interest on the $350 million senior unsecured notes is calculated at a fixed rate of 9.5% on the aggregate principle amount. Interest on the variable-rate note payable, which was paid off in January 2008, was calculated at 13.26% of principal. See Note 6 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K for additional discussion regarding long-term debt.

(2)	Approximately 33% of annual usage acquired from two suppliers under long-term supply contracts.

(3)	Includes obligations to purchase our requirements of process chemicals, supplies, utilities and services.

(4)	Excludes liabilities related to uncertain tax positions (discussed later in “New/Revised Accounting Standards”) because we cannot make a reasonably reliable estimate regarding the periods of cash settlement with the respective taxing authorities.

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

Sites at which we have environmental responsibilities include sites that have been designated as Superfund sites by the U.S. EPA pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and that are included on the National Priority List (“NPL”). As of December 31, 2007, we had received notices that we had been named a potentially responsible party (“PRP”) with respect to 12 existing EPA Superfund sites on the NPL that require remediation.

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

Legacy Businesses

Historically, we have engaged in businesses unrelated to our current primary business, such as the treatment of forest products, the production of ammonium perchlorate, the refining and marketing of petroleum products, offshore contract drilling, coal mining and the mining, milling and processing of nuclear materials. Although we are no longer engaged in such businesses, residual obligations with respect to certain of these businesses still exist, including obligations related to compliance with environmental laws and regulations that include the Clean Water Act, the Clean Air Act, the Atomic Energy Act, CERCLA and the Resource Conservation and Recovery Act. These laws and regulations require us to undertake remedial measures at sites of current and former operations or at sites where waste was disposed. For example, we are required to conduct decommissioning and environmental remediation at certain refineries, production and distribution facilities and service stations previously owned or operated before exiting the refining and marketing business in 1995. We also are required to conduct decommissioning and remediation activities at sites where we were involved in the exploration, production, processing or sale of minerals, including uranium and thorium compounds and at sites where we were involved in the production and sale of ammonium perchlorate. Additionally, we are decommissioning and remediating our former wood-treatment facilities as part of our exit from the forest products business. For a description of the decommissioning and remediation activities in which we currently are engaged, see “Environmental Costs” below and Notes 5 and 17 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

Environmental Costs

Expenditures for environmental protection and cleanup for each of the last three years and for the three-year period ended December 31, 2007, are as follows:

	Year Ended December 31,
	2007	2006	2005	Total
	(Millions of dollars)

Cash expenditures of environmental reserves	$50.2	$56.2	$61.1	$167.5
Recurring operating expenses	46.6	45.8	41.4	133.8
Environmental capital expenditures associated with ongoing operations	17.0	21.0	19.7	57.7

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

whether EPA or another relevant agency has ordered action or quantified cost; whether we have received an order to conduct work; whether we participate as a PRP in the Remedial Investigation/Feasibility Study (“RI/FS”) process and, if so, how far the RI/FS has progressed; the status of the record of decision by the relevant agency; the status of site characterization; the stage of the remedial design; evaluation of existing remediation technologies; the number and financial condition of other potentially responsible parties PRPs; and whether we can reasonably evaluate costs based on a remedial design or engineering plan.

After the remediation work has begun, additional accruals or adjustments to costs may be made based on any number of developments, including revisions to the remedial design; unanticipated construction problems; identification of additional areas or volumes of contamination; inability to implement a planned engineering design or to use planned technologies and excavation methods; changes in costs of labor, equipment or technology; any additional or updated engineering and other studies; and weather conditions. Additional reserves of $15.1 million, $56.4 million and $69.0 million were added in 2007, 2006 and 2005, respectively, for active and inactive sites.

As of December 31, 2007, our financial reserves for all active and inactive sites totaled $188.8 million. In the Consolidated Balance Sheet at December 31, 2007, included in Item 15(a) of this Annual Report on Form 10-K, $93.9 million of the total reserve is classified as noncurrent liabilities-environmental remediation and/or restoration, and the remaining $94.9 million is included in accrued liabilities. We believe we have reserved adequately for the reasonably estimable costs of known environmental contingencies. However, additional reserves may be required in the future due to the previously noted uncertainties.

Pursuant to the MSA, Kerr-McGee agreed to reimburse us for a portion of the environmental remediation costs we incur and pay after the IPO (net of any cost reimbursements we expect to recover from insurers, governmental authorities or other parties). The reimbursement obligation extends to costs incurred at any site associated with any of our former businesses or operations.

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

The following table reflects our portion of the known estimated costs of investigation, remediation or claims that are probable and estimable. The table summarizes EPA Superfund NPL sites where we have been notified we are a PRP under CERCLA and other sites for which we had financial reserves recorded at year-end 2007. In the table, aggregated information is presented for other sites (each of which has a remaining reserve balance of less than $3 million). Sites specifically identified in the table below are discussed in Note 17 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

	Total	Remaining
	Expenditures	Reserve
	through	Balance at
	December 31,	December 31,
Location of Site	2007	2007	Total
	(Millions of dollars)

EPA Superfund sites on NPL
West Chicago, Illinois (Vicinity areas)	$185.4	$42.7	$228.1
Manville, New Jersey	0.6	35.0	35.6
Other superfund sites	70.8	5.9	76.7

Total	$256.8	$83.6	$340.4

Sites under consent order, license or agreement, not on EPA Superfund NPL
West Chicago, Illinois (Former manufacturing facility)	$449.3	$10.7	$460.0
Cushing, Oklahoma	149.3	9.5	158.8
Henderson, Nevada	142.7	24.4	167.1
Ambrosia Lake, New Mexico	35.0	9.9	44.9
Crescent, Oklahoma	51.8	9.8	61.6
Sauget, Illinois	10.6	5.8	16.4
Cleveland, Oklahoma	19.3	3.5	22.8
Jacksonville, Florida	4.9	5.1	10.0
Riley Pass, South Dakota	2.0	1.9	3.9
Other sites	220.1	24.6	244.7

Total	$1,085.0	$105.2	$1,190.2

Total of all sites with reserves	$1,341.8	$188.8	$1,530.6

West Chicago, Illinois (Vicinity Areas).  Remediation of thorium tailings at the Reed-Keppler Park and the Sewage Treatment Plant is substantially complete. Cleanup of thorium tailings at Kress Creek is ongoing. A review of remediation work done in certain Residential Areas is being conducted by the EPA, in order to determine the completeness of the remediation.

Amounts reported in the table for the West Chicago sites are not reduced for actual or expected reimbursement from the U.S. government under Title X of the Energy Policy Act of 1992 (“Title X”).

Manville, New Jersey.  EPA led remediation of the former impoundments and residential areas has been completed. The remediation of the former process area (currently a non-related commercial property) is ongoing with completion expected in 2008. We are engaged in mediation with the EPA and DOJ with respect to the government’s claim for response costs.

Amounts reported in the table for the Manville, New Jersey, site are not reduced for actual or expected reimbursement from Anadarko Petroleum Corporation, on behalf of Kerr-McGee, under the MSA.

Other Superfund Sites.  Sites where we have been named a PRP, including landfills, wood-treating sites, a mine site and an oil recycling refinery. These sites are in various stages of investigation/remediation.

West Chicago, Illinois (Former Manufacturing Facility).  Excavation, removal and disposal of contaminated soils at former thorium mill are substantially complete. The site will be used for moving material from the Kress

Creek remediation site. Surface restoration and groundwater remediation are expected to continue for approximately seven years. Groundwater monitoring may continue for approximately eleven years.

Amounts reported in the table for the West Chicago sites are not reduced for actual or expected reimbursement from the U.S. government under Title X.

Cushing, Oklahoma.  The site NRC license has been terminated allowing avoidance of future license maintenance costs. Investigation of and remediation addressing hydrocarbon contamination is continuing.

Henderson, Nevada.  Groundwater treatment to address ammonium perchlorate contamination is being conducted under consent order with Nevada Division of Environmental Protection (NDEP). An environmental conditions assessment of the Henderson site is being conducted under the terms of a consent agreement with NDEP.

Amounts reported in the table for the Henderson, Nevada, site are not reduced for actual or expected reimbursement from the U.S. government under a consent decree settlement nor for expected insurance policy recoveries.

Ambrosia Lake, New Mexico.  Uranium mill tailings and selected pond sediments have been consolidated and capped onsite. Decommissioning of impacted soils and the design of additional erosion controls are ongoing.

Crescent, Oklahoma.  Buildings and soil decommissioning is complete. A work plan to address limited on-site radionuclide contamination of groundwater is in negotiation with the NRC.

Sauget, Illinois.  Soil and sediment remediation of wood-treatment related contamination is ongoing. Final pond closure and groundwater investigation will follow.

Cleveland, Oklahoma.  Facility is dismantled and certain interim remedial measures to address air, soil, surface water and groundwater contamination are complete. Design for soil and waste remediation has been approved.

Jacksonville, Florida.  Remedial investigation of a former manufacturing and processing site for fertilizers, pesticides and herbicides completed. Feasibility study with recommended remediation activities is under review by the U.S. EPA.

Riley Pass, South Dakota.  Remedial assessment of a former uranium mining site has been completed. A work plan for remedial actions needed to address contaminated soils or to prevent soil erosion has been approved by the Forest Service. Final design plans for the cells and the procedures for excavating and transporting the material to the cells will be submitted to the Forest Service for approval in 2008. Additional plans and design details will continue to be evaluated in 2008 to identify any other work required at the site.

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

Long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate that carrying value may be greater than future net cash flows. Such evaluations involve a significant amount of judgment since the results are based on estimated future events, such as sales prices, costs to produce the products, the economic and regulatory climates and other factors. We evaluate impairment for our pigment segment based on a single global pigment asset group. Due to a recent downturn in the U.S. TiO2 industry, impairment indicators warranted the preparation of an impairment analysis for the global pigment asset group as of December 31, 2007. Accordingly, we prepared a cash flow analysis comparing projected cash flows to the net carrying value of the global pigment asset group. The analysis indicated that no impairment was present as of December 31, 2007. We cannot predict when or if future impairment charges will be required for held-for-use assets.

Restructuring and Exit Activities

We have recorded charges in recent periods in connection with closing facilities and work force reduction programs. With the exception of asset retirement obligations, these charges are recorded when management commits to a plan and incurs a liability related to the plan. Estimates for plant closing include the write-down of inventory, write-down of property, plant and equipment, any necessary environmental or regulatory costs, contract termination and severance costs. Asset retirement obligations are recorded in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” Estimates for work force reductions are recorded based on estimates of the number of positions to be terminated, termination benefits to be provided, estimates of any enhanced benefits provided under pension and postretirement plans and the period over which future service will continue, if any. We evaluate the estimates on a quarterly basis and adjust the reserves when information indicates that the estimates are above or below the initial estimates. We cannot predict when or if future restructuring or exit reserves will be required. For additional information regarding work force reduction programs, exit activities and asset retirement obligations, see Notes 5 and 7 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

Environmental Remediation and Other Contingency Reserves

Our management makes judgments and estimates in accordance with applicable accounting rules when it establishes reserves for environmental remediation, litigation and other contingent matters. Provisions for such matters are charged to expense when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. Estimates of environmental liabilities, which include the cost of investigation and remediation, are based on a variety of matters, including, but not limited to, the stage of investigation; the stage of the remedial design; the availability of existing remediation technologies; presently enacted laws and regulations; and the state of any related legal or administrative investigation or proceedings. We have been identified as a PRP at several sites for which an obligation is not currently probable and/or estimable and accordingly, have not recorded reserves for those sites. In future periods, a number of factors could significantly change our estimate of environmental remediation costs, such as changes in laws and regulations; relevant cleanup levels; revisions to the remedial design; unanticipated construction problems; identification of additional areas or volumes of contamination; increases in labor; equipment and technology costs; changes in the financial condition of other potentially responsible parties; and the outcome of any related legal and administrative proceedings or alternative dispute resolution proceedings (including mediation) to which we are or may become a party. Consequently, it is not possible for us to reliably estimate the amount and timing of all future expenditures related to environmental or other contingent matters and actual costs could exceed our current reserves.

Before considering reimbursements of our environmental costs discussed below, we provided $15.1 million, $56.4 million and $69.0 million pretax for environmental remediation and restoration costs in 2007, 2006 and 2005, respectively, including provisions of $11.6 million, $55.8 million and $29.9 million in 2007, 2006 and 2005, respectively, related to former businesses reflected as a component of loss from discontinued operations.

To the extent costs of investigation and remediation are recoverable from the U.S. government or Kerr-McGee, and have been incurred or are recoverable under certain insurance policies or from other parties and such recoveries are deemed probable, we record a receivable. In considering the probability of receipt, we evaluate our historical experience with receipts, as well as our claim submission experience. At December 31, 2007, estimated recoveries of environmental costs recorded in the Consolidated Balance Sheet totaled $67.6 million. Provisions for environmental remediation and restoration in the Consolidated and Combined Statements of Operations were reduced by $13.5 million, $53.1 million and $34.3 million in 2007, 2006 and 2005, respectively, for estimated recoveries, including recoveries of $12.4 million, $32.1 million and $12.3 million in 2007, 2006 and 2005, respectively, related to former businesses reflected as a component of loss from discontinued operations.

For additional information about contingencies, refer to “Environmental Matters” above and Note 17 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

Income Taxes

We have operations in several countries around the world and are subject to income and similar taxes in these countries. The estimation of the amounts of income tax to be recorded by the company involves the interpretation of complex tax laws and regulations and how foreign taxes affect domestic taxes, as well as the analysis of the realizability of deferred tax assets, tax audit findings and uncertain tax positions. Although we believe our tax accruals are adequate, differences may occur in the future, depending on the resolution of pending and new tax matters.

A valuation allowance is provided against a deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized. SFAS No. 109 requires that when a cumulative loss exists, unless there is overwhelming positive evidence to support the future use of net operating losses, a valuation allowance should be recorded. In 2007, we recorded a noncash valuation allowance on certain U.S. deferred tax assets of $29.9 million.

In connection with the decision to retain the Uerdingen facility, we have begun a reorganization of our European operations and legal entities. The reorganization process is expected to be effectively completed in 2008. Due to the reorganization, we no longer expect to realize a benefit from the net deferred tax asset previously recorded related to our Swiss entity. As a result, we recorded a valuation allowance of $9.4 million, of which $4.4 million related to the net deferred tax asset recorded at December 31, 2006, while $5.0 million related to the benefit of the loss for the twelve-month period ended December 31, 2007.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We also record assets and liabilities arising from uncertain tax positions meeting certain criteria in our financial statements. Refer to “New/Revised Accounting Standards” below for the definition and discussion of FIN No. 48.

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

The following are considered significant assumptions related to our retirement and postretirement plans, with a brief description of the methodology used by management to develop the significant assumptions included below:

•	Discount rate

•	Expected long-term rate of return (applies to our U.S. qualified plan only)

•	Rate of compensation increases

Discount Rate.  We selected a discount rate of 6.25% and 5.75% as of December 31, 2007 and 2006, respectively, for our U.S. plans based on the results of a cash flow matching analysis which projected the expected cash flows of the plans using the yield curves produced by the applicable Citigroup Pension Discount Curves.

Expected Long-term Rate of Return.  The estimated long-term rate of return assumption used in the determination of net periodic cost for the year ended December 31, 2007, was 8%. This rate was developed after reviewing both a capital asset pricing model using historical data and a forecasted earnings model. An expected return analysis is performed which incorporates the current portfolio allocation, historical asset-class returns and an assessment of expected future performance using asset-class risk factors. We selected 7.5% as of December 31, 2007, to be used in the determination of net periodic cost for the 2008 annual period.

Rate of Compensation Increases.  Our estimated rate of compensation increases was 3.5% at both December 31, 2007, and December 31, 2006, based on our long-term plans for compensation increases and expected economic conditions, including the effects of merit increases, promotions and general inflation.

The above assumptions are specific to us and our employee groups covered, and, therefore, are expected to be different from assumptions formed by Kerr-McGee for its plans. Application of such assumptions by us may result in different amounts of net periodic cost (benefit) recognized in our financial statements in future periods compared to the net periodic cost (benefit) historically allocated to us by Kerr-McGee. It is estimated that the company will record a total net periodic credit for the annual 2008 period of approximately $3.8 million related to its U.S. plans. See Note 15 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

The following table shows the impact of changes in the primary assumptions used in actuarial calculations associated with our pension and other postretirement benefits. The net periodic cost (benefit) amounts reflect the impact on net periodic cost for the year ended December 31, 2007. The projected benefit obligation (“PBO”) amounts reflect the impact on the projected benefit obligation as of December 31, 2007.

	Pension Benefits(1)		Other Postretirement Benefits
	Net Periodic	Projected	Net Periodic	Accumulated
	Cost	Benefit	Cost	Postretirement
	(Benefit)	Obligation	(Benefit)	Benefit Obligation
	(Millions of dollars)

Increase of 0.5% in —
Discount rates	$(1.3)	$(17.2)	$(0.2)	$(2.7)
Expected return on plan assets	(2.2)	—	—	—
Rate of compensation increase	1.1	4.8	—	—
Decrease of 0.5% in —
Discount rates	$1.4	$18.7	$0.2	$3.0
Expected return on plan assets(2)	2.2	—	—	—
Rate of compensation increase	(1.1)	(4.4)	—	—
Change in health care cost trend rate of 1%
Increase	$—	$—	$1.0	$5.2
Decrease	—	—	(0.8)	(4.3)

(1)	The sensitivity analysis reflects only the impact of assumption changes on our U.S. qualified retirement plan. While we sponsor other retirement plans for its U.S. employees, the PBO for the U.S. qualified retirement plan at December 31, 2007, represented approximately 97% of the total PBO for all U.S. retirement plans.

(2)	If the actual return on plan assets was one percent lower than the expected return, our expected cash contributions to our pension and other postretirement benefit plans would not significantly change.

Foreign Benefit Plans

We currently provide defined benefit retirement plans for qualifying employees in Germany (unfunded) and the Netherlands (funded). The various assumptions used and the attribution of the costs to periods of employee service are fundamental to the measurement of net periodic cost and pension obligations associated with the retirement plans.

The following are considered significant assumptions related to our foreign retirement plans, with brief discussion below:

•	Discount rate

•	Expected long-term rate of return (applies to our plan in the Netherlands only)

•	Rate of compensation increases

The discount rate assumptions of 5.5% as of December 31, 2007, and 4.5% as of December 31, 2006, are based on long-term Euro corporate bond index rates that correlate with anticipated cash flows associated with future benefit payments. The expected long-term rate of return assumption for the Netherlands plan (5.5% as of December 31, 2007 and 5.25% as of December 31, 2006) is developed considering the portfolio mix and country-specific economic data that includes the expected long-term rates of return on local government and corporate bonds. We determine rate of compensation increases assumption based on our long-term plans for compensation increases specific to employee groups covered.

Other factors considered in developing actuarial valuations include long-term inflation rates, retirement rates, mortality rates and other factors. The expected long-term inflation rates are based on an evaluation of external market indicators. Retirement rates are based primarily on actual plan experience. Additional information regarding the significant assumptions relevant to the determination of the net periodic pension cost, which is expected to be approximately $4.1 million for 2008, and the actuarially determined present value of the benefit obligations is included in Note 15 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

New/Revised Accounting Standards

Uncertain Tax Positions.  In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“SFAS No. 109”). FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. SFAS No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an uncertain tax position must meet in order to be recognized in an enterprise’s financial statements. The interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance required application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The results for prior periods have not been restated. As a result of the adoption of FIN No. 48, the company recognized a $9.3 million charge to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax positions at January 1, 2007, was $46.5 million.

Fair Value Measurement.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the statement to have a material impact on our consolidated financial statements.

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.” We currently do not expect to adopt the provisions of this statement.

Business Combinations.  In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” which will change the accounting for business combinations such that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction, at the acquisition date fair value with limited exceptions. SFAS No. 141 also changes the accounting treatment for certain specific items such as expensing acquisition costs versus capitalizing them, recording in process research and development as an indefinite lived intangible asset and expensing restructuring costs after the acquisition date. SFAS No. 141 also includes additional disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, including credit risk, from fluctuations in foreign currency exchange rates, interest rate risk and natural gas prices. To reduce the impact of these risks on earnings and to increase the predictability of cash flows, from time to time, we enter into derivative contracts. In addition to information included in this section, see Notes 2 and 11 to the Consolidated and Combined Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk

The U.S. dollar is the functional currency for our international operations, except for our European operations, for which the euro is the functional currency. Periodically, we enter into forward contracts to buy and sell foreign currencies. These contracts generally have durations of less than three years. Prior to January 1, 2007, changes in the fair value of these contracts were recorded in accumulated other comprehensive income (loss) and were recognized in earnings in the periods during which the hedged forecasted transactions affected earnings. Beginning January 1, 2007, changes in the fair value of these contracts are recorded in net income as a component of other income (expense). At December 31, 2007 and 2006, the fair value of foreign currency derivatives included in our Consolidated Balance Sheets was a liability of $0.9 million and nil, respectively. On December 31, 2007, we had outstanding contracts to purchase Australian dollars with a U.S. dollar notional equivalent of $12.6 million and a weighted average contract rate of 0.8409. All contracts mature in 2008.

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

The table below presents principle amounts and weighted-average interest rates by maturity date for the company’s debt obligations outstanding at December 31, 2007:

								Fair
						There-		Value
	2008	2009	2010	2011	2012	After	Total	12/31/07
	(Millions of dollars, except percentages)

Fixed-rate debt —
Principal amount	$—	$—	$—	$—	$350.0	$—	$350.0	$339.9
Interest rate	—%	—%	—%	—%	9.50%	—%	9.50%
Variable-rate debt —
Principal amount	$9.2	$1.3	$1.3	$123.0	$—	$—	$134.8	$134.8
Weighted-average interest rate	12.32%	6.54%	6.54%	6.54%	—%	—%	6.93%

During 2007, we entered into interest-rate swap contracts to hedge interest payments on two $25.0 million traunches of our variable-rate term loan, both maturing in September 2009. The swap exchanges the variable LIBOR rate component for a fixed rate of 4.83% and 4.59%, respectively, on both traunches. These contracts have been designated and qualify as cash flow hedges. As such, the resulting changes in fair value of these contracts are recorded in accumulated other comprehensive income. Settlement occurs concurrent with interest payments that are made on a quarterly basis where realized gains or losses are recognized as a component of interest expense. At December 31, 2007, the fair value of our interest rate swap contracts was included in our Consolidated Balance Sheets as a liability of $0.7 million.

Natural Gas Derivatives

To reduce the risk of fluctuations in natural gas prices and increase the predictability of cash flows, from time to time, we enter into financial derivative instruments that generally fix the commodity prices to be paid for a portion of our forecasted natural gas purchases. These contracts have been designated and qualified as cash flow hedges. As such, the resulting changes in fair value of these contracts, to the extent they are effective in achieving their risk management objective, are recorded in accumulated other comprehensive income. At December 31, 2007 and 2006, the fair value of natural gas derivatives included in our Consolidated Balance Sheets was a liability of $0.6 million and $2.5 million, respectively. These amounts will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., reported as cost of goods sold when inventory is sold). As of December 31, 2007, we had outstanding contracts to purchase approximately 55% of our 2008 U.S. operations natural gas usage at a weighted average contract price of $7.73/MMBtu. All contracts mature in 2008.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15(a) hereof are incorporated herein by reference and are filed as part of this report beginning on page F-1.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on the assessment using those criteria, management concluded that, as of December 31, 2007, the company’s internal control over financial reporting was effective. The company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated and combined financial statements included in this Annual Report on Form 10-K and have issued an audit report on the effectiveness of the company’s internal control over financial reporting. Their report on the audit of internal control over financial reporting appears on page F-2 of this Annual Report on Form 10-K and their report on the audit of the consolidated and combined financial statements appears on page F-3 of this Annual Report on Form 10-K.

c)	Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated herein by reference to the definitive proxy statement to be filed by the company pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 29, 2008.

Item 11.	Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the definitive proxy statement to be filed by the company pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 29, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated herein by reference to the definitive proxy statement to be filed by the company pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 29, 2008.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information called for by this Item 13 is incorporated herein by reference to the definitive proxy statement to be filed by the company pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 29, 2008.

Item 14.	Principal Accountant Fees and Services

The information called for by this Item 14 is incorporated herein by reference to the definitive proxy statement to be filed by the company pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 29, 2008.

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

3. Exhibits

2.1		Master Separation Agreement, dated as of November 28, 2005, among Kerr-McGee Corporation, Kerr-McGee Worldwide Corporation, and Tronox Incorporated (incorporated by reference to Exhibit 2.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
3.1		Amended and restated Certificate of Incorporation of Tronox Incorporated (incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
3.2		Amended and Restated Bylaws of Tronox Incorporated (incorporated by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
4.1		Rights Agreement, dated as of November 28, 2005, between Kerr-McGee Corporation and Tronox Incorporated (incorporated by reference to Exhibit 4.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10	.1**	Compensation arrangements for the named executive officers of Tronox Incorporated (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).
10	.2**	Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Thomas W. Adams (incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).
10	.3**	Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Mary Mikkelson (incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).

10	.4**	Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Robert Y. Brown (incorporated by reference to Exhibit 10.6 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).
10	.5**	Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Gregory E. Thomas (incorporated by reference to Exhibit 10.7 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005).
10.6		Registration Rights Agreement, dated as of November 28, 2005, between Kerr-McGee Corporation and Tronox Incorporated (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10.7		Transitional License Agreement, dated as of November 28, 2005, among Kerr-McGee Worldwide Corporation and Tronox Incorporated (incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10.8		Tax Sharing Agreement, dated as of November 28, 2005, among Kerr-McGee Corporation and Tronox Incorporated (incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10	.9**	Employee Benefits Agreement, dated as of November 28, 2005, among Kerr-McGee Corporation and Tronox Incorporated (incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10.10		Credit Agreement, dated as of November 28, 2005, among Tronox Incorporated, Tronox Worldwide LLC and Lehman Brothers Inc. and Credit Suisse (incorporated by reference to Exhibit 10.6 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10.11		Indenture, dated as of November 28, 2005, among Tronox Worldwide LLC, Tronox Finance Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.7 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10.12		Exchange and Registration Rights Agreement among Tronox Worldwide LLC, Tronox Finance Corp. as Issuers, the Guarantors and Lehman Brothers Inc. and Credit Suisse First Boston LLC, as Representatives of the Several Initial Purchasers (incorporated by reference to Exhibit 10.8 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10	.13**	2006 Tronox Annual Incentive Plan Performance Measures (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005).
10	.14**	Long Term Incentive Plan (incorporated by reference to Exhibit 10.17 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2006).
10	.15**	Continuity Agreement, dated as of November 28, 2005, between Tronox Incorporated and Kelly A. Green (as referenced in the official notification to shareholders of matters to be brought to a vote on Form DEF 14A, filed with the Securities and Exchange Commission on April 10, 2006).
10.16		First Amendment to Credit Agreement, dated as of March 12, 2007, to that certain Credit Agreement, dated as of November 28, 2005, among Tronox Incorporated, Tronox Worldwide LLC and Lehman Brothers Inc. and Credit Suisse (incorporated by reference to Exhibit 10.19 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007).
10.17		Receivables Sale Agreement among Tronox Funding LLC, as Seller, Tronox Worldwide LLC, as Initial Collection Agent, ABN Amro Bank N.V. as the Agent, the Committed Purchasers and Amsterdam Funding Corporation as Conduit, dated September 26, 2006 (incorporated by references to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2007).
10.18		Purchase and Sale Agreement among Tronox LLC and Tronox Pigments (Savannah) Inc., as Originators, and Tronox Funding LLC, as Buyer, dated September 26, 2007 (incorporated by references to Exhibit 10.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2007).

10.19		Second Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of February 8, 2008, among Tronox Incorporated, a Delaware corporation, Tronox Worldwide LLC, a Delaware limited liability company, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse, as joint lead arrangers and joint bookrunners, ABN Amro Bank N.V., as syndication agent, JPMorgan Chase Bank, N.A. And Citicorp USA, Inc., as co-documentation agents, Lehman Commercial Paper Inc., as administrative agent, and the parties listed as grantors on the signature pages hereto (incorporated by reference to Exhibit 10.1 of Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2008).
21	*	Subsidiaries of Tronox Incorporated
23	.1*	Consent of Ernst & Young LLP
23	.2*	Consent of Piercy Bowler Taylor & Kern, Certified Public Accountants & Business Advisors, A Professional Corporation
24	*	Power of Attorney
31	.1*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

**	Management contract or compensatory plan of the company required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tronox Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

Tronox Incorporated

By:	/s/ Thomas W. Adams
Name: Thomas W. Adams
Title: Chief Executive Officer

By:	/s/ Mary Mikkelson
Name: Mary Mikkelson

Title:	Senior Vice President and Chief Financial Officer (Principal Financial
Officer)

By:	/s/ David J. Klvac
Name: David J. Klvac

Title:	Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 14, 2008.

/s/ Thomas W. Adams Thomas W. Adams		Director

* Jerome Adams		Director

* Bradley C. Richardson		Director

* Peter D. Kinnear		Director

* David G. Birney		Director

* Robert D. Agdern		Director

*By:	/s/ Thomas W. Adams Thomas W. Adams Attorney-in-fact

Thomas W. Adams hereby signs this Annual Report on Form 10-K on March 14, 2008, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a power of attorney filed as an exhibit to this report.

TRONOX INCORPORATED

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting of Tronox Incorporated	F-2
Report of Independent Registered Public Accounting Firm on Consolidated and Combined Financial Statements of Tronox Incorporated	F-3
Report of Independent Registered Public Accounting Firm on Combined Financial Statements of Basic Management, Inc. and Subsidiaries	F-4
Consolidated and Combined Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-5
Consolidated Balance Sheets at December 31, 2007 and 2006	F-6
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-7
Consolidated and Combined Statements of Comprehensive Income (Loss) and Business/Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	F-8
Notes to Consolidated and Combined Financial Statements	F-9
Schedule II — Valuation and Qualifying Accounts	II-1

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Tronox Incorporated

We have audited Tronox Incorporated’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tronox Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Tronox Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tronox Incorporated as of December 31, 2007 and 2006 and the related consolidated and combined statements of operations, comprehensive income (loss) and business/stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 13, 2008

Report of Independent Registered Public Accounting Firm
on Consolidated and Combined Financial Statements

The Board of Directors and Stockholders of Tronox Incorporated

We have audited the accompanying consolidated balance sheets of Tronox Incorporated as of December 31, 2007 and 2006, and the related consolidated and combined statements of operations, comprehensive income (loss) and business/stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The combined financial statements of Basic Management, Inc. and Subsidiaries (a corporation in which the Company has a 31% interest, whose combined financial statements include The LandWell Company, L.P., a limited partnership in which the Company has a 29% direct interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Basic Management, Inc. and Subsidiaries and The LandWell Company, L.P., is based solely on the report of other auditors. In the consolidated financial statements, the Company’s combined investment in Basic Management, Inc. and Subsidiaries and The LandWell Company, L.P. is stated at $21.3 million and $21.1 million at December 31, 2007 and 2006, respectively, and the Company’s equity in combined net income of Basic Management, Inc. and Subsidiaries and The LandWell Company, L.P. is stated at $1.5 million and $6.3 million for the years ended December 31, 2007 and 2006, respectively.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tronox Incorporated at December 31, 2007 and 2006, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As explained in Note 2 to the consolidated and combined financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, EITF 04-6, Accounting for Stripping Costs Incurred During Production in the Mining Industry , Statement of Financial Accounting Standards No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4 , and effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tronox Incorporated’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 13, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
Basic Management, Inc. and Subsidiaries
Henderson, Nevada

We have audited the accompanying combined balance sheets of Basic Management, Inc. and Subsidiaries (the Company), as of December 31, 2007 and 2006, and the related combined statements of income and comprehensive income, owners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the combined results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/  Piercy Bowler Taylor & Kern

PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants
Las Vegas, Nevada
February 29, 2008

TRONOX INCORPORATED

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	(Millions of dollars, except per share)

Net Sales	$1,426.3	$1,421.8	$1,375.2
Cost of goods sold	1,310.2	1,246.3	1,145.3

Gross Margin	116.1	175.5	229.9
Selling, general and administrative expenses	118.5	127.3	124.9
Restructuring charges	9.9	(7.1)	—
Arbitration award received	—	(8.9)	—
Provision for environmental remediation and restoration, net of reimbursements	2.4	(20.4)	17.1

	(14.7)	84.6	87.9
Interest and debt expense	(50.1)	(50.4)	(4.5)
Other income (expense)	2.7	13.9	(15.2)

Income (Loss) from Continuing Operations before Income Taxes	(62.1)	48.1	68.2
Income tax provision	(43.0)	(23.1)	(21.8)

Income (Loss) from Continuing Operations	(105.1)	25.0	46.4
Loss from discontinued operations, net of income tax benefit of nil, $14.7 and $14.8, respectively	(1.3)	(25.2)	(27.6)

Net Income (Loss)	$(106.4)	$(0.2)	$18.8

Income (Loss) per Common Share:
Basic —
Continuing operations	$(2.58)	$0.62	$1.89
Discontinued operations	(0.03)	(0.62)	(1.12)

Net income (loss)	$(2.61)	$—	$0.77

Diluted —
Continuing operations	$(2.58)	$0.61	$1.89
Discontinued operations	(0.03)	(0.61)	(1.12)

Net income (loss)	$(2.61)	$—	$0.77

Weighted Average Shares Outstanding (in thousands):
Basic	40,692	40,373	24,518
Diluted	40,692	40,933	24,518

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2007	2006
	(Millions of dollars)

ASSETS
Current Assets
Cash and cash equivalents	$21.0	$76.6
Accounts receivable, net of allowance for doubtful accounts of $13.9 in 2007 and $12.7 in 2006	290.5	325.6
Inventories	350.0	319.2
Prepaid and other assets	23.6	15.2
Income tax receivable	4.3	13.9
Deferred income taxes	3.7	43.6

Total Current Assets	693.1	794.1
Property, Plant and Equipment — Net	848.9	864.6
Goodwill	12.7	11.5
Other Long-Term Assets	168.7	153.2

Total Assets	$1,723.4	$1,823.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$234.9	$183.6
Accrued liabilities	197.7	212.0
Long-term debt due within one year	9.2	14.7
Income taxes payable	6.4	1.6

Total Current Liabilities	448.2	411.9

Noncurrent Liabilities
Deferred income taxes	57.2	33.6
Environmental remediation and/or restoration	93.9	128.6
Long-term debt	475.6	534.1
Other	218.9	277.9

Total Noncurrent Liabilities	845.6	974.2

Contingencies and Commitments
Stockholders’ Equity
Class A common stock, par value $0.01 — 100,000,000 shares authorized, 18,746,329 and 18,388,202 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	0.2	0.2
Class B common stock, par value $0.01 — 100,000,000 shares authorized, 22,889,431 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	0.2	0.2
Capital in excess of par value	490.8	481.6
Accumulated deficit	(136.8)	(12.8)
Accumulated other comprehensive income (loss)	78.2	(31.4)
Treasury stock, at cost — 210,638 and 33,533 shares at December 31, 2007 and December 31, 2006, respectively	(3.0)	(0.5)

Total Stockholders’ Equity	429.6	437.3

Total Liabilities and Stockholders’ Equity	$1,723.4	$1,823.4

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(Millions of dollars)

Cash Flows from Operating Activities
Net income (loss)	$(106.4)	$(0.2)	$18.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	112.3	103.0	103.1
Deferred income taxes	24.8	(5.5)	(31.9)
Asset write-downs and impairments	8.9	—	12.3
Provision for environmental remediation and restoration, net of reimbursements	1.6	3.3	34.7
Allocations from Kerr-McGee	—	—	48.0
Other noncash items affecting net income (loss)	33.9	25.7	33.1
Changes in assets and liabilities —
(Increase) decrease in accounts receivable	45.5	39.2	(154.0)
(Increase) decrease in inventories	(20.7)	(1.5)	(42.7)
Increase (decrease) in accounts payable	42.4	(4.9)	7.0
Other	(47.0)	(47.5)	33.1

Net cash flows from operating activities	95.3	111.6	61.5

Cash Flows from Investing Activities
Capital expenditures	(70.9)	(79.5)	(87.6)
Collection on repurchased receivables	—	—	165.0
Other investing activities	1.7	4.5	5.9

Net cash flows from investing activities	(69.2)	(75.0)	83.3

Cash Flows from Financing Activities
Repayment of debt	(64.9)	(11.1)	—
Costs of obtaining financing	(0.3)	(2.3)	(10.9)
Issuance of common stock, net	1.6	—	226.0
Proceeds from borrowings	—	—	550.0
Distributions to Kerr-McGee	—	—	(761.8)
Net transfers with affiliates	—	—	(106.6)
Dividends paid	(8.3)	(6.2)	—

Net cash flows from financing activities	(71.9)	(19.6)	(103.3)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(9.8)	(9.4)	3.7

Net Increase (Decrease) in Cash and Cash Equivalents	(55.6)	7.6	45.2
Cash and Cash Equivalents at Beginning of Year	76.6	69.0	23.8

Cash and Cash Equivalents at End of Year	$21.0	$76.6	$69.0

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED

CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS) AND
BUSINESS/STOCKHOLDERS’ EQUITY

						Accumulated			Total
		Class A	Class B	Capital in		Other			Business/
	Owner’s Net	Common	Common	Excess of	Accumulated	Comprehensive	Treasury	Deferred	Stockholders’
	Investment	Stock	Stock	par Value	Deficit	Income (Loss)	Stock	Compensation	Equity
	(Millions of dollars)

Balance at December 31, 2004	$818.6	$—	$—	$—	$—	$71.3	$—	$—	$889.9
Comprehensive Income (Loss):
Net income (loss)	19.7	—	—	—	(0.9)	—	—	—	18.8
Other comprehensive loss	—	—	—	—	—	(35.9)	—	—	(35.9)

Comprehensive loss									(17.1)
Net transfers from Kerr- McGee	155.1	—	—	—	—	—	—	—	155.1
Recapitalization upon contribution from Kerr-McGee	(993.4)	—	0.2	993.2	—	—	—	—	—
IPO proceeds, net of offering costs	—	0.2	—	224.5	—	—	—	—	224.7
Distributions to Kerr- McGee	—	—	—	(761.8)	—	—	—	—	(761.8)
Issuance and amortization of employee stock-based awards	—	—	—	5.6	—	—	—	(5.4)	0.2
Dividends declared ($0.05 per share)	—	—	—	—	(2.0)	—	—	—	(2.0)

Balance at December 31, 2005	—	0.2	0.2	461.5	(2.9)	35.4	—	(5.4)	489.0
Cumulative effect of an accounting change	—	—	—	—	(1.4)	—	—	—	(1.4)

Balance at January 1, 2006	—	0.2	0.2	461.5	(4.3)	35.4	—	(5.4)	487.6
Comprehensive Income (Loss):
Net loss	—	—	—	—	(0.2)	—	—	—	(0.2)
Other comprehensive income	—	—	—	—	—	28.7	—	—	28.7

Comprehensive income									28.5
Contribution from Kerr- McGee	—	—	—	16.5	—	—	—	—	16.5
Stock-based compensation	—	—	—	3.3	(0.2)	—	(0.5)	5.4	8.0
Other	—	—	—	0.3	—	—	—	—	0.3
Dividends declared ($0.20 per share)	—	—	—	—	(8.1)	—	—	—	(8.1)
Adjustment to initially apply SFAS No. 158, net of taxes	—	—	—	—	—	(95.5)	—	—	(95.5)

Balance at December 31, 2006	—	0.2	0.2	481.6	(12.8)	(31.4)	(0.5)	—	437.3

Cumulative effect of an accounting change	—	—	—	—	(9.3)	—	—	—	(9.3)

Balance at January 1, 2007	—	0.2	0.2	481.6	(22.1)	(31.4)	(0.5)	—	428.0
Comprehensive Income (Loss):
Net loss	—	—	—	—	(106.4)	—	—	—	(106.4)
Other comprehensive income	—	—	—	—	—	109.6	—	—	109.6

Comprehensive income									3.2
Stock-based compensation	—	—	—	9.2	—	—	(2.5)	—	6.7
Dividends declared ($0.20 per share)	—	—	—	—	(8.3)	—	—	—	(8.3)

Balance at December 31, 2007	$—	$0.2	$0.2	$490.8	$(136.8)	$78.2	$(3.0)	$—	$429.6

The accompanying notes are an integral part of these statements.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements

1.	The Company

Tronox Incorporated (the “company”), a Delaware Corporation was formed on May 17, 2005, in preparation for the contribution and transfer by Kerr-McGee Corporation (“Kerr-McGee”) of certain entities, including those comprising substantially all of its chemical business (the “Contribution”). The company has one reportable segment representing the company’s pigment business. The pigment segment primarily produces and markets titanium dioxide pigment (“TiO2”) and has production facilities in the United States (“U.S.”), Australia, Germany and the Netherlands. The pigment segment also includes heavy minerals production operated through our joint venture. The heavy minerals production is integrated with our Australian pigment plant, but also has third-party sales of minerals not utilized by the company’s pigment operations. Electrolytic and other chemical products (which does not constitute a reportable segment) represents the company’s other operations which are comprised of electrolytic manufacturing and marketing operations, all of which are located in the United States. The company has in the past operated or held businesses or properties, or currently holds properties, that do not relate to the current chemical business.

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

Concurrent with the IPO, the company, through its wholly owned subsidiaries, issued $350.0 million in aggregate principal amount of 9.5% senior unsecured notes due 2012 and borrowed $200.0 million under a six-year senior secured credit facility. Pursuant to the terms of the MSA, the company distributed to Kerr-McGee the net proceeds from the borrowings of approximately $537.1 million.

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

Prior to the IPO, Kerr-McGee allocated certain expenses that were considered to be reasonable reflections of the historical utilization levels of various corporate services. Expense allocations from Kerr-McGee reflected in the company’s consolidated and combined financial statements were as follows for the year ended December 31, 2005:

2005
(Millions of dollars)

General corporate expenses	$24.3
Employee benefits and incentives	24.0
Interest expense, net	14.6

Subsequent to the IPO date of November 28, 2005, the expense allocations for certain corporate services previously provided by Kerr-McGee ceased, and the company began purchasing such services from Kerr-McGee under the terms of the transition services agreement. Under the terms of this agreement, which ended in November

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

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

Basis of Presentation

Effective with the Contribution, the company’s consolidated financial statements include the accounts of all majority owned subsidiary companies. Prior to the Contribution, the company’s combined financial statements included these entities and interests which were owned by Kerr-McGee. In circumstances where the company owns an undivided interest, the company recognizes its pro rata share of assets and its proportionate share of liabilities. Investments in affiliated companies that are 20% to 50% owned are carried as a component of long-term receivables, investments and other assets in the Consolidated Balance Sheet at cost adjusted for equity in undistributed earnings. Except for dividends and changes in ownership interest, changes in equity in undistributed earnings are included in other income (expense) in the Consolidated and Combined Statement of Operations. All material intercompany transactions have been eliminated.

The combined financial statements prior to the Contribution were derived from the accounting records of Kerr-McGee, principally representing the Chemical — Pigment and Chemical — Other segments of Kerr-McGee, using the historical results of operations, and historical basis of assets and liabilities of the subsidiaries that the company did not own but currently owns and the chemical business the company operates. Certain of the subsidiaries that were transferred to the company by Kerr-McGee have in the past, directly or through predecessor entities, owned and operated businesses that are unrelated to the chemical business the company operates. Certain of these businesses, including the company’s former forest products operations, thorium compounds manufacturing, uranium and oil and gas refining, distribution and marketing, have been reflected as discontinued operations in the consolidated and combined financial statements. The costs of these businesses have been included in discontinued operations in the consolidated and combined financial statements because certain contingent environmental and legal obligations directly related to such former operations have been retained, resulting in charges in periods subsequent to the exit from these businesses (see Notes 7, 14 and 17).

Management believes the assumptions underlying the 2005 financial statements are reasonable. However, the consolidated and combined financial statements included herein may not necessarily reflect the company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the company been a stand-alone company during the periods presented. Because a direct ownership relationship did not exist among all the various worldwide entities comprising the company before the Contribution, Kerr-McGee’s net investment in the company, including intercompany debt, is shown as owner’s net investment in lieu of stockholders’ equity at December 31, 2004. Transactions between Tronox and other Kerr-McGee operations have been identified in the 2005 Consolidated and Combined Statement of Comprehensive Income (Loss) and Business/Stockholders’ Equity as net transfers from Kerr-McGee. In November 2005, the company recognized the par value and capital in excess of par value associated with the issuance of the Class B common stock exchanged for the net assets of the company contributed by Kerr-McGee, after which time the company began accumulating retained earnings (deficit).

The following prior-year amounts have been reclassified to conform to the current-year presentation. Where applicable, changes to line item amounts in the company’s Consolidated and Combined Statements of Operations are disclosed. These changes had no impact on income (loss) from continuing operations or net income (loss).

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

•	Sales rebates, previously presented with accounts payable, are now presented with accrued liabilities in the company’s Consolidated Balance Sheets.

•	Vendor commissions, previously a reduction of net sales, have been reclassified as selling, general and administrative expenses. The increases in net sales and selling, general and administrative expenses for 2006 and 2005, were $3.8 million and $3.6 million, respectively.

•	Reimbursements for out-of-pocket selling expenses previously accounted for as a reduction of selling, general and administrative expenses have been reclassified as net sales. The increases in net sales and selling, general and administrative expenses for 2006 and 2005, were $6.4 million and $7.6 million, respectively.

•	Railcar expenses previously accounted for as selling, general and administrative expenses have been reclassified as cost of goods sold. The increases in cost of goods sold and corresponding decrease in selling, general and administrative expenses for 2006 and 2005 were $1.6 million and $1.5 million, respectively.

2.	Significant Accounting Policies

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

Foreign Currency

The U.S. dollar is considered the functional currency for the company’s international operations, except for its European operations. Foreign currency transaction gains or losses are recognized in the period incurred and are included in other income (expense) in the Consolidated and Combined Statements of Operations.

The euro is the functional currency for the company’s European operations. The company determines the functional currency of each subsidiary based on a number of factors, including the predominant currency for revenues, expenditures and borrowings. When the euro is the functional currency, translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reflected as a separate component of other comprehensive income (loss) (see Note 9). When the subsidiary’s functional currency is the U.S. dollar, adjustments from the remeasurement of foreign currency transactions are presented in other income (expense) in the Consolidated and Combined Statements of Operations.

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

Cash Equivalents

The company considers all investments with original maturities of three months or less to be cash equivalents. Cash equivalents totaling $8.0 million at December 31, 2007, and $67.0 million at December 31, 2006, were comprised of time deposits. Amounts held within the U.S. were $8.0 million and $49.7 million at December 31, 2007 and 2006, respectively.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

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

Receivables Securitization.  The balance of accounts receivable includes a subordinated retained interest in a pool of receivables that have been securitized (see Note 4). The subordinated retained interest is measured and recorded at its fair value which incorporates a present value discount along with expected credit losses. Upon collecting such receivables, the difference between the par value collected and the discounted carrying value is recognized in interest income.

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

Inventories

Inventories are stated at the lower of cost or market. The cost of finished goods inventories is determined by the first-in, first-out method. Carrying values include material costs, labor and associated indirect manufacturing expenses. Costs for materials and supplies, excluding ore, are determined by average cost to acquire or standard cost, which approximates actual cost. Raw materials (ore) are carried at actual cost.

Property, Plant and Equipment — Net

Property, plant and equipment-net is stated at cost less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred, except that costs of replacements or renewals that improve or extend the lives of existing properties are capitalized.

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

The company is engaged in the acquisition, exploration and development of mineral properties to provide feedstock for its pigment production. Mineral property acquisition costs are capitalized in property, plant and equipment in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets,” as tangible assets when management has determined that probable future benefits

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. As of December 31, 2007, the company has mineral leaseholds with a net book value of $13.8 million which are depleted on a unit of production basis.

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

The company currently leases office space for its headquarters under the terms of an operating lease. Improvements to the leased space are capitalized as leasehold improvements and amortized over a ten-year period (the life of the lease).

Changes in Estimated Useful Lives — During 2006, the company changed the depreciable period for a waste treatment plant located in Botlek, Netherlands, as the plant was being replaced by a new plant coming online in 2007. The change resulted in accelerated depreciation of $2.4 million in both 2007 and 2006.

Retirements and Sales — The cost and related accumulated depreciation and amortization are removed from the respective accounts upon retirement or sale of property, plant and equipment. Any resulting gain or loss is included in costs of goods sold in the Consolidated and Combined Statements of Operations.

Interest Capitalized — The company capitalizes interest costs on major projects that require an extended period of time to complete. Capitalized interest was $2.1 million, $3.4 million and $2.1 million in 2007, 2006 and 2005, respectively.

Asset Impairments

The company evaluates impairments by asset group for which the lowest level of independent cash flows can be identified. If the sum of these estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized for the excess of the carrying amount of the asset over its estimated fair value.

Gain or Loss on Assets Held for Sale

Assets are classified as held for sale when the company commits to a plan to sell the assets, completion of the sale is probable and is expected to be completed within one year. Upon classification as held-for-sale, long-lived assets are no longer depreciated and an impairment is recognized, if any, based on the excess of carrying value over fair value less costs to sell. Previous impairments may be reversed up to the original carrying value as estimates are revised; however, gains are only recognized upon disposition.

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

Derivative Instruments and Hedging Activities

From time to time, the company enters into foreign currency forward contracts to hedge a portion of its foreign currency risk associated with pigment sales, raw material purchases and operating costs. The company also uses natural gas forward contracts to hedge a portion of its commodity price risk arising from natural gas consumption. The company has also entered into interest rate swap contracts to hedge a portion of its interest payments on

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

variable-rate debt. Designated free-standing derivative instruments are accounted for in accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). Depending on when the contracts mature, derivative instruments are recorded in prepaid and other assets, other long-term assets, accrued liabilities or noncurrent liabilities-other in the Consolidated Balance Sheets, measured at fair value. Quoted market prices are used in determining fair value. For contracts that qualify and are designated as cash flow hedges of forecasted transactions under the provisions of SFAS No. 133, unrealized gains and losses are initially reflected in accumulated other comprehensive income to the extent effective and recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when operating costs are incurred and upon the sale of finished inventory, in the case of a hedged raw material purchase). The ineffective portion of the change in fair value of such hedges, if any, is included in current earnings. For derivatives not designated for hedge accounting, gains and losses are recognized in earnings in the periods incurred. Cash flows associated with derivative instruments are included in the same category in the Consolidated and Combined Statement of Cash Flows as the cash flows from the item being hedged.

Environmental Remediation and Other Contingencies

As sites of environmental concern are identified, the company assesses the existing conditions, claims and assertions, and records an estimated undiscounted liability when environmental assessments and/or remedial efforts are probable and the associated costs can be reasonably estimated. Estimates of environmental liabilities, which include the cost of investigation and remediation, are based on a variety of matters, including, but not limited to, the stage of investigation, the stage of the remedial design, evaluation of existing remediation technologies, and presently enacted laws and regulations. In future periods, a number of factors could significantly change the company’s estimate of environmental remediation costs, such as changes in laws and regulations, or changes in their interpretation or administration or relevant cleanup levels; revisions to the remedial design; unanticipated construction problems; identification of additional areas or volumes of contaminated soils and groundwater; the availability of information to estimate probable but previously inestimable obligations; and changes in costs of labor, equipment and technology.

To the extent costs of investigation and remediation have been incurred and are recoverable from the U.S. government or from Kerr-McGee and have been incurred or are recoverable under certain insurance policies or from other parties and such recoveries are deemed probable, the company records a receivable for the estimated amounts recoverable (undiscounted). Receivables are reflected in the Consolidated Balance Sheet as either accounts receivable or as a component of other long-term assets, depending on estimated timing of collection.

Self Insurance

The company is self-insured for certain levels of general and vehicle liability, property, workers’ compensation and health care coverage. The cost of these self-insurance programs is accrued based upon estimated fully developed settlements for known and anticipated claims. Any resulting adjustments to previously recorded reserves are reflected in current operating results.

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

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

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

Research and Development

Research and development costs were $7.7 million, $9.4 million and $8.4 million in 2007, 2006 and 2005, respectively, and were expensed as incurred.

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

Fair-Value Method.  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The company adopted SFAS No. 123R effective January 1, 2006, using the modified prospective method. Under this method, stock-based compensation cost recognized in income (loss) from continuing operations for 2006 and 2007 includes:

•	Compensation cost for all stock option and stock awards that were unvested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123

•	Compensation cost for all stock options and nonvested stock awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R

Stock-based compensation expense recognized in the Consolidated and Combined Statements of Operations will be higher in the future (compared with periods prior to 2006), reflecting a change in the measurement basis of stock options from intrinsic to fair value. The magnitude of the increase will depend upon the number of options granted and other factors affecting fair value.

Stock options issued by the company generally contain only service conditions and have graded vesting provisions. The company’s policy for cost attribution associated with this type of award is to use the straight-line method over the requisite service period for the entire award as opposed to dividing the award into separate traunches to determine cost attribution.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Pro Forma Fair-Value Method.  APB No. 25 required presentation of the pro forma fair-value method in accordance with SFAS No. 123, which prescribed an alternative fair-value method of accounting for employee stock-based awards. Following this method, compensation expense for such awards was measured based on the estimated grant-date fair value and recognized as the related employee services are provided. If compensation expense for stock-based awards had been determined using the SFAS No. 123 fair-value-based method, net income would have been different, as presented in the following table. Pro forma stock-based compensation expense presented below may not be representative of future compensation expense using the fair-value method of accounting as prescribed by SFAS No. 123R.

2005

Net income as reported	$18.8
Add: stock-based employee compensation expense included in reported net income, net of taxes	2.8
Deduct: stock-based employee compensation expense determined using a fair-value method, net of taxes	(3.5)

Pro forma net income	$18.1

Basic and diluted net income per common share:
As reported	$0.77
Pro forma	$0.74

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

2005

Risk-free interest rate	3.9%
Expected dividend yield	3.5%
Expected volatility	27.4%
Expected life (years)	6.0
Weighted-average fair value of options granted	$12.50

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

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs related to marketing, sales, agent commissions, research and development, legal and administrative functions such as accounting, treasury and finance, as well as costs for salaries and benefits, travel and entertainment, promotional materials and professional fees.

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

average number of common shares outstanding for all periods presented includes 22,889,431 shares of Class B common stock issued to Kerr-McGee in connection with the Contribution, retroactively adjusted for the recapitalization. Basic earnings per share for 2005 also includes 17,480,000 shares of Class A common stock, weighted as of the IPO date, and restricted stock from the date awarded. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock, when dilutive.

New/Revised Accounting Standards

Inventory Costs.  In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which requires that abnormal amounts of idle facilities cost, freight, handling costs and spoilage be expensed as incurred and not capitalized as inventory. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company adopted the standard effective January 1, 2006, and there was no material effect on the company’s financial position or results of operations.

Deferred Stripping Costs.  On January 1, 2006, the company adopted EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” in relation to the mining activities conducted by the company and its partner under our joint venture arrangement in Australia. EITF Issue No. 04-6 addresses the accounting for stripping costs incurred during the production phase of a mine and requires treatment of these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance allows application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The cumulative effect adjustment reduced 2006 opening retained earnings by $1.4 million (net of taxes) and eliminated the $2.2 million net deferred stripping asset from the balance sheet. Adoption of EITF Issue No. 04-6 did not have a material impact on the company’s income from continuing operations or net loss for the year ended December 31, 2006.

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

In connection with the company’s adoption of the transition provisions of SFAS No. 158, the financial statements included in the company’s 2006 Annual Report on Form 10-K contained a misstatement in the presentation of other comprehensive income (loss). The unrecognized prior service cost and actuarial loss totaling $95.5 million recorded in the company’s Consolidated Balance Sheet as of December 31, 2006, should have been presented only as an adjustment to the balance of accumulated other comprehensive loss as of December 31, 2006, and not as part of comprehensive income (loss) for the period then ended. The presentation in the company’s Consolidated and Combined Statement of Comprehensive Income (Loss) and Business/Stockholders’ Equity for the year ended December 31, 2006, and in the related Notes to Consolidated and Combined Financial Statements is revised accordingly in this Annual Report on Form 10-K for the year ending December 31, 2007, to reflect comprehensive income of $28.5 million for the year ended December 31, 2006, versus comprehensive loss of $67.0 million previously reported.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Uncertain Tax Positions.  In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“SFAS No. 109”). The company adopted FIN No. 48 as of January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance required application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption (2007), with no charge to current earnings for prior periods. As a result of the adoption of FIN No. 48, the company recognized a $9.3 million charge to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax positions at January 1, 2007, was $46.5 million.

Fair Value Measurement.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The company does not expect the statement to materially impact its consolidated financial statements.

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.” The company does not currently expect to adopt the provisions of this statement.

Business Combinations.  In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” which will change the accounting for business combinations such that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction, at the acquisition date fair value with limited exceptions. SFAS No. 141 also changes the accounting treatment for certain specific items such as expensing acquisition costs versus capitalizing them, recording in process research and development as an indefinite lived intangible asset and expensing restructuring costs after the acquisition date. SFAS No. 141 also includes additional disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

3.	Statement of Operations Data

Other Income (Expense)

Components of other income (expense) in 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(Millions of dollars)

Net foreign currency transaction gain (loss)	$0.8	$8.7	$(3.0)
Equity in net earnings of equity method investees	1.5	6.3	2.0
Net interest expense on borrowings with affiliates and interest income	3.2	2.8	(11.9)
Gain (loss) on accounts receivables sales	(2.9)	—	0.1
Provision for litigation settlements(1)	—	(3.7)	—
Other expense	0.1	(0.2)	(2.4)

Total	$2.7	$13.9	$(15.2)

(1)	Relates to a former operation that does not meet the criteria to be classified as a discontinued operation.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the years ended December 31, 2007, 2006 and 2005:

	2007			2006			2005
	Loss			Income			Income
	from		Per-	from		Per-	from		Per-
	Continuing		share	Continuing		Share	Continuing		Share
	Operations	Shares	Loss	Operations	Shares	Income	Operations	Shares	Income
	(Millions of dollars, except per share amounts, and thousands of shares)

Basic earnings per share	$(105.1)	40,692	$(2.58)	$25.0	40,373	$0.62	$46.4	24,518	$1.89
Restricted stock and stock options	—	—	—	—	560	(0.01)	—	—	—

Diluted earnings per share	$(105.1)	40,692	$(2.58)	$25.0	40,933	$0.61	$46.4	24,518	$1.89

The weighted average of diluted shares outstanding during 2005 does not include the effect of employee stock options that were antidilutive because they were not “in the money” during the year. At December 31, 2006, there were 345,700 of such options outstanding, with an exercise price of $14.00. Stock options outstanding of approximately 718,000 at December 31, 2007, were also “out of the money,” thus, antidilutive. The average exercise price of these antidilutive options was $14.68. Since the company incurred a loss from continuing operations for 2007, no dilution of the loss per share would result from an additional 1.3 million potentially dilutive shares outstanding at December 31, 2007.

4.	Balance Sheet Data

Accounts Receivable

Summarized below are accounts receivable, net of the related allowance for doubtful accounts, at December 31, 2007 and 2006:

	2007	2006
	(Millions of dollars)

Accounts receivable — trade(1)	$238.7	$281.1
Receivable from Kerr-McGee(2)	17.9	17.5
Receivable from the U.S. Department of Energy(3)	11.0	11.0
Receivable from insurers(3)	7.3	7.4
Other	29.5	21.3

	304.4	338.3
Allowance for doubtful accounts	(13.9)	(12.7)

Total	$290.5	$325.6

(1)	Includes $39.5 million subordinated retained interest related to the accounts receivable securitization program discussed below.

(2)	See Note 17 for a description of the environmental-related receivable.

(3)	Amounts receivable from the U.S. Department of Energy and insurers not expected to be collected within one year from the balance sheet date are reflected in long-term receivables, investments and other assets.

Receivables Securitization — The company executed an accounts receivable securitization program (“the Program”) in September 2007 with an initial term of one year. Financing under the program can be extended for an additional two years with the consent of both parties in the form of a securitization or a secured borrowing as determined by the sponsoring institution, ABN AMRO Bank N.V. (“ABN”). Under the Program, all receivables

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

owned by the company’s U.S. subsidiaries (“transferor subsidiaries”) are sold on a recurring basis by the company to Tronox Funding LLC (“Funding”), a wholly owned special purpose subsidiary of the company. Funding, in turn, sells to either Amsterdam Funding Corporation (“AFC”), an asset-backed multi-seller commercial paper conduit sponsored by ABN, or to ABN directly (both AFC and ABN collectively referred to as “Amsterdam”) an undivided percentage ownership interest in the pool of receivables (subject to a program limit in the aggregate of $100.0 million) Funding acquires from the transferor subsidiaries (subject to a program limit in the aggregate of $100.0 million). The company retains the servicing responsibility for the accounts receivable. At December 31, 2007, the balance in receivables sold by the transferor subsidiaries to Funding totaled $97.3 million, of which $57.0 million was sold to Amsterdam in the form of the purchased participation interest, resulting in a subordinated retained interest held by Funding with a fair value carrying amount of $39.5 million. The subordinated retained interest serves as over-collateralization on the purchased interest by Amsterdam and, thus, provides credit enhancement to the Program.

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

The company accounts for the Program in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement 125” and related accounting guidance. At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the Consolidated Balance Sheets and proceeds are recognized. No debt is recorded as part of this transaction, and the proceeds from the sale are reflected in net cash flows from operating activities. The subordinated retained interest is measured and recorded at its fair value. The fair value estimate of the retained interest incorporates anticipated commercial paper borrowing rates, servicing costs and credit losses based on the performance history of transferred receivables and the subordinated position of the retained interest. As the company records the subordinated retained interest on each recurring sale of receivables at discounted fair value, among others, a corresponding loss for the present value discount is also recognized. Upon collections of receivables, interest is then accreted back into income. The net of the present value losses and interest income recognized will equal the present value discount on the subordinated retained interest at the balance sheet date. The company receives adequate compensation for servicing the collection of transferred receivables; accordingly, no servicing assets or liabilities have been recorded.

In the event the program is terminated, the company may elect to repurchase receivables previously sold to Amsterdam or, in its capacity as the servicing agent, remit proceeds on sold receivables as they are collected. If the company elects the latter option, cash proceeds from collections of sold receivables are restricted solely for remittance to Amsterdam up to the point that Amsterdam redeems its investment in those receivables.

The company incurred charges in connection with the sale of receivables under the Program of $3.5 million for the year ended December 31, 2007. Of the total, $0.6 million, representing program initiation costs, is included in selling, general and administrative expenses, while $2.9 million, representing losses on the sale of receivables, is included in other income (expense) in the Consolidated and Combined Statement of Operations. Interest income accreted on the collections of receivables was $0.9 million and is included in other income (expense) in the Consolidated and Combined Statement of Operations. There were no corresponding charges in the prior year as the program had not been implemented during that period.

Prior to the Contribution, while its operations were still under ownership by Kerr-McGee, the company had an accounts receivable monetization program with a maximum availability of $165.0 million. In April 2005, Kerr-McGee’s senior unsecured debt was downgraded, an event that triggered program termination. As opposed to liquidating the program over time in accordance with its terms, Kerr-McGee entered into an agreement to terminate the program by repurchasing the then outstanding balance of receivables sold of $165.0 million. The repurchased receivables were then contributed to the company in a noncash financing transaction. The balances of

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

repurchased receivables were subsequently collected by the company and included in cash flows from investing activities in the Consolidated and Combined Statement of Cash Flows for the year ended December 31, 2005.

Inventories

Major categories of inventories at December 31, 2007 and 2006 were:

	2007	2006
	(Millions of dollars)

Raw materials	$69.6	$67.5
Work-in-process	12.8	13.4
Finished goods(1)	200.6	174.8
Materials and supplies, net	67.0	63.5

Total	$350.0	$319.2

(1)	Includes inventory on consignment to others of approximately $20.8 million and $21.8 million in 2007 and 2006, respectively.

Property, Plant and Equipment-Net

Property, plant and equipment-net at December 31, 2007 and 2006 was as follows:

	2007	2006
	(Millions of dollars)

Land	$83.8	$72.2
Buildings	167.3	159.4
Machinery and equipment	1,798.6	1,754.6
Construction-in-progress	38.3	57.6
Other	88.0	87.1

Total	2,176.0	2,130.9
Less accumulated depreciation	(1,327.1)	(1,266.3)

Net	$848.9	$864.6

Other Long-Term Assets

Other long-term assets were as follows at December 31, 2007 and 2006:

	2007	2006
	(Millions of dollars)

Receivable from the U.S. Department of Energy	$16.1	$15.9
Investments in equity method investees	21.3	21.1
Receivables from insurers	15.3	19.6
Debt issuance costs, net	8.4	11.0
Prepaid pension cost	46.5	25.3
Intangible asset — proprietary technology	55.2	52.6
Other, net	5.9	7.7

Total	$168.7	$153.2

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Goodwill

The changes in the carrying values of goodwill for 2007 and 2006 were as follows:

Goodwill(1)
(Millions of dollars)

Balance at December 31, 2005	$10.3
Change due to foreign currency translation	1.2

Balance at December 31, 2006	11.5
Change due to foreign currency translation	1.2

Balance at December 31, 2007	$12.7

(1)	Associated with the company’s reportable pigment segment.

Accrued Liabilities

Accrued liabilities at December 31, 2007 and 2006 were as follows:

	2007	2006
	(Millions of dollars)

Employee-related costs and benefits	$37.6	$37.2
Reserves for environmental remediation and restoration — current portion	94.9	95.3
Sales rebates	23.3	24.7
Other(1)	41.9	54.8

Total	$197.7	$212.0

(1)	No other individual item is material to total current liabilities.

During the second quarter of 2006, the Mississippi State Tax Commission began an income and franchise tax audit of Kerr-McGee Worldwide Corporation covering tax years 2002 through 2004. The company received written notifications during 2007 stating that a formal assessment for additional tax, penalty and interest is forthcoming. The notifications included tax year 2001 in addition to tax years 2002 through 2004 that were audited. Under the tax sharing agreement with Kerr-McGee dated November 28, 2005, Tronox is the controlling party for any Mississippi audit being conducted of Kerr-McGee Worldwide Corporation and would be potentially liable for the entire assessment. Although Tronox believes that appropriate tax filings were made during the years under audit, a provision for additional tax and interest of approximately $5.0 million was reflected in selling, general and administrative expenses for the year ended December 31, 2006.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Noncurrent Liabilities — Other

Noncurrent liabilities — other consisted of the following at December 31, 2007 and 2006:

	2007	2006
	(Millions of dollars)

Reserve for income taxes payable	$—	$45.5
Reserve for uncertain tax positions	69.7	—
Asset retirement obligations	26.6	23.6
Reserve for workers’ compensation and general liability claims	16.6	18.8
Pension and postretirement obligations	77.6	167.5
Other	28.4	22.5

Total	$218.9	$277.9

5.	Asset Retirement Obligations

A summary of the changes in the asset retirement liability during 2007 and 2006 is included in the table below.

	2007	2006
	(Millions of dollars)

Balance, January 1	$26.9	$34.9
Obligations incurred	0.7	—
Accretion expense	2.1	1.1
Changes in estimates, including cost and timing of cash flows	0.7	(6.8)
Asset retirement expenditures	(1.8)	(2.3)

Balance, December 31	$28.6	$26.9

Current portion(1)	$2.0	$3.2

Noncurrent portion(2)	$26.6	$23.7

(1)	Included in accrued liabilities

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

Operations at the Mobile, Alabama, facility included production of feedstock for the company’s TiO2 plants. The facility ceased feedstock production in June 2003, but was used on a temporary basis until mid-2007 to dry ore for TiO2 production. Feedstock operations had resulted in minor contamination of groundwater adjacent to surface impoundments resulting from the normal operations of these facilities. A groundwater recovery system was installed prior to closure and continues in operation, as required under the National Pollutant Discharge Elimination System (“NPDES”) permit. Remediation work, including groundwater recovery, closure of the impoundments and other minor work, is expected to be substantially completed in five years. In 2006, the estimates related to the cost and timing of expenditures for the final closure of the Mobile facility were updated to reflect the extended use of the

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

facility for drying ore and the revised timing for the closure of the impoundments. As a result, the company recorded a restructuring credit of $4.2 million in 2006, which was reflected in the Consolidated and Combined Statement of Operations.

In 2004, an asset retirement reserve related to the TiO2 sulfate production at Savannah, Georgia, was established to address remediation activities resulting from the normal operations of these facilities, including environmental assessment, closure of certain impoundments, groundwater monitoring, asbestos abatement, and other work, which are expected to take more than 25 years. In 2006, the estimates related to this closure work were updated to reflect the permitted use of some of the assets to be abandoned and therefore delays in the expected timing of expenditures. As a result of these factors, and as assets associated with this facility had been written-off in previous periods, the company recorded a restructuring credit of $2.9 million in 2006, which was reflected in the Consolidated and Combined Statement of Operations.

In 2005, in connection with the adoption of FIN No. 47, the company recognized an obligation for its 50% share of the cost to close and rehabilitate the mine site in Western Australia, operated by the joint venture partners. As of December 31, 2007, the accreted reserve represented management’s estimate of the total costs to restore the area that has been disturbed, as required under the mining lease.

In 2007, a $0.7 million asset retirement reserve related to a process waste landfill at our Hamilton, Mississippi, TiO2 facility was established to address one-time closure costs (cap with liner and cover with soil) and annual monitoring costs of the closed landfill under applicable state environmental laws in Mississippi. Closure is expected to occur in approximately seven years.

6.	Long-Term Debt

Long-term debt at December 31, 2007 and 2006 consisted of the following:

	2007	2006
	(Millions of dollars)

9.5% Senior Unsecured Notes due December 2012	$350.0	$350.0
Variable-rate term loan due in installments through November 2011	126.9	190.0
Variable-rate note payable due in installments through July 2014	7.9	8.8

Total debt	484.8	548.8
Less: Current portion of long-term debt	(9.2)	(14.7)

Total long-term debt	$475.6	$534.1

The company decreased total debt during 2007 by $64.0 million. The change is due to installment payments on the term loan and note payable, revaluation on the note payable denominated in Australian dollars, and to the following:

•	In April 2007, the company made a mandatory prepayment of $11.1 million, based on its Excess Cash Flow Percentage at year-end 2006, as required under the terms of the credit agreement discussed below.

•	In September 2007, as a result of implementing an accounts receivable securitization program, the company made a mandatory prepayment of term loan principal in the amount of $30.3 million from the proceeds of receivables sales.

•	In October 2007, an optional prepayment of $20.0 million was made on term loan principal.

In July 2006, Tronox Western Australia Pty Ltd, a wholly owned subsidiary of the company, completed the purchase of a 50% undivided interest in additional mining tenements and related mining assets. The company acquired the mine tenements by entering into an eight-year note payable agreement. As a result, the company recorded noncash capital additions of approximately $9.4 million and following a principal payment during the third quarter of 2006, had additional debt outstanding of $8.8 million at the end of 2006. Subsequent principal

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

payments along with revaluation on this Australian dollar denominated note resulted in a balance of $7.9 million at the end of 2007. The company elected to redeem this note and the principal balance and applicable interest was paid in January 2008.

In November 2005, Tronox Worldwide LLC, a wholly owned subsidiary of the company, entered into a senior secured credit facility consisting of a $200.0 million six-year term loan facility and a five-year multicurrency revolving credit facility with maximum borrowing capacity of $250.0 million. Interest on amounts borrowed under the credit agreement is payable, at Tronox Worldwide LLC’s election, at a base rate or a LIBOR rate, in each case as defined in the credit agreement. The margin applicable to LIBOR borrowings was 150 basis points as of December 31, 2007. Effective February 8, 2008, the margin is 300 basis points. The weighted average rate on outstanding borrowings under the term loan at December 31, 2007, was 6.5%. The term loan requires mandatory payments each quarter through 2010, with the remaining principal due for payment in 2011. At December 31, 2007, no amounts were outstanding under the revolving credit facility, but the company had outstanding letters of credit issued under the facility of $66.9 million, which reduced the total amount available under the facility to $183.1 million.

Commencing with the fiscal year ending December 31, 2006, the company is required, under the terms of the credit agreement, to remit a certain percentage of excess cash flow (“ECF Percentage,” as defined in the credit agreement) as a prepayment of term loan principal. This is in addition to the normal quarterly installments. As a result, the first such annual mandatory payment, in the amount of $11.1 million, was paid in April 2007 based on the ECF Percentage for the fiscal year 2006. No such mandatory payment is required for the fiscal year 2007. The credit agreement also requires the company to remit 50% of the net cash proceeds, as defined in the credit agreement, from qualifying accounts receivable sales as a prepayment of the term loan. Normal quarterly installment payments will total approximately $1.3 million in 2008. Also, 100% of proceeds from certain asset sales (as defined in the credit agreement) must be used to prepay term loan principal within five business days of receipt of such proceeds unless a reinvestment notice is provided to the lenders.

The terms of the credit agreement provide for customary representations and warranties, affirmative and negative covenants, and events of default. In March 2007, the company requested and obtained approval for an amendment to the financial covenants in the credit agreement. The amendment maintained the original Total Leverage Ratio and the Interest Coverage Ratio at 3.75:1 and 2:1, respectively, through December 31, 2007. In February 2008, the company requested and obtained approval for an amendment to the 2008 and 2009 financial covenants. The table below presents the approved requirements by quarter. The limitations on capital expenditures have not been modified and are $130 million in 2008 and $100 million in 2009 and thereafter.

	Consolidated	Consolidated
	Total	Interest
	Leverage	Coverage
	Ratio	Ratio

Fiscal Quarter Ended
March 31, 2008	4.45:1	1.00:1
June 30, 2008	4.90:1	1.00:1
September 30, 2008	4.90:1	0.80:1
December 31, 2008	4.90:1	0.80:1
March 31, 2009	4.50:1	1.25:1
June 30, 2009	4.35:1	1.25:1
September 30, 2009	3.90:1	1.75:1
December 31, 2009	3.50:1	1.75:1

The company was in compliance with its financial covenants at December 31, 2007. The achievement of the company’s forecasted results is critical to remaining in compliance with the financial covenants. Future compliance

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

with the covenants may be adversely affected by various economic, financial and industry factors. In the event of any future noncompliance with any covenants, we would seek to negotiate amendments to the applicable covenants or to obtain waivers from our lenders. If we were unable to obtain amendments or waivers, noncompliance with the covenants would constitute an event of default under the credit agreement, allowing the lenders to accelerate repayment of any outstanding borrowings and/or to terminate their commitments to the credit facility.

Tronox Incorporated and certain of its subsidiaries have guaranteed the obligations and granted a security interest in specified assets, including property and equipment, inventory and accounts receivable.

Also in November 2005, concurrent with the IPO, the company’s wholly owned subsidiaries, Tronox Worldwide LLC and Tronox Finance Corp. issued $350 million in aggregate principal amount of 9 1/2% senior unsecured notes due 2012 in a private offering. During the second quarter of 2006, the company registered these notes with the Securities and Exchange Commission (“SEC”) and subsequently completed an exchange of all notes and guarantees for publicly tradable notes and guarantees having substantially identical terms, on July 14, 2006. The company and all of its other 100%-owned domestic subsidiaries fully and unconditionally and jointly and severally guarantee the notes. The issuers, Tronox Worldwide LLC and Tronox Finance Corp., and all subsidiary guarantors are “100% owned” by the company. Interest on the notes is payable on June 1 and December 1 of each year.

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

The scheduled maturities of our debt were as follows at December 31, 2007:

Total Debt
(Millions of dollars)
2008(1)	$9.2
2009	1.3
2010	1.3
2011	123.0
2012	350.0

Total debt	$484.8

(1)	Includes early payment in January 2008 of the eight-year note payable agreement.

7.	Restructuring and Exit Activities

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

On August 8, 2007, the company announced an involuntary work force reduction program as part of its ongoing efforts to reduce operating and selling, general and administrative costs. The work force review was global in scope, with the exception of the company’s Uerdingen, Germany, facility. As a result of the program, the

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

company’s U.S. work force was reduced by 46 employees. An additional 55 positions that were vacant prior to the work force reduction will not be filled. There were no costs associated with the elimination of vacant positions. The program was substantially completed as of December 31, 2007, with two employees remaining into early 2008 for transition purposes. In connection with the work force reduction, the company incurred pretax charges of $4.3 million for severance and other employee related costs and $5.7 million for noncash special termination benefits under its pension plan. These charges are included in restructuring charges in the Consolidated and Combined Statements of Operations. The total charge attributable to the company’s reportable pigment segment was $2.3 million. Of the total provision for severance and other employee related costs of $4.2 million, $3.8 million was paid in 2007 with remaining balance of $0.4 million at December 31, 2007.

Restructuring and Exit Reserves.  The following table presents a reconciliation of the beginning and ending balances of reserves for restructuring and exit activities for 2007 and 2006, followed by a brief description of the items which make up the ending 2007 balance.

	2007				2006
	Personnel	Dismantlement	Contract		Personnel	Dismantlement	Contract
	Costs	and Closure	Termination	Total(1)	Costs	and Closure	Termination	Total(1)
	(Millions of dollars)

Beginning balance	$2.7	$2.8	$0.2	$5.7	$3.1	$4.9	$1.0	$9.0
Provisions	4.2	(0.2)	(0.1)	3.9	(0.2)	—	—	(0.2)
Payments	(4.6)	(1.1)	(0.1)	(5.8)	(0.4)	(2.2)	(0.6)	(3.2)
Adjustments	0.2	0.1	—	0.3	0.2	0.1	(0.2)	0.1

Ending balance	$2.5	$1.6	$—	$4.1	$2.7	$2.8	$0.2	$5.7

(1)	Amounts exclude AROs and pension reserves and include obligations of the discontinued forest products operations that have been retained by the company.

The personnel cost reserve balance of $2.5 million as of December 31, 2007, consists primarily of the reserve related to the shutdown of the former Antwerp, Belgium, plant in 2001 for which payments are expected to continue until early 2016. The dismantlement and closure reserve balance of $1.6 million at the end of 2007 primarily relates to the discontinued forest products business. Payments are expected to continue for several years.

Asset Impairment.  The company had been working on the development of a raw materials feed project to improve efficiencies and reduce costs at the Savannah, Georgia, pigment facility. Due to reductions in capital spending, it is doubtful that this project will be completed, and therefore, it does not meet the criteria for treatment as an asset. Accordingly, the company recorded a charge of $3.8 million reflected in cost of goods sold in the Consolidated and Combined Statements of Operations for the year ended December 31, 2007, to write off this project. Additionally, other assets at the plant with a total net book value of $1.1 million were not currently in use and were written off to cost of goods sold in 2007.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

8.	Capital Stock

Changes in Class A and Class B common stock and treasury stock issued for 2007, 2006 and 2005 are as follows:

	Class A	Class B
	Common	Common	Treasury
	Stock	Stock	Stock
	(Thousands of shares)

Shares owned by Kerr-McGee	—	22,889	—
Shares issued at Initial Public Offering	17,480	—	—
Issuance of restricted stock	407	—	—

Balance at December 31, 2005	17,887	22,889	—
Adjustment to restricted stock issued	(85)	—	—
Class B shares distributed by Kerr-McGee	—	(22,889)	—
Class B shares owned by the public	—	22,889	—
Issuance of restricted stock	586	—	—
Forfeiture of restricted stock	—	—	33

Balance at December 31, 2006	18,388	22,889	33
Issuance of restricted stock	164	—	—
Unrestricted shares exercised	194	—	—
Restricted shares used for withholding taxes	—	—	95
Forfeiture of restricted stock		—	82

Balance at December 31, 2007	18,746	22,889	210

As discussed in Note 16, the company established a long-term incentive program in the fourth quarter of 2005 and has issued awards to employees, and converted certain Kerr-McGee awards held by the company’s employees, under the plan.

9.	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(Millions of dollars)

Foreign currency translation adjustments	$27.8	$31.0	$(41.7)
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.8, $1.9 and $(2.5)	(1.2)	(3.5)	4.1
Reclassification of realized (gain) loss on cash flow hedges to net income (loss), net of taxes of $(1.2), $(1.4) and $2.5	1.9	2.2	(3.2)
Activity related to the company’s retirement and postretirement plans:
Minimum pension liability adjustments, net of taxes of $0.6 and $(2.4)	—	(1.0)	4.9
Amortization of actuarial gain, net of taxes of $(1.7)	3.0	—	—
Unrecognized actuarial gain due to plan changes, net of taxes of $(6.3)	10.3	—	—
Unrecognized actuarial loss, net of taxes of $(7.0)	21.1	—	—
Amortization of prior service credit, net of taxes of $0.7	(1.2)	—	—
Unrecognized prior service credit due to plan changes, net of taxes of $(28.8)	47.7	—	—
Unrecognized prior service cost, net of taxes of $(0.2)	0.2	—	—

	$109.6	$28.7	$(35.9)

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Components of accumulated other comprehensive income (loss) at December 31, 2007 and 2006, net of applicable tax effects, were as follows:

	2007	2006
	(Millions of dollars)

Foreign currency translation adjustments	$96.3	$68.5
Unrealized loss on cash flow hedges	(0.9)	(1.6)
Unrecognized actuarial loss	(58.6)	(93.0)
Unrecognized prior service credit (cost)	41.4	(5.3)

	$78.2	$(31.4)

10.	Cash Flow Statement Data

Net cash flows from operating activities reflects cash payments for income taxes and interest as follows:

	2007	2006	2005
	(Millions of dollars)

Income tax payments	$9.3	$18.5	$11.9
Less refunds received	(5.2)	(1.6)	(11.4)

Net income tax payments	$4.1	$16.9	$0.5

Interest payments	$46.7	$47.0	$0.4

The 2007 amounts above exclude net income tax payments of $4.8 million to Kerr-McGee (payments of $14.1 million and reimbursements of $9.3 million) pursuant to the MSA. Additionally, in 2005, Kerr-McGee paid income taxes of $27.2 million on the company’s behalf, which is included as net transfers with Kerr-McGee in the Consolidated and Combined Statement of Comprehensive Income (Loss) and Business/Stockholders’ Equity.

Other noncash items included in the reconciliation of net income (loss) to net cash flows from operating activities include the following:

	2007	2006	2005
	(Millions of dollars)

Stock-based compensation(1)	$6.8	$8.5	$5.8
Pension and postretirement cost(1)	17.1	14.6	9.9
Litigation provision (benefit)	(1.5)	7.9	8.7
Asset retirement obligations	0.8	(7.5)	1.1
Equity in net earnings of equity method investees	(1.5)	(6.3)	(2.0)
Loss (gain) on disposal of property and equipment	(0.3)	2.5	0.9
All other(2)	12.5	6.0	8.7

Total	$33.9	$25.7	$33.1

(1)	2005 amounts consist primarily of cost allocations from Kerr-McGee.

(2)	No other individual item is material to net cash flows from operating activities.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Changes in other assets and liabilities within net cash flows from operating activities in the Consolidated and Combined Statements of Cash Flows include the following:

	2007	2006	2005
	(Millions of dollars)

Environmental expenditures	$(50.2)	$(56.2)	$(61.1)
Reimbursements of environmental expenditures	17.3	38.4	71.4
Cash abandonment expenditures	(1.8)	(2.3)	(2.3)
Employer contributions to pension and postretirement plans	(7.1)	(6.1)	(7.0)
All other	(5.2)	(21.3)	32.1

Total	$(47.0)	$(47.5)	$33.1

Other noncash investing and noncash financing activities were as follows:

	2007	2006	2005
	(Millions of dollars)

Noncash Investing Activities —
Receivables repurchased and contributed by Kerr-McGee	$—	$—	$165.0
Acquisition of mining tenements through issuance of debt	—	(9.4)	—
Noncash Financing Activities —
Contribution of repurchased receivables by Kerr-McGee	—	—	165.0
Issuance of debt to acquire mine tenements	—	(9.4)	—

In addition to transactions with Kerr-McGee affecting the company’s net income (loss), prior to the Distribution, the company periodically had other transactions with Kerr-McGee that did not affect net income (loss) but did affect recognized assets and liabilities and owner’s net investment. Such noncash items are excluded from operating and financing activities in the accompanying Consolidated and Combined Statements of Cash Flows but are reflected in the net transfers with Kerr-McGee in the accompanying Consolidated and Combined Statements of Comprehensive Income (Loss) and Business/Stockholders’ Equity.

11.	Derivative Instruments

At December 31, 2007 and 2006, the net fair value of foreign currency, natural gas, and interest-rate derivative contracts included in the Consolidated Balance Sheets was a liability of $2.2 million and $2.5 million, respectively, and the related balance of deferred after-tax losses in accumulated other comprehensive income (loss) was $0.9 million and $1.6 million, respectively.

The company enters into natural gas derivative contracts to reduce the risk of fluctuations in natural gas prices and to increase the predictability of cash flows. These contracts have been designated and qualify as cash flow hedges in accordance with SFAS No. 133. As such, the resulting changes in fair value of these contracts, to the extent they are effective, are recorded in accumulated other comprehensive income. Upon settlement, the gains and losses will be recognized in earnings in the periods during which the forecasted transactions affect earnings (i.e., reported as cost of goods sold when inventory is sold). All contracts outstanding at December 31, 2007, are expected to settle in 2008.

During 2007, the company entered into interest-rate swap contracts to hedge interest payments on two $25.0 million traunches of its variable-rate term loan, both maturing in September 2009. These contracts have been designated and qualify as cash flow hedges in accordance with SFAS No. 133. As such, the resulting changes in fair value of these contracts are recorded in accumulated other comprehensive income. Settlement occurs concurrent with interest payments that are made on a quarterly basis and realized gains or losses are recognized as a component of interest expense.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

In 2007, pretax loss on qualifying cash flow hedges of $3.1 million was reclassified from accumulated other comprehensive loss to earnings compared to a pretax loss of $3.6 million and a pretax gain of $5.8 million in 2006 and 2005, respectively. The 2007 amounts exclude gains and losses from the company’s foreign currency derivatives (discussed below). Substantially all of such losses and gains are reflected as a component of cost of goods sold in the Consolidated and Combined Statements of Operations. No ineffectiveness was recognized in the periods presented.

In the first quarter of 2007, the company discontinued treating its foreign currency hedges as qualifying hedges in accordance with SFAS No. 133. However, the company continues to enter into foreign currency derivative contracts as economic hedges for a portion of its foreign currency transactions. Upon discontinuation of hedge accounting for foreign currency derivatives, the unrealized gains (losses) were reclassified from accumulated other comprehensive loss and were reflected in other income (expense) as net foreign currency transaction gain (loss). As such, the liability balance at December 31, 2007, of $2.2 million referenced above includes a liability of $0.9 million for foreign currency contracts not qualifying for hedge accounting. Upon settlement, realized gains and losses are also reflected in other income (expense) as net foreign currency transaction gain (loss). The total amount of net realized and unrealized losses reflected in other income (expense) for 2007 related to these contracts was $1.3 million. All contracts outstanding at December 31, 2007, are expected to settle in 2008.

12.	Financial Instruments

The company holds or issues financial instruments for other than trading purposes. At December 31, 2007 and 2006, the carrying amounts and estimated fair values of these instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(Millions of dollars)

Cash and cash equivalents	$21.0	$21.0	$76.6	$76.6
Long-term receivables	31.4	31.4	35.5	35.5
Grantor trust assets	4.0	4.0	4.5	4.5
Total debt	484.8	474.7	548.8	568.1

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value of those instruments due to their short maturity. Carrying values of derivative instruments, all of which approximate their fair values, are disclosed in Note 11. The company is unable to estimate the fair value of its long-term receivables because the timing of receipts is unknown. Grantor trust assets are carried at fair value (see Note 15). The fair value of the company’s fixed-rate debt is based on the quoted market prices for the debt. The carrying value of the company’s variable-rate debt approximates its fair value.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

13.	Income Taxes

The 2007, 2006 and 2005 income tax provision from continuing operations are summarized below:

	2007	2006	2005
	(Millions of dollars)

U.S. Federal —
Current	$(0.7)	$(18.3)	$(28.5)
Deferred	(19.5)	2.3	10.5
Noncurrent	0.7	—	—

	(19.5)	(16.0)	(18.0)

International —
Current	(17.6)	(4.7)	(8.8)
Deferred	(0.7)	(6.8)	7.4
Noncurrent	(0.3)	—	—

	(18.6)	(11.5)	(1.4)

FIN No. 48	(4.7)	—	—

State —
Current	(0.1)	(0.2)	(2.8)
Deferred	0.1	4.6	0.4
Noncurrent	(0.2)	—	—

	(0.2)	4.4	(2.4)

Total provision	$(43.0)	$(23.1)	$(21.8)

In the following table, the U.S. federal statutory income tax rate is reconciled to the company’s effective tax rates for income (loss) from continuing operations as reflected in the Consolidated and Combined Statements of Operations.

	2007	2006	2005

U.S. statutory tax rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from —
Adjustment of deferred tax balances due to tax rate changes	2.5	(11.0)	(2.6)
Taxation of foreign operations	(33.5)	15.2	(8.2)
Tax contingencies	(0.5)	9.1	2.5
State income taxes	(0.3)	(6.2)	2.3
Adjustment of prior year’s tax attributes from parent	—	—	(2.9)
Effect of certain stock-based compensation adjustments	—	2.7	—
Tax on repatriated foreign earnings	—	—	6.8
FIN No. 48	(7.6)	—	—
Valuation allowances	(62.7)	—	—
Other — net	(2.1)	3.2	(0.9)

Effective tax rate	(69.2)%	48.0%	32.0%

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Net deferred tax (assets) liabilities at December 31, 2007 and 2006 were comprised of the following:

	2007	2006
	(Millions of dollars)

Deferred tax liabilities —
Property, plant and equipment	$124.6	$135.5
Investments	8.3	7.3
Receivables for environmental remediation and restoration	5.8	2.0
Intercompany notes and payables	19.8	14.3
Intangible assets	12.7	9.0
Inventory	—	5.5
Accounts receivable and payable	2.1	6.9
Other	2.1	5.7

Total deferred tax liabilities	175.4	186.2

Deferred tax assets —
Net operating loss and other carryforwards	(59.0)	(42.4)
Reserves for environmental remediation and restoration	(56.1)	(73.0)
Obligations for pension and other employee benefits	(13.7)	(54.5)
Accounts receivable and payable	(1.7)	—
Litigation	(5.2)	(3.1)
State and local tax	(4.3)	(1.3)
Bad debt allowance	(7.3)	(7.1)
Inventory	(1.2)	—
Other accrued liabilities	(6.6)	(10.0)
Other	(13.8)	(12.1)

Total deferred tax assets	(168.9)	(203.5)
Valuation allowance associated with deferred tax assets	47.0	7.3

Net deferred tax assets	(121.9)	(196.2)

Net deferred tax (asset) liability	$53.5	$(10.0)

The company recorded valuation allowances against certain deferred tax assets during the year ended December 31, 2007. A valuation allowance of $29.9 million was established in relation to certain deferred tax assets of the U.S. consolidated group. In applying the principles of SFAS No. 109, the company determined that it is more likely than not that the deferred tax assets would not be realized. To the extent the company generates U.S. taxable income in future periods, a reduction in the valuation allowance will be recorded, allowing the company to benefit from the deferred tax assets. Of the $29.9 million valuation allowance, $20.1 million related to deferred tax assets recorded at December 31, 2006.

In connection with the decision to retain the Uerdingen facility, the company has begun a reorganization of its European operations and legal entities. The reorganization process is expected to be effectively completed in 2008. Due to the reorganization, the company no longer expects to realize a benefit from the net deferred tax asset previously recorded related to our Switzerland pigment operations. As a result, the company recorded a valuation allowance of $9.4 million, of which $4.4 million related to the net deferred tax asset recorded at December 31, 2006, while $5.0 million related to the benefit of the loss for the twelve-month period ended December 31, 2007.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

There were no significant changes in the company’s valuation allowance during 2006 and 2005. The balance of the company’s valuation allowance at December 31, 2005, was $5.8 million.

At December 31, 2007, the company had domestic and foreign operating loss carryforwards totaling $261.6 million. Of this amount, $10.0 million expires in 2009, $62.9 million expires in 2011, $29.6 million expires in 2013, $44.8 million expires in 2014, $17.8 expires in 2016, $12.4 million expires in 2026, $24.1 expires in 2027, $29.7 expires in 2028 and $30.3 million has no expiration date. Realization of these operating loss carryforwards depends on generating sufficient taxable income in future periods. A valuation allowance associated with all but $72.7 million of the operating loss carryforwards has been recorded at December 31, 2007.

In 2007, the German government enacted changes to its income tax rates. The changes will be effective beginning with the year 2008. The effective statutory rate for the company will decrease to 31.23% from 39.65%. The deferred income tax asset and liability balances were adjusted in 2007 to reflect the revised rates, resulting in a decrease to the foreign income tax provision of $2.3 million, of which $1.6 million related to a decrease in the net deferred tax liabilities while $0.7 million reduced FIN No. 48 accruals.

Taxation of a company with operations in several foreign countries involves many complex variables, such as tax regimes that differ from country to country and the effect of U.S. taxation on foreign earnings. These complexities do not permit meaningful comparisons between the U.S. and international components of income before income taxes and the provision for income taxes, and disclosures of these components do not necessarily provide reliable indicators of relationships in future periods. Income (loss) from continuing operations before income taxes is comprised of the following:

	2007	2006	2005
	(Millions of dollars)

United States	$(32.2)	$31.2	$53.2
International	(29.9)	16.9	15.0

Total	$(62.1)	$48.1	$68.2

Undistributed earnings of certain foreign subsidiaries totaled $53.2 million at December 31, 2007. At December 31, 2007, no provision for deferred U.S. income taxes had been made for these earnings because they were considered to be indefinitely reinvested outside the United States. The distribution of these earnings in the form of dividends or otherwise, may subject the company to U.S. federal and state income taxes and, possibly, foreign withholding taxes. However, because of the complexities of U.S. taxation of foreign earnings, it is not practicable to estimate the amount of additional tax that might be payable on the eventual remittance of these earnings to the U.S.

Contingent tax liabilities of $45.5 million at December 31, 2006, have been included in noncurrent liabilities, separate and apart from deferred income taxes. These contingent liabilities relate primarily to certain deductions associated with plant shutdown activities, deductions related to the effects of foreign currency translation and other tax-related matters. With the adoption of FIN No. 48 as of January 1, 2007, certain issues represented by the $45.5 million are now considered uncertain tax positions under FIN No. 48 and as such are now included in the FIN No. 48 liability.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

As a result of the adoption of FIN No. 48, the company recognized a $9.3 million charge to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007
(Millions of dollars)
Balance at January 1, 2007	$46.5
Reductions for tax positions related to the current year	(0.2)
Additions for tax positions of prior years	13.3
Reductions for tax positions of prior years	(3.7)
Reductions due to lapse of applicable statute of limitations	(1.3)

Balance at December 31, 2007	$54.6

Included in the balance at December 31, 2007, were tax positions of $1.6 million for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Excluded from the balance at December 31, 2007, were valuation allowances and indirect tax benefits which net to $2.6 million. Therefore, the net benefit associated with approximately $55.6 million of this reserve for unrecognized tax benefits, if recognized, would affect the effective income tax rate.

As a result of ongoing negotiations with the German tax authorities, it is reasonably possible that the company’s gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $10 million.

The company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2007, the company recognized approximately $3.9 million from gross interest and penalties in the Statement of Operations. As of January 1, 2007, the company had approximately $7.9 million accrued for the gross payment of interest and penalties. The equivalent amount at December 31, 2007, was $12.6 million, including the effects of foreign currency translation.

The company was included in the U.S. federal income tax returns of Kerr-McGee Corporation and Subsidiaries for tax periods ending in 2005 and prior. The Internal Revenue Service has completed its examination of the Kerr-McGee Corporation and Subsidiaries’ federal income tax returns for all years through 2002 and is currently conducting an examination of the years 2003 through 2005. The years through 2002 have been closed with the exception of issues for which a refund claim has been filed and is being pursued in United States Court of Federal Claims. The company believes it has made adequate provisions for any amounts that may become payable to Kerr-McGee under the tax sharing agreement with respect to these closed years.

A German audit is being conducted for the years 1998 through 2001. A Dutch audit is being conducted for the years 2001 through 2005. Only the year 2002 has closed with respect to Australia, and no periods have closed with respect to Germany, Switzerland or the Netherlands (periods subsequent to the acquisition in 2000). The company believes that it has made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, additional provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

Tax Sharing Agreement and Tax Allocations — The company entered into a tax sharing agreement with Kerr-McGee that governs Kerr-McGee’s and the company’s respective rights, responsibilities and obligations subsequent to the IPO with respect to taxes for tax periods ending in 2005 and prior. Generally, taxes incurred or accrued prior to the IPO that are attributable to the business of one party will be borne solely by that party. The company’s financial statements dated December 31, 2006, reflected a net current liability of approximately $6 million to Kerr-McGee for tax matters to be settled under the tax sharing agreement. The tax matters reflected in the liability related mainly to the settlement of 2005 income tax returns. Additionally, the liability included the deemed tax benefit amounts (as defined by the tax sharing agreement) relating to Kerr-McGee stock-based compensation deductions allowed in the

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

2005 and 2006 income tax returns of the company. This current liability was substantially settled with Kerr-McGee during 2007. Additional payables or receivables may result in the future under the tax sharing agreement as the IRS completes its examination of the Kerr-McGee Corporation and Subsidiaries’ U.S. federal income tax returns for tax periods ending in 2005 and prior.

The company may incur certain restructuring taxes as a result of the separation from Kerr-McGee. A restructuring tax is any tax incurred as a result of any restructuring transaction undertaken to effectuate the separation other than the IPO, the Distribution and entering into the senior secured credit facility, which in the judgment of the parties is currently required to be taken into account in determining the tax liability of Kerr-McGee or Tronox (or their respective subsidiaries) for any pre-deconsolidation period as defined in the tax sharing agreement. The tax sharing agreement provides that Kerr-McGee will be responsible for 100% of the restructuring taxes up to, but not to exceed, $17.0 million. To date, Kerr-McGee has reimbursed the company approximately $0.7 million under this provision all of which was received during 2008. The company is responsible for any restructuring taxes in excess of $17.0 million. However, the company does not expect the restructuring taxes to exceed $17.0 million. In addition, the company is required to indemnify Kerr-McGee for any tax liability incurred by reason of the Distribution being considered a taxable transaction to Kerr-McGee as a result of a breach of any representation, warranty or covenant made by the company in the tax sharing agreement.

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

During 2002, the company approved a plan to exit its forest products business, which was a component of the company’s electrolytic and other chemical products business. This decision was made as part of the company’s strategic plan to focus on its core business. At the time of this decision, five plants were in operation. Four of these plants were closed and abandoned during 2003. The fifth plant, a leased facility, was operated throughout 2004 until the lease expired and the fixed assets at the facility were sold in January 2005. Criteria for classification of these assets as held for sale were met in 2004, at which time the results of forest products operations met the requirements for reporting as discontinued operations in the accompanying Consolidated and Combined Statements of Operations for all years presented.

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

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

The following table presents pretax loss from discontinued operations by type of cost and total after-tax loss from discontinued operations for the years ended December 31, 2007, 2006 and 2005.

		Litigation
	Environmental	Provisions, Legal
	Provisions(1)	and Other Costs(1)	Total
	(Millions of dollars)

Year ended December 31, 2007:
Total pretax loss	$(0.8)	$2.1	$1.3
Tax benefit			—

Total after tax loss			$1.3

Year ended December 31, 2006:
Total pretax loss	$23.7	$16.2	$39.9
Tax benefit			(14.7)

Total after tax loss			$25.2

Year ended December 31, 2005:
Total pretax loss	$17.6	$24.8	$42.4
Tax benefit			(14.8)

Total after tax loss			$27.6

(1)	Legal and environmental costs are allocated to discontinued operations on a specific identification basis. Other costs are primarily comprised of insurance and ad valorem taxes on properties of these former businesses under remediation.

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

Establishment of U.S. Plans — Effective with the Distribution at March 30, 2006, the company established a U.S. qualified defined benefit plan (funded), U.S. supplemental nonqualified benefit plans (unfunded) and a U.S. postretirement plan (unfunded). Benefits under the qualified plan are generally based on years of service and final average pay. The supplemental nonqualified benefit plans are designed to maintain benefits for all employees at the plan formula level. The establishment of the U.S. plans resulted in a transfer of certain assets to the company and an assumption of obligations associated with current and former employees participating in such plans. According to the employee benefits agreement between Kerr-McGee and Tronox, $450.3 million in qualified plan assets was transferred to Tronox’s trust. Although not considered plan assets, certain nonqualified benefit payments will be paid from a Grantor Trust. Assets in the amount of $4.4 million (comprised primarily of fixed income securities) were transferred in 2006, from the Kerr-McGee Grantor Trust account to the Tronox Grantor Trust account, and have been reflected at fair value in the Consolidated Balance Sheet in long-term receivables, investments and other assets with changes in fair value recognized currently in earnings.

For the retirement plans that qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), the benefit amount that can be provided to employees by the plans is limited by both ERISA and the Internal

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Revenue Code. Therefore, the company has unfunded supplemental nonqualified plans designed to maintain benefits for all employees at the plan formula level and to provide senior executives with benefits equal to a specified percentage of their final average compensation.

The company is obligated under the MSA to maintain the Material Features (as defined in the employee benefits agreement of the MSA) of the U.S. postretirement plan without change for a period of three years following the Distribution date. During the third quarter of 2007, the company announced that effective April 1, 2009, certain features will change, including the cost-sharing provisions between the company and plan participants, life insurance benefits and certain retirement eligibility criteria. This announcement resulted in a plan remeasurement, which was performed by the company’s actuary in August 2007. A new discount rate of 6.25% was selected by management for this remeasurement due to changes in certain economic indicators since the previous measurement as of December 31, 2006. The remeasurement reduced the company’s postretirement benefit obligation by $93.1 million, of which $76.5 million pertained to changes in plan benefits, $10.5 million pertained to the change in the discount rate assumption and $6.1 million pertained to changes in claims estimates. The changes in plan benefits impacted the unrecognized prior service cost component of other comprehensive income by $47.7 million, net of taxes, and the change in the discount rate assumption along with the change in claims estimates impacted the unrecognized actuarial loss component of other comprehensive income by $10.3 million, net of taxes. The remeasurement also reduced 2007 annual net periodic cost by approximately $6.0 million.

Effective January 1, 2008, the company’s U.S. pension plan was amended to reflect certain changes, including prospective changes to retirement eligibility criteria, early retirement factors and the final average pay calculation. These changes will be reflected in the company’s financial statements as a reduction in the service cost component of net periodic cost for 2008 and future periods.

Benefit Obligations and Funded Status — The following provides a reconciliation of beginning and ending benefit obligations, beginning and ending plan assets, funded status and balance sheet classification of the company’s pension and other postretirement plans as of and for the years ended December 31, 2007 and 2006.

			Postretirement
	Retirement Plans		Health and Life Plans
	2007	2006	2007	2006
	(Millions of dollars)

Change in benefit obligations —
Benefit obligation, beginning of year	$529.1	$81.4	$150.5	$—
Establishment of U.S. Plans	—	410.9	—	144.2
Service cost	11.8	8.4	1.5	1.2
Interest cost	28.2	21.6	6.3	6.3
Plan changes	—	—	(76.5)	—
Net actuarial (gains) losses	(39.9)	21.6	(20.5)	3.2
Foreign currency rate changes	9.6	9.6	—	—
Contributions by plan participants	0.5	0.5	2.7	2.0
Special termination benefits	5.7	—	—	—
Benefits paid	(49.1)	(23.9)	(6.7)	(6.4)
Administrative expenses	(1.7)	(1.0)	—	—

Benefit obligation, end of year	494.2	529.1	57.3	150.5

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

			Postretirement
	Retirement Plans		Health and Life Plans
	2007	2006	2007	2006
	(Millions of dollars)

Change in plan assets —
Fair value of plan assets, beginning of year	525.7	62.2	—	—
Establishment of U.S. Plans	—	450.3	—	—
Actual return on plan assets	23.8	28.2	—	—
Employer contributions(1)	3.0	1.7	4.0	4.4
Participant contributions	0.5	0.5	2.7	2.0
Foreign currency rate changes	7.6	7.3	—	—
Benefits paid(1)	(48.6)	(23.5)	(6.7)	(6.4)
Administrative expenses	(1.7)	(1.0)	—	—

Fair value of plan assets, end of year(2)	510.3	525.7	—	—

Net over (under) funded status of plans	$16.1	$(3.4)	$(57.3)	$(150.5)

Classification of amounts recognized in the Consolidated Balance Sheets —
Prepaid pension cost	$46.5	$25.3	$—	$—
Current accrued benefit liability	(1.1)	(0.6)	(9.0)	(11.1)
Noncurrent accrued benefit liability	(29.3)	(28.1)	(48.3)	(139.4)

Sub-total of assets and liabilities(3)	16.1	(3.4)	(57.3)	(150.5)
Accumulated other comprehensive loss (pretax)	86.6	117.0	(61.7)	32.1

Total	$102.7	$113.6	$(119.0)	$(118.4)

(1)	The company expects 2008 contributions to be approximately $2.6 million for the Netherlands plan and 2008 net benefits paid to be approximately $9.0 million for the U.S. postretirement plans, $0.6 million for the U.S. nonqualified plans and $0.5 million for the Germany retirement plan. No contributions are expected in 2008 for the U.S. qualified retirement plan.

(2)	Excludes the grantor trust assets of $4.0 million at year-end 2007 and $4.5 million at year-end 2006 associated with a nonqualified U.S. plan sponsored by the company. The company does not anticipate making any contributions to the grantor trust in 2008.

(3)	SFAS No. 158 requires that the plan sponsor carry the funded status of all plans on the balance sheet.

The following table summarizes the accumulated benefit obligations and the projected benefit obligations associated with the company’s unfunded benefit plans.

	At December 31, 2007			At December 31, 2006
	U.S.	U.S.	Germany	U.S.	U.S.	Germany
	Nonqualified	Postretirement	Retirement	Nonqualified	Postretirement	Retirement
	Plans(1)	Plan	Plan	Plans	Plan	Plan
	(Millions of dollars)			(Millions of dollars)

Accumulated benefit obligation	$10.8	$57.3	$15.0	$5.0	$150.5	$15.0
Projected benefit obligation	11.2	57.3	15.7	6.5	150.5	15.7

(1)	Although not considered plan assets, a grantor trust was established from which payments for certain U.S. supplemental benefits are made. The trust assets had a balance of $4.0 million at year-end 2007.

Summarized below are the accumulated benefit obligation, the projected benefit obligation, the market value of plan assets and the funded status of the company’s funded retirement plans.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

	At December 31, 2007		At December 31, 2006
	U.S.	The Netherlands	U.S.	The Netherlands
	Qualified	Retirement	Qualified	Retirement
	Plan	Plan	Plan	Plan
	(Millions of dollars)		(Millions of dollars)

Accumulated benefit obligation	$366.9	$75.7	$398.9	$68.8

Projected benefit obligation	$385.1	$82.3	$427.4	$79.5
Market value of plan assets	431.6	78.8	452.7	73.0

Funded status — (under)/over funded	$46.5	$(3.5)	$25.3	$(6.5)

Expected Benefit Payments — Following are the expected cash benefit payments for the next five years and in the aggregate for the years 2013 through 2017:

						2013-
	2008	2009	2010	2011	2012	2017
	(Millions of dollars)

Retirement Plans(1)	$3.7	$4.0	$4.2	$4.4	$4.7	$29.3
Postretirement Health and Life Plans	9.0	3.6	3.7	3.8	3.7	18.8

(1)	The benefit payments expected to be paid from the U.S. qualified retirement plan trust are expected to be $28.4 million, $28.2 million, $28.6 million, $28.8 million and $29.5 million in each year, 2008 through 2012, respectively, and $163.0 million in the aggregate for the period 2013 through 2017.

Retirement Expense — Prior to the Distribution and the establishment of the company’s U.S. plans, Kerr-McGee allocated costs associated with employees covered by its U.S. plans based on salary for defined benefit pension plans and based on active headcount for health and welfare postretirement plans. The tables below present this allocated cost, as well as net periodic cost associated with the U.S. and foreign retirement plans sponsored by the company for 2007, 2006, and 2005:

				Postretirement
	Retirement Plans			Health and Life Plans
	2007	2006	2005	2007	2006	2005
	(Millions of dollars)			(Millions of dollars)

Net periodic cost —
Service cost	$11.8	$8.5	$2.0	$1.5	$1.1	$—
Interest cost	28.2	21.7	3.6	6.4	6.3	—
Expected return on plan assets	(39.5)	(30.3)	(3.1)	—	—	—
Special termination benefits(1)	5.7	—	—	—	—	—
Net amortization — Prior service cost (credit)	2.8	2.1	(0.3)	(4.7)	(0.8)	—
Net actuarial (gain) loss	3.5	1.5	1.1	1.4	1.2	—

Sub-total net periodic cost	12.5	3.5	3.3	4.6	7.8	—
Allocated retirement plan expense (credit) from Kerr-McGee	—	0.7	(0.4)	—	2.6	7.0

Total	$12.5	$4.2	$2.9	$4.6	$10.4	$7.0

(1)	The 2007 special termination benefits are associated with the work force reduction program announced by the company and discussed in Note 7.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

The following table shows the pretax amounts that are expected to be reclassified from accumulated other comprehensive income (loss) to retirement expense during 2008:

		Postretirement
	Retirement	Health & Life
	Plans	Plans
	(Millions of dollars)

Amounts expected to be reclassified from accumulated other comprehensive income (loss) during 2008:
Unrecognized actuarial loss	$1.5	$0.7
Unrecognized prior service (credit) cost	2.8	(10.2)

Assumptions — The following weighted average assumptions were used to determine the net periodic cost:

	2007		2006		2005
	United		United		United
	States	International	States	International	States	International

Discount rate	5.75%	4.50%	6.00%	4.25%	n/a	4.75%
Expected return on plan assets	8.00%	5.25%	8.00%	5.25%	n/a	5.50%
Rate of compensation increases	3.50%	3.42%	3.50%	3.42%	n/a	3.42%

The following assumptions were used in estimating the actuarial present value of the plans’ benefit obligations:

	2007		2006		2005
	United		United		United
	States	International	States	International	States	International

Discount rate	6.25%	5.50%	5.75%	4.50%	n/a	4.25%
Rate of compensation increases	3.50%	3.42%	3.50%	3.42%	n/a	3.42%

In forming the assumption of the U.S. long-term rate of return, the company takes into account the expected earnings on funds already invested, earnings on contributions expected to be received in the current year, and earnings on reinvested returns. The long-term rate of return estimation methodology for U.S. plans is based on a capital asset pricing model using historical data and a forecasted earnings model. An expected return analysis is performed which incorporates the current portfolio allocation, historical asset-class returns and an assessment of expected future performance using asset-class risk factors. Our assumption of the long-term rate of return for the Netherlands plan is developed considering the portfolio mix and country-specific economic data that includes the rates of return on local government and corporate bonds.

The company selects a discount rate for its U.S. qualified plan and its postretirement plan using the results of a cash flow matching analysis based on projected cash flows for the plans. For foreign plans, the company bases the discount rate assumption on local corporate bond index rates.

The health care cost trend rates used to determine the year-end 2007 postretirement benefit obligation were 9% in 2007, gradually declining to 5% in 2012 and thereafter. A 1% increase in the assumed health care cost trend rate for each future year would increase the postretirement benefit obligation at December 31, 2007, by $5.2 million, while the aggregate of the service and interest cost components of the 2007 net periodic postretirement cost would increase by $0.6 million. A 1% decrease in the trend rate for each future year would reduce the benefit obligation at year-end 2007 by $4.3 million and decrease the aggregate of the service and interest cost components of the net periodic postretirement cost for 2007 by $0.5 million.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Plan Assets — Asset categories and associated asset allocations for the company’s funded retirement plans at December 31, 2007:

	U.S. Plan Assets		The Netherlands Plan Assets
	2007	2006	2007	2006

Equity securities	49%	55%	24%	35%
Debt securities	33	42	58	58
Real estate	—	—	11	—
Cash and cash equivalents	18	3	7	7

Total	100%	100%	100%	100%

The U.S. plan is administered by a board-appointed committee that has fiduciary responsibility for the plan’s management. The committee maintains an investment policy stating the guidelines for the performance and allocation of plan assets, performance review procedures and updating of the policy. At least annually, the U.S. plan’s asset allocation guidelines are reviewed in light of evolving risk and return expectations. The increase in the cash allocation as of December 31, 2007, was the result of moving funds from fixed income to money markets for the purpose of reducing interest rate sensitivity to a shorter duration based on the current interest rate environment.

Substantially all of the plan’s assets are invested with nine equity fund managers, five fixed-income fund managers and two money-market fund managers. To control risk, equity fund managers are prohibited from entering into the following transactions, (i) investing in commodities, including all futures contracts, (ii) purchasing letter stock, (iii) short selling and (iv) option trading. In addition, equity fund managers are prohibited from purchasing on margin and are prohibited from purchasing Tronox securities. Equity managers are monitored to ensure investments are in line with their style and are generally permitted to invest in U.S. common stock, U.S. preferred stock, U.S. securities convertible into common stock, common stock of foreign companies listed on major U.S. exchanges, common stock of foreign companies listed on foreign exchanges, covered call writing, and cash and cash equivalents.

Fixed-income fund managers are prohibited from investing in (i) direct real estate mortgages or commingled real estate funds, (ii) private placements above certain portfolio thresholds, (iii) tax exempt debt of state and local governments above certain portfolio thresholds, (iv) fixed income derivatives that would cause leverage, (v) guaranteed investment contracts and (vi) Tronox securities. They are permitted to invest in debt securities issued by the U.S. government, its agencies or instrumentalities, commercial paper rated A3/P3, FDIC insured certificates of deposit or bankers acceptances and corporate debt obligations. Each fund manager’s portfolio should have an average credit rating of A or better.

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

Savings Investment Plan

Effective with the Distribution at March 30, 2006, the company established a defined contribution Savings Investment Plan (“SIP”) into which employees, contributions and matching company contributions are paid. In 2006, eligible employees who elected to participate could contribute and receive a 100% company matching

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

contribution of up to 6% of the employees compensation (as defined in the SIP). Effective January 1, 2007, the company modified its matching contribution to be 75% of the first 6% of employees’ contributed compensation (as defined in the SIP). Compensation expense associated with the company’s matching contribution for the period in 2006 following the establishment of the plan was approximately $3.0 million. Compensation expense in 2007 was $3.2 million.

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

Stock-based awards granted by the company to its employees and non-employee directors (including awards issued as a result of the conversion of Kerr-McGee stock-based awards discussed below) generally have the following terms:

		Vesting		Cash- or
	Contractual	Period	Vesting	Stock-	Vesting and Other
	Life (Years)	(Years)	Terms	Settled	Conditions

Stock options	10	3	Graded(1)	Stock	Employee service
Restricted stock-based awards(2)	Not applicable	3	Cliff(3)	Stock	Employee service
Performance Shares(4)	Not applicable	3	Cliff(3)	Cash	Employee service
Performance Units(4)	3	3	Cliff(3)	Cash	Employee service and achievement of specified stockholder return targets

(1)	An employee vests in one-third of the award at the end of each year of service. Employees terminating their employment due to retirement fully vest in their award upon retirement.

(2)	Restricted stock-based awards include restricted stock, restricted stock units and stock opportunity grants, all of which are valued and accounted for in a similar manner. Restricted stock units and stock opportunity grants do not result in certificates being issued until service has been rendered. As such, holders of these awards do not have the right to receive dividends and do not have the right to vote their shares until the restrictions lapse.

(3)	An employee vests in the entire award at the end of the three-year service period. Employees terminating their employment due to retirement fully vest in their award upon retirement.

(4)	Performance shares are valued by reference to the closing Class A common stock price at each measurement date. Performance units are valued using the Monte Carlo simulation and provide an employee with a potential cash payment at the end of a three-year performance cycle based on Tronox’s total shareholder return (shareholder return assuming dividend reinvestment) relative to selected peer companies. Payout levels vary depending upon Tronox’s rank relative to its peers.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

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

Compensation Expense — The following summarizes total stock-based compensation expense recognized in income from continuing operations in 2007, 2006 and 2005, including compensation expense allocated to the company by Kerr-McGee. Stock-based compensation expense recognized in 2007 and 2006 is based on the fair value of the awards, while in 2005, it reflected the intrinsic value of the awards, if any, according to the provisions of APB No. 25.

	2007	2006	2005
	(Millions of dollars)

Stock options	$2.8	$2.8	$0.8
Restricted stock-based awards	3.6	5.7	3.5
Performance awards	0.4	—	—

Total stock-based compensation expense, pretax	6.8	8.5	4.3
Income tax benefit	(2.1)	(2.3)	(1.5)

Total stock-based compensation expense, net of taxes	$4.7	$6.2	$2.8

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

The following table presents unamortized compensation cost associated with awards outstanding at December 31, 2007, and the weighted-average period over which it is expected to be recognized (before considering the associated income tax benefit). Compensation cost ultimately recognized may differ from amounts presented below due to new awards and changes in the estimate of forfeitures, if any.

	Unamortized	Remaining
	Cost (Pretax)	Period
	(Millions of dollars)	(Years)

Stock options	$1.6	1.9
Restricted stock-based awards	2.3	1.5
Performance awards	0.4	1.5

	$4.3	1.6

Stock Options — The following table presents a summary of activity for Tronox options for the year ended December 31, 2007:

				Intrinsic
	Number of		Contractual	Value
	Options	Price(1)	Life (Years)(1)	(Millions)(2)

Options outstanding at December 31, 2006	1,220,455	$10.85
Options awarded(3)	463,870	15.19		$(2.9)
Options exercised(4)	(167,560)	9.45		$(0.1)
Options expired	(24,568)	11.70
Options forfeited	(114,658)	13.03

Options outstanding at December 31, 2007	1,377,539	$12.28	7.7	$(4.8)

Options exercisable at December 31, 2007	605,099	$11.23	7.2	$(1.5)

Outstanding options vested and expected to vest	1,327,991	$12.18	7.7	$(4.4)

(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.

(2)	Reflects aggregate intrinsic value based on the difference between the market price of Tronox stock at December 31, 2007, and the options’ exercise price.

(3)	The weighted average grant-date fair value related to the options awarded in 2007 was $5.89 per option.

(4)	Cash received during 2007 as a result of option exercises was $1.6 million.

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

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Tronox Stock Option valuation.  The fair values of the Tronox options granted in 2007 and 2005 were estimated as of the date of the grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2007	2005

Risk-free interest rate	4.7%	4.6%
Expected dividend yield	1.3%	1.5%
Expected volatility	36.0%	34.5%
Expected term (years)	6.4	6.3
Per-unit fair value of options granted	$5.89	$5.01

Expected Volatility — In setting the volatility assumption, the company considers peer company historical volatilities over the expected term of the options as well as calculated volatility of the company’s Class A common stock from the first day of trading in 2005, as appropriate, to develop a blended volatility assumption. For the 2007 valuation, the peer company group included the following companies: Cabot Corporation, Cytec Industries Inc., E.I. du Pont de Nemours and Co., Ferro Corporation, Georgia Gulf Corporation, Lyondell Chemical Co., Minerals Technologies Inc., NL Industries Inc., OM Group Inc., PolyOne Corporation, Rohm and Haas Co. and The Valspar Corporation.

Expected Term — Due to the short trading history of the company’s common stock, an alternative simplified method for determining expected term is used, as allowed by SEC Staff Accounting Bulletin No. 110. The expected term represents a weighted average of the expected terms of three groups of plan participants: 1) participants eligible to retire at the measurement date, 2) participants eligible to retire approximately one year after the measurement date and 3) participants not eligible to retire one year after the measurement date.

Kerr-McGee Stock Option valuation.  The following table presents inputs and assumptions used by Kerr-McGee to estimate the fair value of stock options granted to Tronox employees in 2005. Prior to January 1, 2006, Kerr-McGee utilized the Black-Scholes option-pricing model to estimate fair value of stock option awards.

2005

Risk-free interest rate	3.9%
Expected dividend yield	3.5%
Expected volatility	26.4%
Expected term (years)	6.0
Weighted-average estimate of fair value of options converted	$20.96

Restricted Stock Awards and Stock Opportunity Grants — The following table summarizes information about restricted stock, restricted stock units and stock opportunity grant activity during 2007:

	Number of	Fair
	Shares	Value(1)

Balance at December 31, 2006	938,380	$13.25
Awards issued	171,954	15.19
Awards forfeited	(89,667)	14.35
Awards earned	(303,097)	11.17

Balance at December 31, 2007	717,570	$14.37

Outstanding awards expected to vest	708,823	$14.45

(1)	Represents the weighted-average grant-date fair value.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

Valuation and cost attribution method.  Grant-date fair value of restricted stock, restricted stock units and stock opportunity grants is determined by reference to market quotes for the company’s Class A common stock. Compensation cost is recognized in earnings (net of expected forfeitures) on a straight-line basis over the employee service period necessary to earn the awards, which is generally the vesting period. However, compensation cost associated with employees whose retention of stock awards is not contingent on providing future service is recognized immediately upon grant.

Performance Awards — The following table summarizes information about performance share and performance unit activity during 2007:

	Number of	Fair	Number of	Fair
	Shares	Value(1)	Units	Value(1)

Balance at December 31, 2006	57,750		—
Awards issued	—		5,048,039
Awards forfeited	(3,080)		(520,815)
Awards earned	(1,120)		(267,351)

Balance at December 31, 2007	53,550	$8.90	4,259,873	$0.086

Outstanding awards expected to vest	52,404		4,231,251

(1)	Represents the weighted-average measurement-date fair value.

Valuation and cost attribution method.  Measurement-date fair value of performance shares is determined by reference to market quotes for the company’s Class A common stock. Measurement-date fair value of performance units is determined using a Monte Carlo simulation model, which utilizes multiple input variables to estimate Tronox’s expected shareholder return as compared to selected peer companies. Inputs into the model include the following for Tronox and peer group companies: total shareholder return from the beginning of the performance cycle through the measurement date, volatility, risk-free rates and correlation of Tronox’s and peer group companies’ total shareholder return. The inputs are based on historical capital market data. The total fair-value-based obligation associated with awards expected to vest is further adjusted to reflect the extent to which employee services necessary to earn the awards have been rendered. Compensation cost for any given period equals the increase or decrease in the liability for awards outstanding and expected to vest.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

17.	Contingencies

The following table summarizes the contingency reserve balances, provisions, payments and settlements for 2005, 2006 and 2007, as well as balances, accruals and receipts of reimbursements of environmental costs from other parties.

		Reserves for
	Reserves for	Environmental	Reimbursements
	Litigation(1)	Remediation(2)	Receivable(3)
		(Millions of dollars)

Balance at December 31, 2004	$2.6	$215.8	$93.8
Provisions /Accruals	8.7	69.0	34.3
Payments /Settlements	(2.1)	(61.1)	(71.4)

Balance at December 31, 2005	9.2	223.7	56.7
Provisions /Accruals	7.9	56.4	53.1
Payments /Settlements	(2.1)	(56.2)	(38.4)

Balance at December 31, 2006	15.0	223.9	71.4
Provisions /Accruals	(1.5)	15.1	13.5
Payments /Settlements	(3.9)	(50.2)	(17.3)

Balance at December 31, 2007	$9.6	$188.8	$67.6

(1)	Provisions for litigation in 2005, 2006 and 2007 include $8.7 million, $4.0 million and ($2.0) million, respectively, related to the company’s former forest products operations, thorium compounds manufacturing and refining operations and, therefore, are reflected in loss from discontinued operations (net of taxes) in the Consolidated and Combined Statement of Operations.

(2)	Provisions for environmental remediation and restoration in 2005, 2006 and 2007 include $29.9 million, $55.8 million and $11.6 million, respectively, related to the company’s former forest products operations, thorium compounds manufacturing, uranium and refining operations. These charges are reflected in the Consolidated and Combined Statement of Operations as a component of loss from discontinued operations (net of taxes).

(3)	Reimbursements for environmental remediation and restoration in 2005, 2006 and 2007 include $12.3 million, $32.1 million and $12.4 million, respectively, related to the company’s former forest products operations, uranium, refining and thorium compounds manufacturing operations, which are reflected in the Consolidated and Combined Statement of Operations as a component of loss from discontinued operations (net of taxes).

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

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

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

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

The table below presents environmental reserve provisions during 2007 and reserve balances as of December 31, 2007, for major sites, followed by discussion of those major sites. Although actual costs may differ from current estimates reflected in the reserve balances, the amount of any further revisions in remediation costs cannot be reasonably estimated at this time.

		Reserve
		Balance at
	Provisions/	December 31,
Location of Site	Accruals	2007
	(Millions of dollars)

Henderson, Nevada(1)	$3.4	$24.4
West Chicago, Illinois(2)	1.8	53.4
Ambrosia Lake, New Mexico(3)	5.7	9.9
Crescent, Oklahoma	—	9.8
Manville, New Jersey	—	35.0
Sauget, Illinois	—	5.8
Cleveland, Oklahoma	—	3.5
Cushing, Oklahoma	—	9.5
Jacksonville, Florida	—	5.1
Riley Pass, South Dakota(4)	1.5	1.9
Other sites	2.7	30.5

Total of all sites with reserves	$15.1	$188.8

(1)	Provisions include $2.7 million in 2007 related to expanded sampling and the development of a risk assessment plan pertaining to the 1996 agreement with the NDEP.

(2)	Provisions include $1.8 million in 2007 as a result of a determination that additional groundwater monitoring would be needed to meet state requirements.

(3)	Provisions include $5.7 million in 2007 for the additional NRC requirements.

(4)	Provisions include $1.5 million in 2007 related to completing the approved work plan, to construct preliminary erosion control features and an estimate to complete two cells for the disposal of identified material above the cleanup threshold.

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

Tronox LLC began decommissioning the facility and remediating associated perchlorate contamination, including surface impoundments and groundwater, when it decided to exit the business in 1998. In 1999 and 2001, Tronox LLC entered into consent orders with the Nevada Division of Environmental Protection (the “NDEP”) that require it to implement both interim and long-term remedial measures to capture and remove perchlorate from

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

groundwater. In April 2005, Tronox LLC entered into an amended consent order with the NDEP that requires, in addition to the capture and treatment of groundwater, the closure of a certain impoundment related to the past production of ammonium perchlorate, including treatment and disposal of solution and sediment contained in the impoundment. A separate agreement reached in 1996 with the NDEP also requires Tronox LLC to test for various potential contaminants at the site, which is ongoing. The second phase of the site investigation including preparation of a risk assessment is expected to be completed by late-2008. Results of testing may lead to further site characterization and remediation, the costs of which, if any, are not currently included in the financial reserves discussed below.

In 1999, Tronox LLC initiated the interim measures required by the consent orders. A long-term remediation system is operating in compliance with the consent orders. Initially, the remediation system was projected to operate through 2007. However, studies of the decline of perchlorate levels in the groundwater indicate that Tronox LLC may need to operate the system through 2011. The scope, duration and cost of groundwater remediation likely will be driven in the long term by drinking water standards regarding perchlorate, which to date have not been formally established by applicable state or federal regulatory authorities. The EPA and other federal and state agencies continue to evaluate the health and environmental risks associated with perchlorate as part of the process for ultimately setting drinking water standards. Two state agencies, the Massachusetts Department of Environmental Protection and the California Environmental Protection Agency have established maximum contaminant levels (MCLs) for perchlorate, of 2 parts per billion and 6 parts per billion respectively. Also, the EPA has established a reference dose for perchlorate, which is a preliminary step to setting drinking water standards. The establishment of applicable drinking water standards could materially affect the scope, duration and cost of the long-term groundwater remediation that Tronox LLC is required to perform. The long-term scope, duration and cost of groundwater remediation and impoundment closure are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future. However, the amount of additional costs, if any, cannot be reasonably estimated at this time.

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

At December 31, 2007, the company had received $16.4 million of cost reimbursement under the insurance policy, and expects that, to date, an estimated aggregate cleanup cost of $84.9 million less the $62.3 million self-insured retention to be covered by the policy (for a net amount of $22.6 million in potential reimbursement). The company believes that additional reimbursement of approximately $22.6 million is probable, and, accordingly, the company has recorded a receivable in the financial statements for that amount.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

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

Closed Facility — Pursuant to agreements reached in 1994 and 1997 among Tronox LLC, the City of West Chicago and the State regarding the decommissioning of the closed West Chicago facility, Tronox LLC has substantially completed the excavation of contaminated soils and has shipped those soils to a licensed disposal facility. Surface restoration was completed in 2004, except for areas designated for use in connection with the Kress Creek and Sewage Treatment Plant remediation discussed below. Groundwater remediation is expected to continue for approximately seven years. Groundwater monitoring is expected to continue for approximately eleven years.

Vicinity Areas — The EPA has listed four areas in the vicinity of the closed West Chicago facility on the NPL and has designated Tronox LLC as a PRP in these four areas. Tronox LLC has substantially completed remedial work for three of the areas (known as the Residential Areas, Reed-Keppler Park and the Sewage Treatment Plant). In June 2007, a Chicago-area newspaper published articles suggesting that certain Residential Area properties were not cleaned up adequately in the 1980s or the 1990s. The company believes the cleanup of a significant portion of the Residential Area properties to be adequate, as the EPA was involved indirectly in the cleanup. One property has been found to require additional assessment. The company is currently assessing the property in order to prepare a work plan for this cleanup. The EPA is in the process of verifying the work done on the remaining residential properties and the cleanup requirements for the one property. The company has established a reserve for the work that has been identified. Future requirements that may result from the planned EPA work cannot be estimated at this time.

Work continues at the other NPL site known as Kress Creek. The work involves removal of low level insoluble thorium residues principally in streambanks and streambed sediments. Tronox LLC has reached an agreement with the appropriate federal and state agencies and local communities regarding the characterization and cleanup of the sites, past and future government response costs, and the waiver of natural resource damages claims. The agreement is incorporated in consent decrees, which were approved and entered by the federal court in August 2005. The cleanup work, which began in the third quarter of 2005, is expected to be completed in 2010 and will require excavation of contaminated soils and stream sediments and shipment of excavated materials to a licensed disposal facility. Restoration of affected areas will continue into 2011. Monitoring of the restored areas will continue for three years after restoration is complete.

Government Reimbursement — Pursuant to Title X, the U.S. Department of Energy (the “DOE”) is obligated to reimburse the company for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility’s production was dedicated to U.S. government contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government’s full share of West Chicago cleanup costs. Through December 31, 2007, the company had been reimbursed approximately $304.2 million under Title X.

Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged the company’s cleanup expenditures. As of December 31, 2007, the government’s share of costs incurred by the company but not yet reimbursed by the DOE totaled approximately $27.1 million, which includes $11.7 million accrued in 2007. The company received $11.5 million from the government in April 2007 and believes that receipt of the remaining $27.1 million in due course following additional congressional appropriations is probable and has reflected that amount as a receivable in the financial statements. The company

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

will recognize recovery of the government’s share of future remediation costs for the West Chicago sites as it incurs the cash expenditures.

Although actual costs may differ from current estimates, the amount of any revisions in remediation costs, if any, cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (“Title X”).

Ambrosia Lake, New Mexico

From the late 1950s until 1988, the company operated a uranium mining and milling operation at Ambrosia Lake near Grants, New Mexico, pursuant to a license issued by the Atomic Energy Commission (the “AEC”), now the Nuclear Regulatory Commission (the “NRC”). When the operation was sold, the company retained responsibility for certain environmental conditions existing at the site, including mill tailings, selected ponds and groundwater contamination related to the mill tailings and unlined ponds. Since 1989, the unaffiliated current owner of the site, Rio Algom Mining LLC (“Rio Algom”), has been decommissioning the site pursuant to the license issued by the NRC. Mill tailings, certain impacted surface soils and selected pond sediments have been consolidated in an onsite containment unit. Under terms of the sales agreement, which included provisions capping the liability of Rio Algom, the company became obligated to solely fund the remediation for the items described above when total expenditures exceeded $30 million, which occurred in late 2000. A decommissioning plan for the remaining impacted soil was submitted by Rio Algom to the NRC in January 2005 and was approved in July 2006. The soil decommissioning plan will take about one to two years to complete. The NRC has recently mandated additional erosion controls to protect the main tailings pile. This additional work will lengthen the time to complete NRC requirements to the end of 2008 or early 2009. Groundwater treatment was discontinued after approval by the NRC in February 2006; however, closure of an associated permit issued by the state of New Mexico is still pending. The state of New Mexico has recently raised issues about certain non-radiological constituents in the groundwater at the site. Discussions regarding these issues are ongoing, and resolution could affect remediation costs and/or delay ultimate site closure.

In addition to those remediation activities described above for which reserves have been established, as described below, Rio Algom is investigating soil contamination potentially caused by past discharge of mine water from the site, for which no reserve has been established.

Litigation — On January 18, 2006, Rio Algom filed suit against Tronox Worldwide LLC in the U.S. District Court for the District of New Mexico. The suit seeks a determination regarding responsibility for certain labor-related and environmental remediation costs. Though Rio Algom seeks no specific amount in its complaint, it has asserted that future groundwater remediation costs for which it believes Tronox Worldwide LLC has responsibility could be as much as $128 million. Tronox Worldwide LLC believes these costs are hypothetical and unsupportable. Discovery is ongoing. Past efforts to reach a settlement have not been successful. No trial date has been set. The company has not provided a reserve for this lawsuit beyond the above-mentioned remediation reserve because at this time, the probability of a loss and the amount of loss, if any, cannot be reasonably estimated.

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

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

approved, the company believes the plan represents an appropriate remediation technology. Negotiations with the NRC on the plan approval are ongoing.

New Jersey Wood-Treatment Site

Tronox LLC was named in 1999 as a potential responsible party (“PRP”) under CERCLA at a former wood-treatment site in New Jersey at which the EPA is conducting a cleanup. On April 15, 2005, Tronox LLC received a letter from the EPA asserting it is liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by the EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest, though the EPA has informed Tronox LLC that as of December 5, 2006, project costs are approximately $244 million, plus other future costs and interest and would consider resolving the matter for $239 million. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor in the 1960s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed any liabilities for the site. In addition, although it appears there may be other PRPs to whom notice has been given, the company does not know whether the other PRPs have any valid defenses to liability for the site or whether the other PRPs have the financial resources necessary to meet their obligations, if proven. Tronox LLC, Tronox Worldwide LLC, Tronox Incorporated, Kerr-McGee Worldwide Corporation, Kerr-McGee Corporation and the EPA entered into an agreement to toll the statute of limitations (“tolling agreement”) on March 28, 2006, and Tronox LLC and EPA have submitted the matter to nonbinding mediation that could lead to a settlement or resolution of EPA’s demand. In the event the mediation process does not lead to an acceptable solution, Tronox LLC intends to vigorously defend against the EPA’s demand.

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

As a follow-up to the July mediation session, another meeting was held on November 28, 2007, with the mediator, EPA, DOJ, the New Jersey Attorney General’s office and the New Jersey DEP to discuss the remedy utilized by the government to clean up the site. Following this meeting, the DOJ and EPA discussed the next steps with the mediator, and it was agreed that the EPA and DOJ would continue to focus on their evaluation of other potential PRPs and would submit a response (either in writing or in another meeting) to the issues raised by Tronox in the November mediation session. On January 16, 2008, the EPA served information requests on Tronox LLC seeking additional information related to the transaction by Kerr-McGee that resulted in the ultimate spin-off of Tronox. A similar request was also served on Anadarko Petroleum Corporation on or about the same date.

On November 14, 2007, two members of the U.S. Senate requested the U.S. Government Accountability Office (“GAO”) investigate EPA’s cleanup of the site. On November 28, 2007, the GAO accepted the request and indicated it would begin its investigation around February 1, 2008.

The tolling agreement has been extended until the end of July 2008, in order to work through the various issues. If the mediation is unsuccessful, Tronox intends vigorously to defend against the EPA’s claim.

MSA Reimbursement — As of December 31, 2007, the company had a receivable of $17.5 million representing 50% of the settlement amount that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable. The receivable has been reflected in accounts receivable in the accompanying Consolidated Balance Sheets.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

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

Cleveland, Oklahoma

Triple S Refining Corporation (“Triple S”), formerly known as Kerr-McGee Refining Corporation, owned and operated a petroleum refinery near Cleveland, Oklahoma, until the facility was closed in 1972. In 1992, Triple S entered into a Consent Order with the Oklahoma Department of Health (later, the ODEQ), which addresses the remediation of air, soil, surface water and groundwater contaminated by hydrocarbons and other refinery related materials. Facility dismantling and several interim remedial measures have been completed. In 2006, the ODEQ approved the remedial design for soil and waste remediation, which includes construction of an on-site disposal cell. A feasibility study of groundwater remedial measures is under review by the ODEQ. Duration of remedial activities currently cannot be estimated.

Additional groundwater characterization will occur upon completion of the soils and sediments removal. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs, if any, cannot be reasonably estimated at this time.

Cushing, Oklahoma

In 1972, Triple S closed a petroleum refinery it had operated near Cushing, Oklahoma. Prior to closing the refinery, Triple S also had produced uranium and thorium fuel and metal at the site pursuant to licenses issued by the AEC.

In 1990, Triple S entered into a consent agreement with the State of Oklahoma to investigate the site and take appropriate remedial actions related to petroleum refining and uranium and thorium residuals. Investigation and remediation of hydrocarbon contamination is being performed under the oversight of the ODEQ. Remediation activities to address known hydrocarbon contamination in soils is expected to take about four more years. The long-term scope, duration and cost of groundwater remediation are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future.

In 1993, Triple S received a decommissioning license from the NRC, the successor to the AEC’s licensing authority, to perform certain cleanup of uranium and thorium residuals. All known radiological contamination has been removed from the site and shipped to a licensed disposal facility, completing the license requirements.

At the company’s request, the NRC terminated the site license in 2006, thereby allowing the company to avoid costs that would otherwise be incurred in association with continued license maintenance.

Jacksonville, Florida

In 1970, Tronox LLC purchased a facility in Jacksonville, Florida, that manufactured and processed fertilizers, pesticides and herbicides. Tronox LLC closed the facility in 1978. In 1988, all structures were removed, and Tronox LLC began site characterization studies. In 2000, Tronox LLC entered into a consent order with the EPA to conduct a remedial investigation and a feasibility study. The remedial investigation was completed and submitted to the EPA in August 2005. A feasibility study was submitted to the EPA in October 2006. The study recommended site soil remediation and excavation, site capping and limited groundwater remediation. The EPA has requested additional sediment data be collected to support the site recommendation. A sediment analysis plan has been prepared and was

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

submitted in August 2007 to respond to the EPA’s request. The analysis work plan was approved by the EPA in January 2008.

Riley Pass, South Dakota

The site consists of a series of natural bluffs where the company conducted mining for uranium in the early to mid 1960s. The uranium was located in a lignite coal bed which was extracted after the overburden materials were removed. The bluff locations are mostly contained on properties owned by the federal government and managed by the U.S. Forest Service. In February 2007, the company entered into a Settlement Agreement and Consent Order with the Forest Service that requires the company to conduct an assessment of the site and to evaluate any required remedial actions needed to address contaminated soils or to prevent soil erosion. The company prepared a work plan to assess the site soils, conduct vegetation studies, evaluate archeological sites and to generate a preliminary pre-design report. This work plan and subsequent submittals have been approved by the Forest Service. Data collected as part of the approved work plans have identified areas where soils exceed a cleanup threshold that requires the material to be excavated and placed into engineered disposal cells. Based on the estimated volumes of impacted material and an estimated cost for the construction of two disposal cells the company added $1.5 million to the reserve during 2007. Final design plans for the cells and the procedures for excavating and transporting the material to the cells will be submitted to the Forest Service for approval in 2008. Additional plans and design details will continue to be evaluated in 2008 to identify any other work required at the site.

Other Sites

In addition to the sites described above, the company is responsible for environmental costs related to certain other sites. These sites relate primarily to wood treating, chemical production, landfills, mining, and oil and gas refining, distribution and marketing. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. One such site is a site in Hanover, Massachusetts, which has a reserve balance of $0.2 million at December 31, 2007. Evaluations are ongoing concerning the possible extent of any future remediation and the company’s share of costs, if any, cannot be reasonably estimated at this time. In addition, the company and the other PRPs assert that most, if not all, of the impacts to the site were a result of the activities done under DOD control which would reduce the company’s percentage of responsibility. Negotiations with the DOD are ongoing.

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

With respect to any site for which the company has established a reserve as of the effective date of the MSA, 50% of the remediation costs the company incurs in excess of the reserve amount (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. With respect to any site for which the company has not established a reserve as of the effective date of the MSA, 50% of the amount of the remediation costs the company incurs and pays (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. The company received reimbursements from Kerr-McGee of $1.5 million and $1.1 million in 2007 and 2006, respectively. In addition, at December 31, 2007, the company had a receivable of $17.9 million, primarily representing 50% of the settlement offer the company made related to the New Jersey wood-treatment site as described above that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

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

Litigation and Claims

Birmingham, Alabama

Until 1995, Triple S operated a petroleum terminal in Birmingham, Alabama. In late 2005, a local church, which is located on property adjacent to the site, demanded payment for damages of approximately $25 million in connection with a release of petroleum alleged to have occurred at the terminal and threatened litigation. In March 2006, the company filed a lawsuit in federal court seeking a declaration of the parties’ rights and injunctive relief. The defendant has moved to dismiss the company’s suit and has also filed a countersuit in the circuit court for Jefferson County, Alabama, against the company and third parties seeking property damages, injunctive relief and costs. In January 2007, the judge in the federal lawsuit issued an order abstaining from exercising jurisdiction over the matter, leaving the case before the Jefferson County circuit court. The company has filed an appeal of the federal court’s ruling with the U.S. Court of Appeals in the Eleventh Circuit. Pending the appeal, the company filed its answer in the Jefferson County Circuit Court and intends to vigorously defend the lawsuit. The company has not provided a reserve for the litigation because at this time it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The company currently believes that the ultimate resolution of the litigation is not likely to have a material adverse effect on the company.

Forest Products Litigation

The company is defending a number of lawsuits related to three former wood-treatment plants in Columbus, Mississippi; Avoca, Pennsylvania; and Texarkana, Texas. All of these lawsuits seek recoveries under a variety of common law and statutory legal theories for personal injuries and/or property damages allegedly caused by exposure to and/or release of chemicals used in the wood-treatment process, primarily creosote. The company currently believes that claims asserted in these lawsuits are without substantial merit and is vigorously defending them except where reasonable resolutions can be achieved.

At Columbus, Mississippi, the consolidated federal case, which had been set for the initial trial of two plaintiffs in November 2007, was stricken from the court’s docket so that the parties could pursue mediation. On October 3, 2007, the judge entered an order dismissing the consolidated litigation without prejudice, limiting future litigation to individual cases that are not settled through mediation. In December 2007, negotiations on the terms of a mediation agreement concluded with the execution of a mediation agreement. The first mediation hearing in this matter is expected to begin in the first half of 2008.

At Avoca, Pennsylvania, 35 state court lawsuits were filed in 2005 by over 4,000 plaintiffs. The plaintiffs have classified their claims into various alleged disease categories. In September 2005, the judge ordered that discovery and the first trial will focus on plaintiffs who allege pre-cancerous skin lesions. The first trial was scheduled for August 2007, but in May 2007 the parties agreed on arbitration as an alternative to this litigation. The judge approved arbitration and placed the lawsuits on an inactive docket. The first arbitration hearing, to address plaintiffs who claim pre-cancerous skin lesions, was conducted from October 1 – 10, 2007, with a single arbitrator to decide whether plaintiffs’ claims should be compensated. In November 2007, both sides submitted post-arbitration briefs, findings of fact, and conclusions of law for the arbitrator’s consideration. On January 4, 2008, counsel for the parties made closing arguments to the arbitrator, and the parties are awaiting a decision by the arbitrator.

At Texarkana, Texas, the five plaintiffs in the May v. Tronox case concluded settlement negotiations with the insurer for Tronox LLC in April 2007, with the case being dismissed in June 2007. Similarly, in Avance v. Tronox,

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

27 plaintiffs reached settlements with the insurer in July, and the case was dismissed on October 12, 2007. In Jeans v. Tronox, six plaintiffs and insurer reached an agreement in principle to settle in January 2008. When agreement is finalized, this case will be dismissed. It is expected that the settlement will be fully funded by the insurer.

Financial Reserves — As of December 31, 2007, the company had reserves of $8.9 million related to certain forest products litigation. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time. The company currently believes that the ultimate resolution of this forest products litigation is not likely to have a material adverse effect on the company. Based upon the mediation agreement noted above for Columbus, Mississippi, the company reduced its reserve balance by $2.0 million in 2007.

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

Financial Reserves — As of December 31, 2007, the company had reserves of $0.6 million related to Savannah plant emission litigation. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time.

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

Lease and Purchase Obligations

The company has various commitments under noncancelable operating lease agreements, principally for railcars, office space and production equipment. The aggregate minimum annual rentals under all operating leases at December 31, 2007, are shown in the table below. Total rental expense was $13.8 million in 2007, $11.7 million in 2006 and $9.1 million in 2005.

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

	Payments Due by Year
						After
Type of Obligation	2008	2009	2010	2011	2012	2012	Total
	(Millions of dollars)

Operating leases	$14.0	$13.5	$10.7	$9.9	$9.4	$30.7	$88.2
Purchase obligations —
Ore contracts(1)	182.3	116.9	55.2	29.9	17.2	17.2	418.7
Other purchase obligations	134.2	120.9	112.7	95.5	90.3	97.9	651.5

Total	$330.5	$251.3	$178.6	$135.3	$116.9	$145.8	$1,158.4

(1)	Approximately 33% of annual usage acquired from two suppliers under long-term supply contracts.

As discussed in Note 15, the company is obligated under the employee benefits agreement with Kerr-McGee to maintain the Material Features (as defined in the employee benefits agreement) of the U.S. postretirement plan without change for a period of three years following the Distribution date.

Letters of Credit and Other

At December 31, 2007, the company had outstanding letters of credit in the amount of approximately $67.8 million. These letters of credit have been granted by financial institutions to support our environmental clean-up costs and miscellaneous operational and severance requirements in international locations. As of February 29, 2008, outstanding letters of credit totaled $67.9 million (unaudited).

The company has entered into certain agreements that require it to indemnify third parties for losses related to environmental matters, litigation and other claims. No material obligations are presently known and, thus, no reserve has been recorded in connection with such indemnification agreements.

19.	Summarized Combined Financial Information of Affiliates

The company has investments in Basic Management, Inc. and Subsidiaries (a corporation in which the company has a 31% interest, whose combined financial statements include The Landwell Company, L.P., a limited partnership in which the company has a 29% direct interest). These companies are located near its facility in Henderson, Nevada, which are accounted for under the equity method. These investees provide services to the Henderson facility and also market and develop land in the area. The company recognized $1.5 million, $6.3 million and $2.0 million of equity in net earnings of equity method investees for the years ended December 31, 2007, 2006

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

and 2005, respectively (see Note 3). Summarized combined financial information of the significant investees is as follows:

	At December 31,
	2007	2006
	(Millions of dollars)

Current assets	$35.0	$37.7
Noncurrent assets	75.1	72.0
Current liabilities	6.9	9.8
Noncurrent liabilities	32.7	31.4

	For the Years Ended December 31,
	2007	2006	2005(1)
	(Millions of dollars)

Departmental revenues	$20.9	$39.3	$21.2
Departmental income	7.7	25.1	8.0
Income before income taxes	7.3	25.2	7.0
Net income	6.2	21.2	5.9

(1)	Unaudited

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

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

	2007	2006	2005
	(Millions of dollars)

Net Sales
Pigment	$1,320.6	$1,320.3	$1,278.2
Electrolytic and other chemical products	105.7	101.5	97.0

Total	$1,426.3	$1,421.8	$1,375.2

Operating Profit (Loss)
Pigment(1)	$12.2	$77.9	$101.5
Electrolytic and other chemical products(2)	(2.3)	25.3	(5.9)

	9.9	103.2	95.6
Corporate and nonoperating sites(3)	(24.6)	(18.6)	(7.7)

Total operating profit (loss)	(14.7)	84.6	87.9
Interest and debt expense	(50.1)	(50.4)	(4.5)
Other income (expense)(4)	2.7	13.9	(15.2)
Income tax benefit (provision)	(43.0)	(23.1)	(21.8)

Income (loss) from continuing operations	$(105.1)	$25.0	$46.4

Depreciation, Depletion and Amortization, Including Write-Downs of Property, Plant and Equipment
Pigment	$104.2	$95.5	$99.1
Electrolytic and other chemical products	8.1	7.5	9.9

	112.3	103.0	109.0

Discontinued operations	—	—	—

Total	$112.3	$103.0	$109.0

(1)	In 2007, includes $2.3 million of severance and special termination benefits associated with the company’s work force restructuring. In 2006, includes an arbitration award received from Kemira in the amount of $8.9 million, partially offset by legal costs of $2.7 million related to the matter; additionally, includes a credit of $7.1 million resulting from updating the company’s estimates of closure costs related to the former Mobile, Alabama, synthetic rutile facility and the former Savannah, Georgia, sulfate facility.

(2)	Includes nil, $(20.4) million, and $10.3 million and nil in 2007, 2006 and 2005, respectively, of environmental charges, net of reimbursements, related to ammonium perchlorate at the company’s Henderson facility.

(3)	Includes $0.7 million, $5.6 million and $2.2 million in 2007, 2006, and 2005, respectively, of environmental provisions related to various businesses in which the company’s affiliates are no longer engaged, but that have not met the criteria for reporting as discontinued operations. The 2007 amount also includes $7.0 million of severance and special termination benefits associated with the company’s work force restructuring. The 2006 amount includes additional administrative costs incurred as a stand-alone company and approximately $3.7 million (excluding interest of $1.3 million) representing Mississippi franchise tax and related interest. See further discussion in Note 4.

(4)	Includes equity in net earnings of equity method investees of $1.5 million, $6.3 million and $2.0 million in 2007, 2006 and 2005, respectively. The year 2005 includes interest expense allocated to us by Kerr-McGee based on specifically identified borrowings from Kerr-McGee at Kerr-McGee’s average borrowing rates.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

	2007	2006	2005
	(Millions of dollars)

Capital Expenditures
Pigment	$63.2	$74.6	$83.5
Electrolytic and other chemical products	7.7	4.8	4.1

	70.9	79.4	87.6

Other	—	0.1	—

Total	$70.9	$79.5	$87.6

Total Assets
Pigment	$1,448.8	$1,539.7	$1,514.2
Electrolytic and other chemical products	106.5	125.5	108.3

	1,555.3	1,665.2	1,622.5
Corporate and nonoperating sites	168.1	158.2	135.8

Total	$1,723.4	$1,823.4	$1,758.3

Net Sales (1)
U.S. operations	$755.1	$753.4	$757.7
International operations
Germany	251.5	247.0	224.9
The Netherlands	168.9	172.1	146.5
Australia	250.7	249.2	246.0
Other	0.1	0.1	0.1

Total	$1,426.3	$1,421.8	$1,375.2

Net Property, Plant and Equipment
U.S. operations	$415.8	$456.6	$475.8
International operations
Germany	121.8	114.5	92.4
The Netherlands	207.6	196.0	182.1
Australia	103.7	97.5	89.4

Total	$848.9	$864.6	$839.7

(1)	Based on country of production.

21.	Related Party Transactions

Tronox conducts transactions with Basic Management, Inc. and its subsidiaries in support of the company’s Henderson, Nevada facility. The company paid $0.7 million during both 2007 and 2006 for these services.

Tronox conducted transactions with Exxaro Australia Sands Pty Ltd (“Exxaro”), the company’s 50% partner in the Tiwest Joint Venture. The company purchased raw materials used in its production of TiO2 and also purchased Exxaro’s share of TiO2 produced by the Tiwest Joint Venture. The company also provided administrative services and product research and development activities which were reimbursed by Exxaro. The company made total net payments of $124.4 million and $112.0 million during 2007 and 2006, respectively, for these transactions and had a net payable to Exxaro totaling $37.5 million at December 31, 2007. Additionally, in July 2006, one of the company’s wholly owned subsidiaries completed the purchase of a 50% undivided interest in additional mining tenements and related mining assets that were owned by a subsidiary of Exxaro. The company acquired the mine tenements by entering into an eight-year note payable agreement. The company paid $3.1 million and $2.0 million during 2007 and 2006 to Exxaro for principal and interest on the note. The note balance at December 31, 2007, was $7.9 million.

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

The company’s Consolidated and Combined Statement of Operations includes allocations of costs for corporate functions historically provided to us by Kerr-McGee prior to the IPO (November 28, 2005), including general corporate expenses, employee benefits and incentives and interest expense. These allocations totaled $62.9 million during 2005. Subsequent to the IPO, general corporate services and employee benefits were provided to Tronox and Tronox provided general corporate services to Kerr-McGee. The net payments to Kerr-McGee totaled $26.2 million during 2006. The payments in 2006 also included reimbursement for payroll funding and processing performed by Kerr-McGee prior to Tronox establishing its own payroll processes. On March 30, 2006, Kerr-McGee distributed all of the company’s Class B common stock as dividends to its shareholders (the “Distribution”), resulting in Kerr-McGee having no ownership or voting interest in Tronox.

Pursuant to the Master Separation Agreement, as discussed in Note 17, Kerr-McGee will reimburse the company for a portion of the environmental remediation costs it incurs and pays (net of any cost reimbursements it recovers or expects to recover from insurers, governmental authorities or other parties). At December 31, the net receivable from Kerr-McGee for such reimbursements was $17.9 million.

22.	Quarterly Financial Information (Unaudited)

A summary of quarterly consolidated and combined results for 2007 and 2006 is presented below.

					Income (Loss) from
			Income		Continuing
			(Loss) from		Operations per
	Net	Gross	Continuing	Net Income	Common Share
	Sales	Margin	Operations	(Loss)	Basic	Diluted
	(Millions of dollars, except per share)

2007 Quarter Ended —
March 31	$339.1	$37.8	$(9.0)	$(9.4)	$(0.22)	$(0.22)
June 30	366.5	29.4	(20.0)	(21.2)	(0.49)	(0.49)
September 30	363.1	31.1	(18.7)	(19.1)	(0.46)	(0.46)
December 31	357.6	17.8	(57.4)	(56.7)	(1.41)	(1.41)

Total	$1,426.3	$116.1	$(105.1)	$(106.4)	$(2.58)	$(2.58)

2006 Quarter Ended —
March 31	$338.8	$62.8	$23.6	$20.6	$0.58	$0.58
June 30	375.9	33.2	(5.7)	(14.4)	(0.14)	(0.14)
September 30	378.6	44.0	(0.7)	(14.0)	(0.02)	(0.02)
December 31	328.5	35.5	7.8	7.6	0.19	0.19

Total	$1,421.8	$175.5	$25.0	$(0.2)	$0.62	$0.61

Significant Fourth Quarter 2007 Transactions

In the fourth quarter of 2007, the company recorded the following transactions that are material to fourth quarter results:

•	A valuation allowance of $29.9 million was established in relation to certain deferred tax assets relating to the U.S. consolidated group (federal and state). The $29.9 million valuation allowance was recorded primarily due to the three-year cumulative pretax book loss in the U.S. Of the $29.9 million valuation allowance, $20.1 million related to deferred tax assets recorded at December 31, 2006. The valuation allowance was established in accordance with SFAS No. 109 and does not affect the company’s ability to benefit from the deferred tax assets in future periods.

•	The company recorded a charge of $3.8 million reflected in cost of goods sold in the Consolidated and Combined Statement of Operations for the year ended December 31, 2007, to write off certain projects that were in development at the company’s Savannah, Georgia, pigment facility. Additionally, other assets at the

TRONOX INCORPORATED

Notes to Consolidated and Combined Financial Statements — (Continued)

plant with a total net book value of $1.1 million were not currently in use and were written off to cost of goods sold in 2007.

SCHEDULE II

TRONOX INCORPORATED
VALUATION ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged	Charged	Deductions	Balance at
	Beginning	to Profit	to Other	from	End
	of Year	and Loss	Accounts	Reserves	of Year
	(Millions of dollars)

Year Ended December 31, 2007
Deducted from asset accounts allowance for doubtful notes and accounts receivable	$22.7	$1.6	$(0.1)	$0.3	$23.9
Materials and supplies obsolescence	7.9	3.7	2.1	2.4	11.3

Total	$30.6	$5.3	$2.0	$2.7	$35.2

Year Ended December 31, 2006
Deducted from asset accounts allowance for doubtful notes and accounts receivable	$21.3	$1.7	$0.3	$0.6	$22.7
Materials and supplies obsolescence	10.0	1.0	(0.8)	2.3	7.9

Total	$31.3	$2.7	$(0.5)	$2.9	$30.6

Year Ended December 31, 2005
Deducted from asset accounts allowance for doubtful notes and accounts receivable	$19.7	$2.2	$(0.3)	$0.3	$21.3
Materials and supplies obsolescence	11.8	2.2	—	4.0	10.0

Total	$31.5	$4.4	$(0.3)	$4.3	$31.3

II-1