Form 10-Q
period 2008-03-31
TRONOX INC
filed 2008-05-07
CIK 1328910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2008, 18,741,623 shares of the company’s Class A common stock and 22,889,431 shares of the company’s Class B common stock were outstanding.

Tronox Incorporated

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRONOX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net sales	$349.1	$339.1
Cost of goods sold	323.6	301.9

Gross margin	25.5	37.2
Selling, general and administrative expenses	27.6	35.0
Gain on land sales	5.3	—
Provision for environmental remediation and restoration, net of reimbursements	—	0.2

	3.2	2.0
Interest and debt expense	(12.3)	(12.3)
Other income, net	6.1	1.7

Loss from continuing operations before income taxes	(3.0)	(8.6)
Income tax benefit (provision)	1.6	(0.4)

Loss from continuing operations	(1.4)	(9.0)
Income (loss) from discontinued operations, net of income tax benefit of nil and $0.2, respectively	1.2	(0.4)

Net loss	$(0.2)	$(9.4)

Income (loss) per common share:
Basic —
Continuing operations	$(0.03)	$(0.22)
Discontinued operations	0.03	(0.01)

Net income (loss)	$—	$(0.23)

Diluted —
Continuing operations	$(0.03)	$(0.22)
Discontinued operations	0.03	(0.01)

Net income (loss)	$—	$(0.23)

Dividends declared per common share	$—	$0.05

Weighted average shares outstanding:
Basic	40.9	40.6
Diluted	40.9	40.6

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$9.2	$21.0
Accounts receivable, net	272.2	290.5
Inventories, net	391.6	350.0
Prepaid and other assets	26.0	23.6
Income tax receivable	2.9	4.3
Deferred income taxes	2.7	3.7

Total current assets	704.6	693.1
Property, plant and equipment, net	853.7	848.9
Goodwill	13.7	12.7
Other long-term assets	174.5	168.7

Total assets	$1,746.5	$1,723.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$204.4	$234.9
Accrued liabilities	188.0	197.7
Long-term debt due within one year	1.3	9.2
Income taxes payable	3.7	6.4

Total current liabilities	397.4	448.2

Long-term liabilities:
Deferred income taxes	58.0	57.2
Environmental remediation and/or restoration	99.6	93.9
Long-term debt	516.3	475.6
Other	223.3	218.9

Total noncurrent liabilities	897.2	845.6

Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity
Class A common stock, par value $0.01 — 100,000,000 shares authorized, 19,036,117 and 18,746,329 shares, respectively, issued and outstanding	0.2	0.2
Class B common stock, par value $0.01 — 100,000,000 shares authorized, 22,889,431 shares issued and outstanding	0.2	0.2
Capital in excess of par value	492.3	490.8
Accumulated deficit	(137.0)	(136.8)
Accumulated other comprehensive income	100.1	78.2
Treasury stock, at cost — 292,198 shares and 210,638 shares, respectively	(3.9)	(3.0)

Total stockholders’ equity	451.9	429.6

Total liabilities and stockholders’ equity	$1,746.5	$1,723.4

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities
Net loss	$(0.2)	$(9.4)
Adjustments to reconcile net cash flows from operating activities —
Depreciation and amortization	28.5	27.9
Deferred income taxes	(0.2)	(3.8)
Gain on sale of assets	(5.4)	—
Provision for environmental remediation and restoration, net of reimbursements	(2.2)	1.7
Other noncash items affecting net loss	2.8	8.6
Changes in assets and liabilities	(50.5)	(39.9)

Net cash flows from operating activities	(27.2)	(14.9)

Cash flows from investing activities
Capital expenditures	(8.3)	(14.3)
Proceeds from sale of assets	5.5	—

Net cash flows from investing activities	(2.8)	(14.3)

Cash flows from financing activities
Stock option exercises	—	1.2
Proceeds from issuance of debt	43.0	—
Repayment of debt	(10.3)	(0.5)
Debt issuance costs	(2.1)	(0.3)
Dividends paid	(2.1)	(2.1)

Net cash flows from financing activities	28.5	(1.7)

Effects of exchange rate changes on cash and cash equivalents	(10.3)	(1.2)

Net change in cash and cash equivalents	(11.8)	(32.1)
Cash and cash equivalents at beginning of period	21.0	76.6

Cash and cash equivalents at end of period	$9.2	$44.5

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

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

2.	Basis of Presentation and Accounting Policies

These statements should be read in conjunction with the audited consolidated and combined financial statements and the related notes which are included in the company’s annual report on form 10-K for the year ended December 31, 2007. The interim condensed consolidated financial information furnished herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. Railcar expenses previously accounted for as selling, general and administrative expenses have been reclassified as cost of goods sold. The increase in cost of goods sold and corresponding decrease in selling, general and administrative expenses for the three-month period ending March 31, 2007, was $0.6 million. The reclassification had no impact on income from continuing operations or net income.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“SFAS No. 109”). The company adopted FIN No. 48 as of January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance required application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption (2007), with no charge to current earnings for prior periods. As a result of the adoption of FIN No. 48, the company recognized a $9.3 million charge to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax positions at January 1, 2007,

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $46.5 million. Adoption of FIN 48 did not have a material impact on the company’s loss from continuing operations or net loss for the three months ended March 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-2 “Effective Date of FASB Statement No. 157” which amends SFAS No. 157 to defer its effective date to fiscal years beginning after November 15, 2008, and for interim periods within such years. The delayed effective date applies to all assets and liabilities except financial assets or financial liabilities (as defined). The company has adopted the provisions of SFAS No. 157 for its financial assets and liabilities effective January 2008 with no material impact on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 159”). The company did not elect to adopt the provisions of this statement.

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

3.	Statement of Operations Data

The components of other income, net, consist of:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Net foreign currency transaction gain (loss)	$7.0	$(0.3)
Equity (loss) in net earnings of equity method investees	(0.3)	0.7
Loss on sale of accounts receivable (1)	(0.8)	—
Interest income	0.2	0.8
Other income (expense)	—	0.5

Total	$6.1	$1.7

(1)	Includes interest income accreted on collections of securitized receivables. See discussion of accounts receivable securitization program in Note 4.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated. For the three months ended March 31, 2008, all potentially issuable shares were antidilutive.

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Loss from			Loss from
	Continuing		Per-Share	Continuing		Per-Share
	Operations	Shares	Loss	Operations	Shares	Loss
(In millions, except per share amounts)

Basic earnings per share	$(1.4)	40.9	$(0.03)	$(9.0)	40.6	$(0.22)
Effect of dilutive securities:
Restricted stock and stock options	—	—	—	—	—	—

Diluted earnings per share	$(1.4)	40.9	$(0.03)	$(9.0)	40.6	$(0.22)

Approximately 1,609,000 stock options outstanding with an average exercise price of $12.03 at March 31, 2008, were “out of the money,” thus, antidilutive. Since the company incurred a loss from continuing operations for the three months ended March 31, 2008, no dilution of the loss per share would result from an additional 2.3 million potentially dilutive stock options and restrictive shares outstanding at March 31, 2008. Approximately 457,000 stock options outstanding with an average exercise price of $15.19 at March 31, 2007, were “out of the money,” thus, antidilutive. Since the company incurred a loss from continuing operations for the three months ended March 31, 2007, no dilution of the loss per share would result from an additional 1.9 million potentially dilutive stock options and restrictive shares outstanding at March 31, 2007.

4.	Balance Sheet Data

Accounts receivable, net of allowance for doubtful accounts, consist of the following:

	March 31,	December 31,
	2008	2007
	(In millions)

Accounts receivable — trade (1)	$232.4	$238.7
Receivable from Kerr-McGee	17.6	17.9
Receivable from the U.S. Department of Energy	11.0	11.0
Receivable from insurers	5.9	7.3
Other	19.7	29.5

Accounts receivable, gross	286.6	304.4
Allowance for doubtful accounts	(14.4)	(13.9)

Accounts receivable, net	$272.2	$290.5

(1)	Includes $39.3 million and $39.5 million in subordinated retained interest at March 31, 2008 and December 31, 2007, respectively, related to the accounts receivable securitization program discussed below.

The company executed an accounts receivable securitization program (“the Program”) in September 2007 with an initial term of one year. Financing under the program can be extended for an additional two years with the consent of both parties in the form of a securitization or a secured borrowing as determined by the sponsoring institution, ABN AMRO Bank N.V. (“ABN”). Under the Program, all receivables owned by the company’s U.S. subsidiaries (“transferor subsidiaries”) are sold on a recurring basis by the company to Tronox Funding LLC (“Funding”), a wholly owned special purpose subsidiary of the company. Funding, in turn, sells to either Amsterdam Funding Corporation (“AFC”), an asset-backed multi-seller commercial paper conduit sponsored by ABN AMRO Bank N.V. (“ABN”), or to ABN directly (both AFC and ABN collectively referred to as

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Amsterdam”) an undivided percentage ownership interest in the pool of receivables Funding acquires from the transferor subsidiaries. At March 31, 2008, the balance in receivables sold by the transferor subsidiaries to Funding totaled $97.2 million, of which $57.2 million was sold to Amsterdam in the form of the purchased participation interest, resulting in a subordinated retained interest held by Funding with a fair value of $39.3 million.

For the three-month period ended March 31, 2008, the company incurred losses in connection with the sale of receivables under the Program of $1.7 million along with interest income accreted on the collections of receivables of $0.9 million. The net of both items was $0.8 million representing the net expense associated with the company’s securitization program for the period which is included in other income (expense) in the Consolidated Statement of Operations. There were no corresponding charges in the prior year as the program had not been implemented during that period.

Inventories, net of allowance for obsolete inventories and supplies, consist of the following:

	March 31,	December 31,
	2008	2007
	(In millions)

Raw materials	$74.7	$69.6
Work-in-progress	15.5	12.8
Finished goods (1)	228.7	200.6
Materials and supplies	84.4	78.3

Inventories, gross	403.3	361.3
Allowance for obsolete materials and supplies	(11.7)	(11.3)

Inventories, net	$391.6	$350.0

(1)	Includes $23.3 million and $20.8 million in inventory on consignment to others at March 31, 2008, and December 31, 2007, respectively.

Property, plant and equipment, net, consists of the following:

	March 31,	December 31,
	2008	2007
	(In millions)

Land	$83.7	$83.8
Buildings	171.5	167.3
Machinery and equipment	1,851.9	1,798.6
Construction-in-progress	34.4	38.3
Other	91.1	88.0

Property, plant and equipment, gross	2,232.6	2,176.0
Less accumulated depreciation	(1,378.9)	(1,327.1)

Property, plant and equipment, net	$853.7	$848.9

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other long-term assets consist of the following:

	March 31,	December 31,
	2008	2007
	(In millions)

Receivable from the U.S. Department of Energy	$18.2	$16.1
Investments in equity method investees	21.1	21.3
Receivables from insurers	14.8	15.3
Debt issuance costs, net	10.2	8.4
Prepaid pension cost	47.2	46.5
Intangible asset — proprietary technology (1)	57.3	55.2
Other	5.7	5.9

Total other long-term assets	$174.5	$168.7

(1)	Associated with the company’s reportable pigment segment.

Accrued liabilities consist of the following:

	March 31,	December 31,
	2008	2007
	(In millions)

Employee-related costs and benefits	$47.5	$37.6
Reserves for environmental remediation and restoration — current portion	82.2	94.9
Sales rebates	16.3	23.3
Other	42.0	41.9

Total accrued liabilities	$188.0	$197.7

Other long-term liabilities consist of the following:

	March 31,	December 31,
	2008	2007
	(In millions)

Reserve for uncertain tax positions	$75.3	$69.7
Pension and postretirement obligations	79.9	77.6
Asset retirement obligations (1)	34.0	32.9
Reserve for workers’ compensation and general liability claims	15.8	16.6
Other (1)	18.3	22.1

Total other long-term liabilities	$223.3	$218.9

(1)	Includes reclassification of the company’s long term obligation to rehabilitate the mine used in its Australian operations from “Other” to “Asset retirement obligations.”

Fair value measurement

As stated in Note 2. Basis of Presentation and Accounting Policies, the company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities effective January 2008. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In measuring fair value on a recurring basis, the company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Financial assets and liabilities carried at fair value as of March 31, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3
	(In millions)

Foreign currency derivatives	$—	$0.5	$—
Natural gas forward contracts	—	3.0	—
Subordinated retained interest in accounts receivable (1)	—	—	$39.3

Total assets at fair value	$—	$3.5	$39.3

Foreign currency derivatives	$—	$0.5	$—
Natural gas forward contracts	—	—	—
Interest rate swap derivatives	—	1.8	—

Total liabilities at fair value	$—	$2.3	$—

(1)	Level 3 inputs were used to calculate an unrealized fair value loss of $0.7 million subsequently subtracted from the face value of receivables to obtain the fair value of the subordinated retained interest related to the company’s account receivable securitization program.

The fair value estimate of the subordinated retained interest includes a present value discount that incorporates commercial paper borrowing rates and a risk premium based on the subordinated position of the retained interest. Servicing costs and anticipated credit losses based on the performance history of transferred receivables are also incorporated into the fair value calculation. Collectively, the present value discount, anticipated servicing cost and anticipated credit loss comprise an unrealized loss on the retained interest that is subtracted from the face value to arrive at its fair value. Other than commercial paper rates, most of the fair value losses above are calculated from unobservable inputs which conform to a Level 3 measurement.

5.	Summarized Combined Financial Information of Affiliates

The company has investments in Basic Management, Inc. and Subsidiaries (a corporation in which the company has a 31% interest, whose combined financial statements include The LandWell Company, L.P., a limited partnership in which the company has a 29% direct interest). The company recognized a loss of $0.3 million and a

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gain of $0.7 million in net earnings of equity method investees for the three months ended March 31, 2008 and 2007, respectively. Summarized unaudited income statement information of the significant investees is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Departmental revenues	$1.7	$7.9
Departmental income	(1.2)	4.2
Income (loss) before taxes	(1.2)	4.2
Net income (loss)	(0.9)	3.7

6.	Long-Term Debt

Long-term debt at March 31, 2008, and December 31, 2007, consisted of the following:

	March 31,	December 31,
	2008	2007
	(In millions)

9.5% Senior Unsecured Notes due December 2012	$350.0	$350.0
Variable-rate term loan due in installments through November 2011	124.6	126.9
Revolving credit facility available through November 2010	43.0	—
Variable-rate note payable due in installments through July 2014	—	7.9

Total debt	517.6	484.8
Less: Current portion of long-term debt	(1.3)	(9.2)

Total long-term debt	$516.3	$475.6

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

The terms of the credit agreement provide for customary representations and warranties, affirmative and negative covenants, and events of default. In February 2008, the company requested and obtained approval for an amendment to the 2008 and 2009 financial covenants. The table below presents the approved requirements by quarter. The limitations on capital expenditures have not been modified and are $130 million in 2008 and $100 million in 2009 and thereafter. We incurred an amendment fee of approximately $2.5 million for the February 2008 amendment which the company will amortize over the remaining life of the debt. The margin applicable to LIBOR borrowings is now 300 basis points.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Total Leverage Ratio and the Interest Coverage Ratio as specified by the financial covenants under the company’s credit agreement.

	Consolidated	Consolidated
	Total	Interest
	Leverage Ratio	Coverage Ratio

Fiscal Quarter Ended
March 31, 2008	4.45:1	1.00:1
June 30, 2008	4.90:1	1.00:1
September 30, 2008	4.90:1	0.80:1
December 31, 2008	4.90:1	0.80:1
March 31, 2009	4.50:1	1.25:1
June 30, 2009	4.35:1	1.25:1
September 30, 2009	3.90:1	1.75:1
December 31, 2009	3.50:1	1.75:1

The company was in compliance with its financial covenants at March 31, 2008. The achievement of the company’s forecasted results is critical to remaining in compliance with the financial covenants. Future compliance with the covenants may be adversely affected by various economic, financial and industry factors. In the event of any future noncompliance with any covenants, we would seek to negotiate amendments to the applicable covenants or to obtain waivers from our lenders. If we were unable to obtain amendments or waivers, noncompliance with the covenants would constitute an event of default under the credit agreement, allowing the lenders to accelerate repayment of any outstanding borrowings and/or to terminate their commitments to the credit facility.

In January 2008, the company elected to redeem its Australian dollar denominated variable-rate note payable by paying the outstanding principal balance and applicable interest. During the first quarter of 2008, the company obtained borrowings from its revolving credit facility resulting in a balance of $43.0 million on March 31, 2008. The company intends and has the ability to refinance this balance for a duration in excess of one year and thus has reflected the outstanding balance in long-term debt in the Condensed Consolidating Balance Sheets.

7.	Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes, consists of the following:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Net loss	$(0.2)	$(9.4)
After tax changes in:
Foreign currency translation adjustments	20.7	3.3
Cash flow hedge activity:
Unrealized gain, net of taxes of nil and $(0.6)	2.8	1.0
Reclassification adjustments, net of taxes of nil and $(0.4)	(0.3)	0.8
Benefit plan activity:
Amortization of net actuarial loss, net of taxes of nil and $(0.4)	0.6	0.9
Amortization of net prior service cost, net of taxes of nil and $(0.2)	(1.9)	0.2

Total comprehensive income (loss)	$21.7	$(3.2)

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

The reconciliation of the federal statutory rate to the effective income tax rate applicable to loss from continuing operations is as follows:

	Three Months Ended
	March 31,
	2008	2007

U.S. statutory tax rate	35.0%	35.0%
Increases (decreases) resulting from —
Taxation of foreign operations	20.8	(23.5)
State income taxes	(1.1)	1.6
FIN 48 adjustment	(22.8)	(5.7)
Valuation allowances	(34.3)	(14.1)
Tax and interest on agreed audit adjustments	(6.6)	(0.7)
Prior year accrual adjustments	68.9	—
Other — net	(6.6)	2.8

Effective income tax rate	53.3%	(4.6)%

The company recorded changes to the valuation allowances of certain U.S. and foreign deferred tax assets during the quarter ended March 31, 2008.

The company adopted the provisions of FIN 48 as of January 1, 2007. The gross amount of unrecognized tax positions at March 31, 2008, was $57.9 million, compared to $54.6 million at December 31, 2007. The change during the quarter was primarily related to interest accruals and foreign currency translation. Excluded from the balances are valuation allowances and indirect tax benefits which net to $2.8 million and $2.6 million at March 31, 2008, and December 31, 2007, respectively. At March 31, 2008, the net benefit associated with approximately $59.1 million of the reserve for unrecognized tax benefits, if recognized, would affect the effective income tax rate. The equivalent amount at December 31, 2007, is $55.6 million.

As a result of ongoing negotiations with the German tax authorities, it is reasonably possible that the company’s gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $10.9 million.

The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2008, the company recognized approximately $1.6 million in gross interest and penalties in the Condensed Consolidated Statement of Operations. As of December 31, 2007, the company had approximately $12.6 million accrued for the gross payment of interest and penalties. The equivalent amount at March 31, 2008, was $14.7 million, including the effects of foreign currency translation.

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

A German audit is being conducted for the years 1998 through 2001. A Dutch audit is being conducted for the years 2001 through 2005. Only the year 2002 has closed with respect to Australia, and no periods have closed with respect to Germany, Switzerland or for the Netherlands (periods subsequent to the acquisition in 2000). The

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company believes that it has made adequate provision for income taxes that may be payable with respect to years open for examination; however, the ultimate outcome is not presently known and, accordingly, additional provisions may be necessary and/or reclassifications of noncurrent tax liabilities to current may occur in the future.

Tax Sharing Agreement and Tax Allocations — The company entered into a tax sharing agreement with Kerr-McGee that governs Kerr-McGee’s and the company’s respective rights, responsibilities and obligations subsequent to the IPO with respect to taxes for tax periods ending in 2005 and prior. Generally, taxes incurred or accrued prior to the IPO that are attributable to the business of one party will be borne solely by that party. Payables or receivables may result under the tax sharing agreement as the IRS completes its examination of the Kerr-McGee Corporation and Subsidiaries’ U.S. federal income tax returns for tax periods ending in 2005 and prior.

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

9.	Discontinued Operations

The following table presents pretax income (loss) from discontinued operations by type of cost and total after-tax income (loss) from discontinued operations for the three-month periods ended March 31, 2008 and 2007.

		Litigation
	Environmental	Provisions, Legal
	Provisions (1)	and Other Costs (1)	Total
	(In millions)

Three months ended March 31, 2008:
Total pretax income	$2.2	$(1.0)	$1.2
Tax provision (2)			—

Total after tax income			$1.2

Three months ended March 31, 2007:
Total pretax loss	$(1.5)	$0.9	$(0.6)
Tax benefit			0.2

Total after tax loss			$(0.4)

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Litigation and environmental provisions along with legal and other costs are attributed to discontinued operations on a specific identification basis. Environmental provisions are net of reimbursements. Other costs are primarily comprised of insurance and ad valorem taxes.

(2)	The tax provision on 2008 income from discontinued operations was offset by an adjustment to a previously established valuation allowance. As a result, no income tax provision has been recognized on 2008 income from discontinued operations.

10.	Retirement Plans

The components of net periodic pension and postretirement cost and total retirement expense for the three-month periods ended March 31, 2008 and 2007 were:

	Retirement Plans		Postretirement Plans
	Three Months Ended March 31,
	2008	2007	2008	2007
	(In millions)

Service cost	$2.2	$2.9	$0.2	$0.4
Interest cost	7.5	7.0	0.8	2.1
Expected return on plan assets	(9.2)	(9.8)	—	—
Net amortization —
Prior service cost (credit)	0.7	0.7	(2.6)	(0.3)
Net actuarial loss	0.5	0.9	0.1	0.4

Total retirement expense	$1.7	$1.7	$(1.5)	$2.6

The company is obligated under the MSA to maintain the Material Features (as defined in the employee benefits agreement of the MSA) of the U.S. postretirement plan without change for a period of three years following the Distribution date. During the third quarter of 2007, the company announced that effective April 1, 2009, certain features will change, including the cost-sharing provisions between the company and plan participants, life insurance benefits and certain retirement eligibility criteria. This announcement resulted in a plan remeasurement, which was performed by the company’s actuary in August 2007. A new discount rate of 6.25% was selected by management for this remeasurement due to changes in certain economic indicators since the previous measurement as of December 31, 2006. The remeasurement reduced the company’s postretirement benefit obligation by $93.1 million, impacted the unrecognized prior service cost component of other comprehensive income by $47.7 million, net of taxes, and impacted the unrecognized actuarial loss component of other comprehensive income by $10.3 million, net of taxes.

Effective January 1, 2008, the company’s U.S. pension plan was amended to reflect certain changes, including prospective changes to retirement eligibility criteria, early retirement factors and the final average pay calculation. These changes are reflected in the company’s financial statements as a reduction in the service cost component of net periodic cost for 2008 and future periods. The company estimates that the changes will result in lower expense of approximately $1.9 million for 2008.

11.	Employee Stock-Based Compensation

The company’s Long Term Incentive Plan (“LTIP”) authorizes the issuance of certain stock-based awards including fixed-price stock options, restricted stock awards and performance awards, among others. In January 2008, the compensation committee of the Board of Directors authorized the issuance of approximately 260,000 stock options, 273,000 restricted stock-based awards and 4,174,000 performance units. Performance units are awards that management intends to settle in cash at the end of a three-year performance cycle (as defined in the

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LTIP). The contractual life and vesting period for performance units directly relate to the performance cycle and are generally three years. Performance units are liability awards (as defined by applicable accounting guidance) and are based on achievement of specified shareholder return targets, including a comparison to the returns of peer group companies for the same performance period. Liability awards are required to be remeasured on a quarterly basis until the settlement date at the end of the vesting period. Employees terminating their employment due to retirement, death or disability, retain the right to receive a pro-rata payout under the performance units awards.

The company estimates valuation assumptions for stock option and performance unit awards. For stock options the company uses the Black-Scholes option-pricing model and significant inputs and assumptions are summarized in the table below.

January 2008
Assumptions

Grant-date share price	$7.48
Exercise price	$7.48
Risk-free interest rate	3.47%
Expected dividend yield	2.67%
Expected volatility	36%
Expected life (years)	6.2
Per-unit fair value of options granted	$2.31

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

For the three months ended March 31, 2008, compensation expense related to all stock-based awards, including those granted in the first quarter, totaled $1.1 million. For the three months ended March 31, 2007, compensation expense related to all stock-based awards totaled $3.1 million.

12.	Contingencies

The following table summarizes the contingency reserve balances, provisions, payments and settlements for the three months ended March 31, 2008, as well as balances, accruals and receipts of reimbursements of environmental costs from other parties.

		Reserves for
	Reserves for	Environmental	Reimbursements
	Litigation	Remediation	Receivable (1)
	(In millions)

Balance at December 31, 2007	$9.6	$188.8	$67.6
Provisions/Accruals	—	—	2.2
Payments/Settlements	—	(7.0)	(2.3)

Balance at March 31, 2008	$9.6	$181.8	$67.5

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Reimbursements for environmental remediation and restoration include $2.2 million related to the company’s former thorium compounds manufacturing, uranium and nuclear and refining operations, which are reflected in the Condensed Consolidated Statements of Operations as a component of loss from discontinued operations (net of taxes).

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents environmental reserve provisions during the three-month period ending March 31, 2008 and reserve balances as of that date, for major sites, followed by discussion of those major sites. Although actual costs may differ from current estimates reflected in the reserve balances, the amount of any further revisions in remediation costs cannot be reasonably estimated at this time.

		Reserve	Reimbursement
		Balance at	Receivable at
	Provisions/	March 31,	March 31,
Location of Site	Accruals	2008	2008
	(Millions of dollars)

Henderson, Nevada	$—	$22.9	$20.8
West Chicago, Illinois	—	51.4	29.2
Ambrosia Lake, New Mexico	—	8.0	—
Crescent, Oklahoma	—	9.4	—
Manville, New Jersey	—	35.0	17.5
Sauget, Illinois	—	5.7	—
Cleveland, Oklahoma	—	3.4	—
Cushing, Oklahoma	—	9.4	—
Jacksonville, Florida	—	5.0	—
Riley Pass, South Dakota	—	1.8	—
Other sites	—	29.8	—

Total of all sites with reserves	$—	$181.8	$67.5

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

site characterization and remediation, the costs of which, if any, are not currently included in the financial reserves discussed below.

In 1999, Tronox LLC initiated the interim measures required by the consent orders. A long-term remediation system is operating in compliance with the consent orders. Initially, the remediation system was projected to operate through 2007. However, studies of the decline of perchlorate levels in the groundwater indicate that Tronox LLC may need to operate the system through 2011. The scope, duration and cost of groundwater remediation likely will be driven in the long term by drinking water standards regarding perchlorate, which to date have not been formally established by applicable state or federal regulatory authorities. The EPA and other federal and state agencies continue to evaluate the health and environmental risks associated with perchlorate as part of the process for ultimately setting drinking water standards. Two state agencies, the Massachusetts Department of Environmental Protection and the California Environmental Protection Agency have established maximum contaminant levels (MCLs) for perchlorate of 2 parts per billion and 6 parts per billion, respectively. Also, the EPA has established a reference dose for perchlorate, which is a preliminary step to setting drinking water standards. The establishment of applicable drinking water standards could materially affect the scope, duration and cost of the long-term groundwater remediation that Tronox LLC is required to perform. The long-term scope, duration and cost of groundwater remediation and impoundment closure are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future. However, the amount of additional costs, if any, cannot be reasonably estimated at this time.

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

At March 31, 2008, the company had received $18.3 million of cost reimbursement under the insurance policy, and expects that an estimated aggregate cleanup cost of $83.1 million less the $62.3 million self-insured retention to be covered by the policy (for a net amount of $20.8 million in potential reimbursement). The company believes that additional reimbursement of approximately $20.8 million is probable, and, accordingly, has recorded a receivable in the financial statements for that amount.

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Government Reimbursement — Pursuant to Title X, the U.S. Department of Energy (the “DOE”) is obligated to reimburse the company for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility’s production was dedicated to U.S. government contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government’s full share of West Chicago cleanup costs. Through March 31, 2008, the company had been reimbursed approximately $304.2 million under Title X.

Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged the company’s clean-up expenditures. As of March 31, 2008, the government’s share of costs incurred by the company but not yet reimbursed by the DOE totaled approximately $29.2 million, which includes $2.1 million accrued in the first quarter of 2008. The company received $11.3 million from the government in April 2008 and believes that receipt of the remaining $17.9 in due course is probable and has reflected that amount as a receivable in the financial statements. The company will recognize recovery of the government’s share of future remediation costs for the West Chicago sites as it incurs the cash expenditures.

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Jersey Wood-Treatment Site

Tronox LLC was named in 1999 as a potential responsible party (“PRP”) under CERCLA at a former wood-treatment site in New Jersey at which the EPA is conducting a cleanup. On April 15, 2005, Tronox LLC received a letter from the EPA asserting it is liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by the EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest. The EPA informed Tronox LLC that as of December 5, 2006,

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

project costs are approximately $244 million, and that it would consider resolving the matter for $239 million. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor in the 1960s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed any liabilities for the site. In addition, although it appears there may be other PRPs to whom notice has been given, the company does not know whether the other PRPs have any valid defenses to liability for the site or whether the other PRPs have the financial resources necessary to meet their obligations, if proven. Tronox LLC, Tronox Worldwide LLC, Tronox Incorporated, Kerr-McGee Worldwide Corporation and the EPA entered into an agreement to toll the statute of limitations (“tolling agreement”) on March 28, 2006, and Tronox LLC and the EPA have submitted the matter to nonbinding mediation that could lead to a settlement or resolution of the EPA’s demand.

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

As a follow-up to a July 2007 mediation session, another meeting was held on November 28, 2007, with the mediator, the EPA, the DOJ, the New Jersey Attorney General’s office and the NJ DEP to discuss the remedy utilized by the government to clean up the site. Following this meeting, the DOJ and the EPA discussed the next steps with the mediator and it was agreed that the EPA and DOJ would continue to focus on their evaluation of other PRPs and would submit a response (either in writing or in another meeting) to the issues we raised in the November mediation session. On January 16, 2008, the EPA issued a second 104(e) request to Tronox seeking information and documents related to Kerr-McGee’s restructuring of its chemical, legacy and oil and gas entities in 2001 and 2002, Kerr-McGee attempted sale and eventual spin-off of its legacy and chemical business, and the Master Separation Agreement between the two companies. The EPA issued an identical request for information to Anadarko Petroleum Corporation for Kerr-McGee. The company is responding to the EPA’s request for information.

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

MSA Reimbursement — As of March 31, 2008, the company had a receivable of $17.5 million representing 50% of the settlement amount that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable. The receivable has been reflected in accounts receivable in the accompanying Consolidated Balance Sheets.

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cleveland, Oklahoma

Triple S Refining Corporation (“Triple S”), formerly known as Kerr-McGee Refining Corporation, owned and operated a petroleum refinery near Cleveland, Oklahoma, until the facility was closed in 1972. In 1992, Triple S entered into a Consent Order with the Oklahoma Department of Health (later, the ODEQ), which addresses the remediation of air, soil, surface water and groundwater contaminated by hydrocarbons and other refinery related materials. Facility dismantling and several interim remedial measures have been completed. In 2006, the ODEQ approved the remedial design for soil and waste remediation, which includes construction of an on-site disposal cell. Triple S is currently conducting a reevaluation of the expected soil volumes that will require placement in the previously approved disposal cell. This reevaluation is required due to additional findings of asbestos impacted material. This evaluation and other associated project requirements may increase costs but cannot be estimated at this time. A feasibility study of groundwater remedial measures is under review by the ODEQ. Duration of remedial activities currently cannot be estimated.

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

Jacksonville, Florida

In 1970, Tronox LLC purchased a facility in Jacksonville, Florida, that manufactured and processed fertilizers, pesticides and herbicides. Tronox LLC closed the facility in 1978. In 1988, all structures were removed, and Tronox LLC began site characterization studies. In 2000, Tronox LLC entered into a consent order with the EPA to conduct a remedial investigation and a feasibility study. The remedial investigation was completed and submitted to the EPA in August 2005. A feasibility study was submitted to the EPA in October 2006. The study recommended site soil remediation and excavation, site capping and limited groundwater remediation. The EPA has requested additional sediment data be collected to support the site recommendation. A sediment analysis plan has been prepared and was submitted in August 2007 to respond to the EPA’s request. The analysis work plan was approved by the EPA in January 2008. Samples required by the plan have been collected and information resulting from the study is currently under review. Negotiations with the agency are ongoing.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Sites

In addition to the sites described above, the company is responsible for environmental costs related to certain other sites. These sites relate primarily to wood treating, chemical production, landfills, mining, and oil and gas refining, distribution and marketing. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. One such site is a site in Hanover, Massachusetts, which has a reserve balance of $0.2 million at March 31, 2008. Evaluations are ongoing concerning the possible extent of any future remediation and the company’s share of costs, if any, cannot be reasonably estimated at this time. In addition, the company and the other PRPs assert that most, if not all, of the impacts to the site were a result of the activities done under Department of Defense (“DOD”) control which would reduce the company’s percentage of responsibility. Negotiations with the DOD are ongoing.

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

With respect to any site for which the company has established a reserve as of the effective date of the MSA, 50% of the remediation costs the company incurs in excess of the reserve amount (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. With respect to any site for which the company has not established a reserve as of the effective date of the MSA, 50% of the amount of the remediation costs the company incurs and pays (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. At March 31, 2008, the company had a receivable of $17.6 million, primarily representing 50% of the settlement offer the company made related to the New Jersey wood-treatment site as described above that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable.

Kerr-McGee’s aggregate reimbursement obligation to the company cannot exceed $100 million and is subject to various other limitations and restrictions. For example, Kerr-McGee is not obligated to reimburse the company for amounts it pays to third parties in connection with tort claims or personal injury lawsuits, or for administrative fines or civil penalties that the company is required to pay. Kerr-McGee’s reimbursement obligation also is limited

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to costs that the company actually incurs and pays within seven years following the completion of the IPO. As of March 31, 2008, Kerr-McGee has reimbursed the company $3.0 million under this arrangement.

Litigation and Claims

Birmingham, Alabama

Until 1995, Triple S operated a petroleum terminal in Birmingham, Alabama. In late 2005, a local church, which is located on property adjacent to the site, demanded payment for damages of approximately $25 million in connection with a release of petroleum alleged to have occurred at the terminal and threatened litigation. In March 2006, the company filed a lawsuit in federal court seeking a declaration of the parties’ rights and injunctive relief. The defendant has moved to dismiss the company’s suit and has also filed a countersuit in the circuit court for Jefferson County, Alabama, against the company and third parties seeking property damages, injunctive relief and costs. In January 2007, the judge in the federal lawsuit issued an order abstaining from exercising jurisdiction over the matter, and Triple S’s appeal was denied. The case will remain in state court. Discovery is ongoing. The company has not provided a reserve for the litigation because at this time it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The company currently believes that the ultimate resolution of the litigation is not likely to have a material adverse effect on the company.

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

At Columbus, Mississippi, the consolidated federal case, which had been set for the initial trial of two plaintiffs in November 2007, was stricken from the court’s docket so that the parties could pursue mediation. On October 3, 2007, the judge entered an order dismissing the consolidated litigation without prejudice, limiting future litigation to individual cases that are not settled through mediation. In December 2007, negotiations on the terms of a mediation agreement concluded with the execution of a mediation agreement. The first mediation hearing in this matter is expected to begin in the first half of 2008. Also, the venue of the Maranatha Faith Center property damage lawsuit was transferred in February 2008 from Columbus to Starkville, Mississippi, and trial is set for October 27, 2008.

At Avoca, Pennsylvania, 35 state court lawsuits were filed in 2005 by over 4,000 plaintiffs. The plaintiffs have classified their claims into various alleged disease categories. In September 2005, the judge ordered that discovery and the first trial will focus on plaintiffs who allege pre-cancerous skin lesions. The first trial was scheduled for August 2007, but in May 2007 the parties agreed on arbitration as an alternative to this litigation. The judge approved arbitration and placed the lawsuits on an inactive docket. The first arbitration hearing, to address plaintiffs who claim pre-cancerous skin lesions, was conducted from October 1 — 10, 2007, with a single arbitrator to decide whether plaintiffs’ claims should be compensated. In November 2007, both sides submitted post-arbitration briefs, findings of fact, and conclusions of law for the arbitrator’s consideration. On January 4, 2008, counsel for the parties made closing arguments to the arbitrator. On April 18, 2008, the arbitrator entered 9 individual awards which together total $0.2 million. The second arbitration hearing for plaintiffs claiming skin cancer is set for June 16, 2008.

At Texarkana, Texas, the six plaintiffs and the insurer in Jeans v. Tronox reached an agreement in principle to settle in January 2008. The agreement was confirmed in writing by plaintiff’s counsel on March 4, 2008. When

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement is finalized, this case will be dismissed. It is expected that the settlement will be fully funded by the insurer.

Financial Reserves — As of March 31, 2008, the company had reserves of $8.9 million related to certain forest products litigation. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time. The company currently believes that the ultimate resolution of this forest products litigation is not likely to have a material adverse effect on the company.

Savannah Plant

On September 8, 2003, the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”) issued a unilateral Administrative Order to our subsidiary, Tronox Pigments (Savannah) Inc., claiming that the Savannah plant exceeded emission allowances provided for in the facility’s Title V air permit. On October 8, 2003, Tronox filed an Administrative Appeal of the Administrative Order. On September 19, 2005, the EPD rescinded the Administrative Order and filed a Withdrawal of Petition for Hearing on Civil Penalties. Accordingly, the proceeding on the merits of the Administrative Order and the administrative penalties was dismissed, without prejudice. After dismissal of the Administrative Order, representatives of the EPD, the EPA and Tronox continued with their discussions regarding a resolution of the alleged violations, with the EPA taking the lead role in these discussions. On December 6, 2006, the EPA informed Tronox Pigments (Savannah) Inc. that it had submitted a civil referral to the U.S. Department of Justice (the “DOJ”) with respect to the air quality issues and for matters stemming from an EPA led Resource Conservation and Recovery Act (“RCRA”) Compliance Evaluation Inspection (“CEI”) that occurred in January 2006. Prior to the filing of any formal action, the DOJ has agreed to a series of settlement negotiations to determine if the matter can be resolved. In discussions with the EPA, EPD and the DOJ, Tronox Pigments (Savannah) Inc. tendered an offer of settlement and compromise to settle all outstanding issues in the amount of $0.6 million as a penalty to be paid over an eight-month period and approximately $2.4 million in “Supplemental Environmental Projects.” Discussions regarding the offer of settlement and compromise are ongoing.

Financial Reserves — As of March 31, 2008, the company had reserves of $0.6 million related to Savannah plant emission litigation. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time.

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

At March 31, 2008, the company had outstanding letters of credit in the amount of approximately $69.9 million. These letters of credit have been granted by financial institutions to support our environmental clean-up costs and miscellaneous operational and severance requirements in international locations.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company has entered into certain agreements that require it to indemnify third parties for losses related to environmental matters, litigation and other claims. No material obligations are presently known and, thus, no reserve has been recorded in connection with such indemnification agreements.

The company’s Australian joint venture has entered into new long term contracts for the supply of process chemicals and utilities. The impact of these new contracts increased the company’s commitments under purchase obligations beginning in 2009 and going forward by a total of $39.3 million and increased operating lease payments over the same duration by a total of $49.3 million compared to the amounts disclosed in the company’s 2007 Annual Report on Form 10-K .

14.	Reporting by Business Segment and Geographic Locations

The company has one reportable segment representing the company’s pigment business. The pigment segment primarily produces and markets TiO2 and has production facilities in the United States, Australia, Germany and The Netherlands. The pigment segment also includes heavy minerals production operated through our joint venture. The heavy minerals production is integrated with our Australian pigment plant, but also has third-party sales of minerals not utilized by the company’s pigment operations. Electrolytic and other chemical products (which does not constitute a reportable segment) represents the company’s other operations which are comprised of electrolytic manufacturing and marketing operations, all of which are located in the United States. Segment performance is evaluated based on segment operating profit (loss), which represents results of segment operations before considering general expenses and environmental provisions related to sites no longer in operation, interest and debt expense, other income (expense) and income taxes. The company considers total operating profit (loss) of its segment and other businesses to be an important supplemental measure of its operating performance by presenting trends in its core businesses and facilities currently in operation. This measure is used for planning and budgeting purposes and to facilitate period-to-period comparisons in operating performance.

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Net sales
Pigment	$321.6	$315.4
Electrolytic and other chemical products	27.5	23.7

Total net sales	$349.1	$339.1

Operating profit (loss)
Pigment	$(3.0)	$7.3
Electrolytic and other chemical products	1.7	(0.6)

	(1.3)	6.7
Provision for environmental remediation and restoration	—	(0.2)
Gain on land sales	5.3	—
Corporate and nonoperating sites	(0.8)	(4.5)

Total operating profit	3.2	2.0
Interest and debt expense	(12.3)	(12.3)
Other income, net	6.1	1.7
Income tax provision	1.6	(0.4)

Income (loss) from continuing operations	$(1.4)	$(9.0)

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Related Party Transactions

Tronox conducted transactions with Exxaro Australia Sands Pty Ltd (“Exxaro”), who is the other 50% partner in the Tiwest Joint Venture. The company purchased raw materials used in its production of TiO2 and also purchased Exxaro’s share of TiO2 produced by the Tiwest Joint Venture. The company also provided administrative services and product research and development activities which were reimbursed by Exxaro. The company made total net payments of $37.4 million and $27.3 million during the three months ended March 31, 2008 and 2007, respectively, for these activities and had a net payable to Exxaro totaling $35.0 million at March 31, 2008. Additionally, the outstanding note payable to Exxaro with a balance of $7.9 million at December 31, 2007 was paid off in January 2008 along with applicable interest of $0.8 million.

16.	Subsequent Event

In the U.S., approximately 190 employees at the company’s Savannah, Georgia, facility are members of a union and are subject to a collective bargaining arrangement. The collective bargaining agreement expired on April 30, 2008. The company and the union entered into negotiations for a new replacement agreement, but a new agreement has not yet been reached. The parties continue to observe the terms of the expired agreement. The company and the union plan to continue negotiations for a replacement for the expired agreement. The company is unable to determine what, if any, impact these labor matters could have on its financial condition, results of operations or liquidity. On a global basis, approximately half of the company’s employees are covered by labor agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of management’s views on the financial condition and results of operations of the company should be read in conjunction with the audited consolidated and combined financial statements and the related notes which are included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

General Factors Affecting the Results of Operations

During the first quarter, the slow down in North America’s housing industry and U.S. growth in general negatively impacted titanium dioxide sales, but was offset by demand increases in Asia and favorable currency translation. Excluding the impact of current quarter land sales, earnings improved slightly as a result of lower fixed cost and currency translation primarily offset by higher input, energy and freight costs.

In the first quarter of 2008, we have made the following announcements:

•	We, along with our 50% joint venture partner, a subsidiary of Exxaro Resources Limited, have given final approval for the expansion of the Tiwest titanium dioxide (TiO2) pigment plant in Kwinana, Western Australia, which was announced last year. The project, which will increase the plant’s current annual capacity from 110,000 tonnes per year to approximately 150,000 tonnes per year is expected to cost approximately A$100 million. Construction is expected to begin in 2008, subject to appropriate regulatory approvals, with the additional capacity expected to come on line in early 2010. The joint venture partners have signed an agreement under which Exxaro will provide ongoing funding for the expansion. Tronox has the option to contribute its share of the capital at its discretion throughout the project and until a date two years from commissioning, which will be taken into account when calculating its final interest in the expanded production.

•	We signed a definitive agreement with RTI International Metals, Inc. under which RTI will purchase titanium tetrachloride (TiCl4) from our Hamilton, Mississippi, titanium dioxide plant. The TiCl4 will be used in the manufacture of titanium sponge at a new plant that RTI will build adjacent to our Hamilton facility. We expect to generate annual operating profits from TiCl4 sales and incremental cost savings in the range of $12 million to $15 million once the plant reaches full production. RTI estimates the plant will come on line in 2010, ramping up production over the next several years.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total net sales were $349.1 million during the three months ended March 31, 2008, an increase of 2.9% from the 2007 period. The following table presents net sales for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007	$ Change
	(In millions)

Net sales
Pigment	$321.6	$315.4	$6.2
Electrolytic and other chemical products	27.5	23.7	3.8

Total	$349.1	$339.1	$10.0

Pigment segment net sales increased $6.2 million, or 2%, to $321.6 million during the three months ended March 31, 2008, from $311.6 million during the three months ended March 31, 2007. The increase was primarily due to the effect of foreign exchange of $13.3 million, improved TiO2 volume and increased by-product sales, partially offset by lower TiO2 pricing and lower heavy mineral sales.

Electrolytic and other chemical products net sales increased $3.8 million, or 16%, to $27.5 million during the three months ended March 31, 2008, from $23.7 million during the three months ended March 31, 2007. The increase in sales was due to higher prices on manganese dioxide and sodium chlorate as well as higher volumes on boron, lithium manganese oxide and sodium chlorate.

Gross margin decreased $11.7 million, or 31%, to $25.5 million during the three months ended March 31, 2008, from $37.2 million during the three months ended March 31, 2007. Gross margin percentage decreased to 7.3% during the three months ended March 31, 2008, down from 11.0% during the three months ended March 31, 2007. Gross margin decreased primarily due to higher shipping and handling costs, the net effect of changes in foreign currency rates and the impact of lower sales volumes of heavy minerals from our mining operations in Australia. Lower volumes on heavy minerals was a result of tough mining conditions and plant uptime problems that have resulted in lower than expected heavy mineral concentrate production at the mine.

Selling, general and administrative expenses decreased $7.4 million, or 21%, to $27.7 million during the three months ended March 31, 2008, from $35.1 million during the three months ended March 31, 2007. The decrease was mainly due to lower compensation and benefit costs, including costs related to salaries, stock-based awards, incentive compensation and postretirement medical benefits.

Total operating loss for the three months ended March 31, 2008, was $1.4 million, compared to total operating loss of $9.0 million during the three months ended March 31, 2007. The following table presents operating profit (loss), with a reconciliation to consolidated income (loss) from continuing operations before income taxes, for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007	$ Change
	(In millions)

Operating profit (loss)
Pigment	$(3.0)	$7.3	$(10.3)
Electrolytic and other chemical products	1.7	(0.6)	2.3

Subtotal	(1.3)	6.7	(8.0)
Provision for environmental remediation and restoration	—	(0.2)	0.2
Gain on land sales	5.3	—	5.3
Corporate and nonoperating sites	(0.8)	(4.5)	3.7

Total operating profit	3.2	2.0	1.2
Interest and debt expense	(12.3)	(12.3)	—
Other income, net	6.1	1.7	4.4

Loss from continuing operations before income taxes	$(3.0)	$(8.6)	$5.6

Pigment segment operating profit decreased $10.3 million, or 141%, to a loss of $3.0 million during the three months ended March 31, 2008, from a profit of $7.3 million during the three months ended March 31, 2007. The decrease in pigment operating profit was primarily due to lower selling prices and increased production costs for TiO2, an unfavorable impact of changes in foreign currency rates of $4.5 million, increased shipping and handling costs and lower profit on heavy mineral and by-product sales. Higher costs and lower profit on heavy mineral sales were partially due to a three-day shut down at the Kwinana, Australia plant due to natural gas supply failures caused by unrelated outages at two of the main producers; unscheduled maintenance at the Kwinana plant; and scheduled maintenance at the Chandala, Australia, dry mill that was extended to allow inventory to build after heavy mineral mining conditions resulted in lower inventory. Offsetting these decreases were improved sales volumes and reduced selling, general and administrative costs.

Electrolytic and other chemical products businesses operating profit increased $2.3 million, to income of $1.7 million during the three months ended March 31, 2008, from a loss of $0.6 million during the three months ended March 31, 2007. Increased profitability was driven by improved pricing and lower costs on manganese dioxide, as well as improved pricing on sodium chlorate. Pricing on both products improved due to the ability to pass through higher input costs to the customer.

Gain on land sales during the three months ended March 31, 2008, was $5.3 million compared to nil during the three months ended March 31, 2007, as there were no such transactions during the prior period. Properties sold include a parcel of land in Henderson, Nevada, and a former terminal site in Mobile, Alabama along with several former gas service stations.

Corporate and non-operating sites operating loss decreased $3.7 million, or 82%, to $0.8 million during the three months ended March 31, 2008, from $4.5 million during the three months ended March 31, 2007. The decreased loss was due to reduced selling, general and administrative costs. The lower costs were driven primarily by reduced compensation and benefit costs, including costs related to salaries, stock-based awards, incentive compensation and postretirement medical benefits.

Other income increased $4.4 million to $6.1 million during the three months ended March 31, 2008, from $1.7 million during the three months ended March 31, 2007. The change was mainly due to foreign exchange gains in 2008, compared to losses in 2007, partially offset by lower income from equity affiliates and by losses on the accounts receivable securitization program.

The effective income tax rate was 53.3% for the three months ended March 31, 2008, compared to (4.6)% for the three months ended March 31, 2007. The income tax benefit was higher in 2008 than the benefit calculated from applying the U.S. Federal statutory tax rate due to income in foreign jurisdictions which is taxed at a rate lower than the U.S. federal statutory tax rate.

Discontinued operations had income of $1.2 million during the three months ended March 31, 2008, versus a loss of $0.4 million during the three months ended March 31, 2007. Both periods include losses related to legal and environmental costs associated with our former forest products operations. The reversal of the loss was due to the recognition of reimbursements for environmental remediation at our former thorium processing facility in West Chicago, Illinois, in 2008, compared to provisions for remediation recorded at our former wood-treating facilities in Columbus, Mississippi and Texarkana, Texas, in 2007, resulting in a favorable change of $3.7 million related to environmental remediation costs. This favorable increase was partially offset by higher legal expenses and taxes associated with these and other discontinued operations.

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

We are in negotiations with interested parties for the sale of parcels of land which are 100% Tronox owned. During the first quarter of 2008, we sold a parcel of land in the Henderson, Nevada, area along with other 100% owned properties that included a former terminal site in Mobile, Alabama and several former gas service stations. We recognized a gain of $5.3 million on these transactions for the first quarter of 2008.

Of cash and cash equivalents at March 31, 2008, $3.4 million was held in the U.S. and $5.8 million was held in other countries.

Cash Flows from Operating Activities.  Net cash flows from operating activities during the three months ended March 31, 2008, were a use of $27.2 million compared to a use of $14.9 million during the three months ended March 31, 2007. The $12.3 million decrease in cash flows from operating activities for the 2008 period was primarily due to increased working capital as a result of the seasonal build in inventories and reduced accounts payable due to timing of payments for ore shipments.

Our working capital typically increases during the first half of the year as we increase inventory levels during the first several months in order to meet the peak demand of the paint season, and receivables balances increase during the next several months as we supply that demand. Our working capital typically decreases during the later half of the year as we receive payment for products sold earlier in the year and we reduce inventory build.

Cash Flows from Investing Activities.  Net cash used in investing activities during the three months ended March 31, 2008, was $2.8 million compared to $14.3 million during the three months ended March 31, 2007. The decrease was due to lower capital expenditures coupled with proceeds from the sale of assets in the current period.

Capital expenditures in the first quarter of 2008 were $8.3 million. Significant projects during the 2008 annual period include purchasing of capital anodes for the Hamilton, Mississippi, electrolytic facility, repairing the main oxidation floor at the Hamilton, Mississippi, pigment facility, replacing the main incoming electrical switchgear and purchasing a spare preheater at the Savannah, Georgia, pigment facility.

Capital expenditures in the first quarter of 2007 were $14.3 million. Significant projects during the 2007 annual period included upgrading the oxidation line and waste treatment facility at the Botlek, Netherlands, facility and process improvement projects at the Hamilton, Mississippi; Henderson, Nevada; Savannah, Georgia; and Uerdingen, Germany facilities.

Capital expenditures in 2008 are expected to be in the range of $48 million to $51 million which includes capital for the completion of waste treatment upgrades at our Botlek, Netherlands facility.

Cash Flows from Financing Activities.  Net cash from financing activities was an inflow of $28.5 million during the three months ended March 31, 2008 compared to an outflow of $1.7 million for the three months ended March 31, 2007. Cash used in 2008 consisted of $2.1 million in dividend payments, proceeds from issuing debt of $43.0 million, repayment of $10.3 million of debt and costs of $2.1 million to modify debt. The cash used in 2007 consisted of $2.1 million in dividend payments, repayment of $0.5 million of long-term debt and costs of $0.3 million to modify debt. Proceeds from stock option exercises provided $1.2 million of cash in 2007.

Credit Agreement.  In November 2005, our wholly owned subsidiary, Tronox Worldwide LLC, entered into a senior secured credit facility. This facility consists of a $200 million six-year term loan facility and a five-year multicurrency revolving credit facility of $250 million. Interest on amounts borrowed under the senior secured credit facility is payable, at our election, at a base rate or a LIBOR rate, in each case as defined in the agreement. As of March 31, 2008, based on our credit ratings the margin applicable to LIBOR borrowings was 300 basis points.

The terms of the credit agreement provide for customary representations and warranties, affirmative and negative covenants, and events of default. Our primary financial covenants are a Total Leverage Ratio and an Interest Coverage ratio (both as defined in the credit agreement).

2008 Credit Agreement Covenant Amendment

In February 2008, we proactively requested and obtained approval for an amendment to the 2008 and 2009 financial covenants. The table below presents the approved requirements by quarter. The limitations on capital expenditures have not been modified and are $130 million in 2008 and $100 million in 2009 and thereafter. We incurred an amendment fee of approximately $2.5 million in the first quarter of 2008 related to this and our margin applicable to LIBOR borrowings is now 300 basis points. Our margin remains subject to increases or decreases depending on our credit rating. We were in compliance with our financial covenants at March 31, 2008.

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

The achievement of our forecasted results is subject to the risks discussed in Item 1A, “Risk Factors,” in our 2007 Annual Report on Form 10-K and is critical for us to be in compliance with the financial covenants. Assumptions key to achieving our forecasted results include meeting our Project Cornerstone cash cost reduction targets, the realization of some of the pricing increases announced for 2008, the effect that the outcome of the anti-dumping investigation will have on our electrolytic business and maintaining our market share during a period of expected 3% global TiO2 demand growth. Further weakening of the U.S. economy and any resulting negative impact on the economic conditions in other regions, including weakening of the U.S. dollar, could have a negative effect on our ability to achieve our forecasted results and covenant compliance. In our analysis, we excluded land sales and the resultant debt repayment from land sales. As a result, the execution of land sales, and the resultant debt repayment, would increase the amount of cushion we are expecting. Management of our working capital, capital expenditures and legacy expenditures during this challenging period will also limit our cash requirements and create additional opportunities for cushion. Based on this, management anticipates that we will remain in compliance with these ratios during 2008.

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

As of March 31, 2008, we had total debt of $517.6 million (including $43.0 million of borrowings on our revolving credit facility), cash and cash equivalents of $9.2 million and outstanding letters of credit issued under the credit facility in the amount of $69.0 million resulting in unused capacity under the revolving credit facility of $138.0 million. Although we had unused capacity, the amount available is subject to our financial covenants. Based on the total leverage ratio of 4:45:1, the total consolidated debt we were permitted to incur as of March 31, 2008, was $610.5 million. As a result, of the unused capacity of $138.0 million, $92.9 million was available for borrowings. As of May 2, 2008, we had total debt of $523.6 million which included $49.0 million of borrowings on our revolving credit facility.

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

Note Payable due July 2014.  In July 2006, Tronox Western Australia Pty Ltd, our wholly owned subsidiary, completed the purchase of a 50% undivided interest in additional mining tenements and related mining assets. We acquired the mine tenements by entering into an eight-year note payable agreement. Under the provisions of the note, the earliest opportunity to prepay the note was as of December 31, 2007. The note, which had a balance of $7.9 million as of December 31, 2007, was prepaid in full in January 2008.

Receivables Securitization.  We executed a $100.0 million accounts receivable securitization program (the “Program”) in September 2007 with an initial term of one year. Financing under the program can be extended for an additional two years in the form of a securitization or a secured borrowing as determined by the sponsoring institution, ABN AMRO Bank N.V. (“ABN”). Under the Program, receivables owned by our U.S. subsidiaries are sold on a recurring basis to Tronox Funding LLC (“Funding”), a wholly owned special purpose subsidiary owned by us. Funding, in turn, sells to either Amsterdam Funding Corporation (“AFC”), an asset-backed commercial paper conduit sponsored by ABN, or sells to ABN directly (both AFC and ABN collectively referred to as “Amsterdam”) an undivided percentage ownership interest in the pool of receivables Funding acquires from the company (subject to a program limit in the aggregate of $100.0 million). We retain the servicing responsibility for the accounts receivable. At March 31, 2008, the balance in receivables sold by the transferor subsidiaries to Funding totaled $97.2 million, of which $57.2 million was sold to Amsterdam in the form of the purchased participation interest, resulting in a subordinated retained interest held by Funding with a fair value carrying amount of $39.3 million. The subordinated retained interest serves as over-collateralization on the purchased interest by Amsterdam and, thus, provides credit enhancement to the Program.

Off-Balance Sheet Arrangements

We have entered into agreements that require us to indemnify third parties for losses related to environmental matters, litigation and other claims. We have recorded no material obligations in connection with such indemnification obligations as none are currently evaluated as probable of loss. In addition, pursuant to the MSA, we will be required to indemnify Kerr-McGee for all costs and expenses incurred by it arising out of or due to our environmental and other liabilities other than such costs and expenses reimbursable by Kerr-McGee pursuant to the MSA. At March 31, 2008, we had outstanding letters of credit in the amount of $69.9 million, of which $69.0 million was issued under our credit agreement. Along with $43.0 million of outstanding borrowings, the unused capacity under the revolving credit facility, notwithstanding our financial covenants, was $138.0 million. These letters of credit have been granted to us by financial institutions to support our environmental cleanup costs and miscellaneous operational and severance requirements in international locations.

Outlook

The remainder of 2008 will be a challenge due to the increasing costs associated with process chemicals, energy and freight. These input costs are not projected to decrease in the near future and will negatively impact our margins. As such, significant price increases are necessary to help offset these costs in order to support the margins required to meet the needs of our global customers. To date this year, we have announced additional price increases for all regions and have met with mixed results on implementing these increases on a global basis.

On the demand side for Ti02, Asia Pacific continues to grow at impressive rates, with China and South Korea demand growing at double digit rates. While Europe Ti02 demand is growing at approximately 3-4%, the strong Euro is attracting an unprecedented level of imports into this market which is creating additional competitive activity and pressuring Ti02 pricing. In North America, although demand is down from last year and is not projected to rebound significantly before the end of 2008, inventories remain at or below seasonal averages due to the increased levels of exports into the European and Asian markets. Given the softness in the North American market, we continue to manage the logistics of moving Ti02 into the higher demand regions. At this stage North American pricing remains stable, but at unacceptable levels and we are continuing to push for further price increases to offset the increasing input costs our business faces.

The global EMD market is challenged by excess supply that has resulted in antidumping investigations in Europe, Japan and the U.S. In the U.S., the antidumping investigation concerns EMD imports from China and Australia. As a result of the preliminary determination from the investigation, which concluded in March 2008, U.S. importers of Australian EMD are now required to post bonds or cash deposits equal to 120.59% of the entered value of EMD imports, and U.S. importers of Chinese EMD must now post bonds or cash deposits equal to 236.81% of the entered value of EMD imports. Final determinations from the Commerce Department and the International Trade Commission are expected by August 2008. If these determinations are favorable, the issuance of antidumping orders, expected in September 2008, should result in improved profitability for the U.S. EMD industry.

These challenges will make it even more important that we manage our working capital, capital expenditures and legacy expenditures in order to limit our cash requirements and continue to reduce our costs to maintain compliance with our financial covenants which become more restrictive in 2009. The achievement of our forecasted results is subject to the risks discussed in Item 1A, “Risk Factors,” in our 2007 Annual Report on Form 10-K and is critical for us to be in compliance with the financial covenants.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FIN No. FAS 157-2 “Effective Date of FASB Statement No. 157” which amends SFAS No. 157 to defer its effective date to fiscal years beginning after November 15, 2008, and for interim periods within such years. The delayed effective date applies to all assets and liabilities except financial assets or financial liabilities (as defined). We adopted the provisions of SFAS. No. 157 for such assets and liabilities with no material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 159”). We did not elect to adopt the provisions of this statement.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks, including credit risk, from fluctuations in foreign currency exchange rates, interest rate risk and natural gas prices. To reduce the impact of these risks on earnings and to increase the predictability of cash flows, from time to time, we enter into derivative contracts.

The U.S. dollar is the functional currency for our international operations, except for our European operations, for which the Euro is the functional currency. Periodically, we enter into forward contracts to buy and sell foreign currencies. These contracts generally have durations of less than two years. The following table presents the notional amounts at the contract exchange rates and the weighted-average contractual exchange rates for contracts to purchase (sell) foreign currencies at March 31, 2008. Changes in the fair value of these contracts are recorded in net income as a component of other income (expense).

	Notional	Weighted-Average
	Amount	Contract Rate
	(In millions)

Maturing in 2008 —
Euro	$(50.5)	1.5612
Australian dollar	15.5	0.8858
Maturing in 2009 —
Euro	(6.5)	1.5458

The fair value of foreign currency derivatives included in our Condensed Consolidated Balance Sheets was nil and a net liability of $0.2 million on March 31, 2008 and 2007, respectively.

To reduce the risk of fluctuations in natural gas prices and increase the predictability of cash flows, from time to time, we enter into financial derivative instruments that generally fix the commodity prices to be paid for a portion of our forecasted natural gas purchases. These contracts have been designated and qualified as cash flow hedges. As such, the resulting changes in fair value of these contracts, to the extent they are effective in achieving their risk management objective, are recorded in accumulated other comprehensive income. The fair value of natural gas contracts included in our Condensed Consolidated Balance Sheets was an asset of $3.0 million and an asset of $0.3 million on March 31, 2008 and 2007, respectively. These amounts will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., reported as cost of goods sold when inventory is sold).

The following table presents the forecasted percentage hedged and the weighted average price per MMBtu for contracts outstanding at March 31, 2008, to purchase natural gas for our U.S. operations.

		Average
		Contract Price
	% Hedged	$/MMBtu

Q2, 2008	70%	$7.70
Q3, 2008	40%	$8.02
Q4, 2008	20%	$8.53

During 2007, we entered into interest-rate swap contracts to hedge interest payments on two $25.0 million traunches of our variable-rate term loan, both maturing in September 2009. The swap exchanges the variable LIBOR rate component for a fixed rate of 4.83% and 4.59%, respectively, on both traunches. We entered into similar contract in March 2008 on another $25.0 million traunche to swap our variable rate with a fixed rate of 2.46% with this contract expiring in March 2009. These contracts have been designated and qualify as cash flow hedges. As such, the resulting changes in fair value of these contracts are recorded in accumulated other comprehensive income. Settlement occurs concurrent with interest payments that are made on a quarterly basis where realized gains or losses are recognized as a component of interest expense. At March 31, 2008, the fair value of our interest rate swap contracts was included in our Condensed Consolidated Balance Sheets was a liability of $1.8 million.

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

Savannah Plant

On September 8, 2003, the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”) issued a unilateral Administrative Order to our subsidiary, Tronox Pigments (Savannah) Inc., claiming that the Savannah plant exceeded emission allowances provided for in the facility’s Title V air permit. On October 8, 2003, Tronox filed an Administrative Appeal of the Administrative Order. On September 19, 2005, the EPD rescinded the Administrative Order and filed a Withdrawal of Petition for Hearing on Civil Penalties. Accordingly, the proceeding on the merits of the Administrative Order and the administrative penalties was dismissed, without prejudice. After dismissal of the Administrative Order, representatives of the EPD, the EPA and Tronox continued with their discussions regarding a resolution of the alleged violations, with the EPA taking the lead role in these discussions. On December 6, 2006, the EPA informed Tronox Pigments (Savannah) Inc. that it had submitted a civil referral to the U.S. Department of Justice (the “DOJ”) with respect to the air quality issues and for matters stemming from an EPA led Resource Conservation and Recovery Act (“RCRA”) Compliance Evaluation Inspection (“CEI”) that occurred in January 2006. Prior to the filing of any formal action, the DOJ has agreed to a series of settlement negotiations to determine if the matter can be resolved. In discussions with the EPA, EPD and the DOJ, Tronox Pigments (Savannah) Inc. tendered an offer of settlement and compromise to settle all outstanding issues in the amount of $0.6 million as a penalty to be paid over an eight-month period and approximately $2.4 million in “Supplemental Environmental Projects.” Discussions regarding the offer of settlement and compromise are ongoing.

On March 10, 2008, the parties entered into an amended agreement to toll the statute of limitations, which will expire on July 31, 2008. The agreement will expire as of that date unless further extended by the parties. Discussions regarding the offer of settlement are ongoing.

Hamilton Plant

The EPA and the Mississippi Department of Environmental Quality (“MDEQ”) conducted a RCRA CEI at the Hamilton facility during April 2006. In November 2006, the EPA transmitted to the facility a copy of its RCRA CEI Report and Sampling Report, which identified a number of alleged violations of the Mississippi Hazardous Waste Management Regulations. In March 2007, the facility provided a written response to EPA concerning the alleged violations. In November 2007, the DOJ informed Tronox that the EPA, Region 4, had referred the alleged violations to the DOJ for civil enforcement. The Parties met in January 2008 to discuss the alleged violations and potential settlement of the matter. Settlement discussions with the DOJ and EPA are ongoing.

New Jersey Wood-Treatment Site

Tronox LLC was named in 1999 as a potential responsible party (“PRP”) under CERCLA at a former wood-treatment site in New Jersey at which the EPA is conducting a cleanup. On April 15, 2005, Tronox LLC received a letter from the EPA asserting it is liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by the EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest. The EPA informed Tronox LLC that as of December 5, 2006, project costs are approximately $244 million, and that it would consider resolving the matter for $239 million. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor in the 1960s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed any liabilities for the site. In addition, although it appears there may be other PRPs to whom notice has been given, the company does not know whether the other PRPs have any valid defenses to liability for the site or whether the other PRPs have the financial resources necessary to meet their obligations, if proven. Tronox LLC, Tronox Worldwide LLC, Tronox Incorporated, Kerr-McGee Worldwide Corporation and the EPA entered into an agreement to toll the statute of limitations (“tolling agreement”) on March 28, 2006, and Tronox LLC and the EPA have submitted the matter to nonbinding mediation that could lead to a settlement or resolution of the EPA’s demand.

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

As a follow-up to a July 2007 mediation session, another meeting was held on November 28, 2007, with the mediator, the EPA, the DOJ, the New Jersey Attorney General’s office and the NJ DEP to discuss the remedy utilized by the government to clean up the site. Following this meeting, the DOJ and the EPA discussed the next steps with the mediator and it was agreed that the EPA and DOJ would continue to focus on their evaluation of other PRPs and would submit a response (either in writing or in another meeting) to the issues we raised in the November mediation session. On January 16, 2008, the EPA issued a second 104(e) request to Tronox seeking information and documents related to Kerr-McGee’s restructuring of its chemical, legacy and oil and gas entities in 2001 and 2002, Kerr-McGee attempted sale and eventual spin-off of its legacy and chemical business, and the Master Separation Agreement between the two companies. The EPA issued an identical request for information to Anadarko Petroleum Corporation for Kerr-McGee. The company is responding to the EPA’s request for information

On November 14, 2007, two members of the U.S. Senate requested the U.S. Government Accountability Office (“GAO”) investigate EPA’s cleanup of the site. On November 28, 2007, the GAO accepted the request and indicated it would begin its investigation around February 1, 2008.

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

At Avoca, Pennsylvania, 35 state court lawsuits were filed in 2005 by over 4,000 plaintiffs. The plaintiffs have classified their claims into various alleged disease categories. In September 2005, the judge ordered that discovery and the first trial will focus on plaintiffs who allege precancerous skin lesions. The first trial was scheduled for August 2007, but in May 2007 the parties agreed on arbitration as an alternative to this litigation. The trial judge approved arbitration and placed the lawsuits on an inactive docket. The first arbitration, to address plaintiffs who claim pre-cancerous skin lesions, was conducted from October 1-10, 2007, with a single arbitrator to decide whether plaintiffs’ claims should be compensated. In November 2007, both sides submitted post-arbitration briefs, findings of fact and conclusions of law for the arbitrator’s consideration. On January 4, 2008, counsel for the parties made closing arguments to the arbitrator. On April 18, 2008, the arbitrator entered 9 individual awards which together total $0.2 million. The second arbitration hearing for plaintiffs claiming skin cancer is set for June 16, 2008.

At Texarkana, Texas, three federal lawsuits were filed from 2004 to 2006. The five plaintiffs in May v. Tronox concluded settlement negotiations with the insurer for Tronox in April 2007, and the case was dismissed in June 2007. Similarly, in Avance v. Tronox, 27 plaintiffs reached settlements with the insurer in July, and the case was dismissed on October 12, 2007. In Jeans v. Tronox, six plaintiffs and the insurer reached an agreement in principle to settle in January 2008. The agreement was confirmed in writing by plaintiff’s counsel on March 4, 2008. When the agreement is finalized, this case will be dismissed. It is expected that the settlement will be fully funded by the insurer.

For a discussion of other legal proceedings and contingencies, including proceedings related to our environmental liabilities, see our Annual Report on Form 10-K for the year ended December 31, 2007, and Note 12 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The labor and employment laws in many jurisdictions in which we operate are more restrictive than in the U.S. Our relationship with our employees could deteriorate, which could adversely affect our operations

In the U.S., approximately 190 employees at our Savannah, Georgia, facility are members of a union and are subject to a collective bargaining arrangement. The collective bargaining agreement expired on April 30, 2008. The company and the union entered into negotiations for a new replacement agreement, but a new agreement has not yet been reached. The parties continue to observe the terms of the expired agreement. The company and the union plan to continue negotiations for a replacement for the expired agreement. Approximately 43% of our employees are employed outside the U.S. In certain of those countries, such as Australia and the member states of the European Union, labor and employment laws are more restrictive than in the U.S. and, in many cases, grant significant job protection to employees, including rights on termination of employment. For example, in Germany and the

Netherlands, by law some of our employees are represented by a works’ council, which subjects us to employment arrangements very similar to collective bargaining agreements.

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

The company’s Annual Report on Form 10-K for the year ended December 31, 2007, includes a listing of other risk factors to be considered by investors in the company’s securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and restated Certificate of Incorporation of Tronox Incorporated (incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
3.2	Amended and Restated Bylaws of Tronox Incorporated (incorporated by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).
10.1	First Amendment to the Tronox Incorporated 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2008).
10.2	Second Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of February 8, 2008, among Tronox Incorporated, a Delaware corporation, Tronox Worldwide LLC, a Delaware limited liability company, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse, as joint lead arrangers and joint bookrunners, ABN Amro Bank N.V., as syndication agent, JPMorgan Chase Bank, N.A. And Citicorp USA, Inc., as co-documentation agents, Lehman Commercial Paper Inc., as administrative agent, and the parties listed as grantors on the signature pages hereto (incorporated by reference to Exhibit 10.1 of Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2008).
10.3	First Amendment to Rights Agreement, by and between Tronox Incorporated and Computershare Trust Company, N.A., dated March 12, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on March 18, 2008).
10.4	Master Supply Agreement by and between Tronox LLC and RTI Hamilton, Inc., dated March 25, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2008).

10.5		Executive Employment Agreement by and between Tronox Incorporated and Thomas W. Adams, dated April 1, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2008).
10.6		Executive Employment Agreement by and between Tronox Incorporated and Mary Mikkelson, dated April 1, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2008).
10.7		Executive Employment Agreement by and between Tronox Incorporated and Kelly A. Green, dated April 1, 2008 (incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2008).
10.8		Executive Employment Agreement by and between Tronox Incorporated and Gregory E. Thomas, dated April 1, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2008).
10.9		Executive Employment Agreement by and between Tronox Incorporated and Robert Y. Brown, III, dated April 1, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2008).
31	.1*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tronox Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2008.

Tronox Incorporated

By:	/s/ Thomas W. Adams
Name:     Thomas W. Adams

Title:	Chief Executive Officer

By:	/s/ Mary Mikkelson
Name:     Mary Mikkelson

Title:	Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David J. Klvac
Name:     David J. Klvac

Title:	Vice President and Controller
(Principal Accounting Officer)