Form 10-Q/A
period 2008-03-31
TRONOX INC
filed 2008-05-19
CIK 1328910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to revise Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 that was filed by Tronox Incorporated (the “Company”) on May 7, 2008 (“the Report”) to correct our forward looking discussion on debt covenant compliance within the “Liquidity and Capital Resources” section of this item. In the second full paragraph of the section entitled “2008 Credit Agreement Covenant Amendment” the amendment corrects the language to accurately reflect management’s projection that the company will be in compliance with its financial covenants in 2008. Management did not intend to provide projections with regards to 2009 at this time due to the uncertainty of global commodity cycles and economies. Exhibits 31.1 and 31.2 hereto have been provided with respect to and in light of the disclosure being amended.

Except for the revision above, no other information included in the Report is being amended. This amendment does not reflect events occurring after May 7, 2008, the filing date of the Report, or modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Report have not been revised to reflect events that occurred or facts that became known to the company after the filing of the Report, and such forward-looking statements should be read in their historical context. Accordingly, this amendment should be read in conjunction with the Report and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Report.

Tronox Incorporated

Form 10-Q/A

PART I — FINANCIAL INFORMATION

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

The prospective relief under these ratios was necessary in order for us to continue to comply with these covenants on a quarterly basis over the next two years. We assessed our ability to meet the amended ratios based on an analysis of our forecast and believe that we have adequate “cushion” under both ratios beginning with the first quarter of 2008 and ending with the fourth quarter of 2008.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits

31	.1*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tronox Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2008.

Tronox Incorporated

By:	/s/ Thomas W. Adams
Name:     Thomas W. Adams

Title:	Chief Executive Officer

By:	/s/ Mary Mikkelson
Name:     Mary Mikkelson

Title:	Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David J. Klvac
Name:     David J. Klvac

Title:	Vice President and Controller
(Principal Accounting Officer)