Form 10-Q
period 2008-06-30
TRONOX INC
filed 2008-08-11
CIK 1328910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, 18,791,874 shares of the company’s Class A common stock and 22,889,431 shares of the company’s Class B common stock were outstanding.

Tronox Incorporated

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRONOX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net sales	$403.8	$366.5	$752.9	$705.6
Cost of goods sold	403.6	336.5	727.2	638.4

Gross margin	0.2	30.0	25.7	67.2
Selling, general and administrative expenses	27.2	30.0	54.8	65.0
Gain on land sales	(12.4)	—	(17.7)	—
Impairment of goodwill	13.5	—	13.5	—
Restructuring charges	4.2	—	4.2	—
Provision for environmental remediation and restoration, net of reimbursements	0.5	1.5	0.5	1.7

	(32.8)	(1.5)	(29.6)	0.5
Interest and debt expense	(12.7)	(12.4)	(25.0)	(24.7)
Other income, net	0.7	0.7	6.8	2.4

Loss from continuing operations before income taxes	(44.8)	(13.2)	(47.8)	(21.8)
Income tax benefit (provision)	14.9	(6.8)	16.5	(7.2)

Loss from continuing operations	(29.9)	(20.0)	(31.3)	(29.0)
Loss from discontinued operations, net of income tax benefit of nil, $0.8, nil and $1.0, respectively	(4.5)	(1.2)	(3.3)	(1.6)

Net loss	$(34.4)	$(21.2)	$(34.6)	$(30.6)

Loss per common share:
Basic —
Continuing operations	$(0.73)	$(0.49)	$(0.76)	$(0.71)
Discontinued operations	(0.11)	(0.03)	(0.08)	(0.04)

Net loss	$(0.84)	$(0.52)	$(0.84)	$(0.75)

Diluted —
Continuing operations	$(0.73)	$(0.49)	$(0.76)	$(0.71)
Discontinued operations	(0.11)	(0.03)	(0.08)	(0.04)

Net loss	$(0.84)	$(0.52)	$(0.84)	$(0.75)

Dividends declared per common share	$—	$—	$—	$0.05

Weighted average shares outstanding:
Basic	41.0	40.7	41.0	40.7
Diluted	41.0	40.7	41.0	40.7

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$23.3	$21.0
Accounts receivable, net	289.9	290.5
Inventories, net	344.8	350.0
Prepaid and other assets	34.9	23.6
Income tax receivable	7.9	4.3
Deferred income taxes	2.7	3.7

Total current assets	703.5	693.1
Property, plant and equipment, net	830.9	848.9
Goodwill	—	12.7
Other long-term assets	176.4	168.7

Total assets	$1,710.8	$1,723.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201.9	$234.9
Accrued liabilities	187.2	197.7
Long-term debt due within one year	10.3	9.2
Income taxes payable	8.6	6.4
Long-term debt classified as current	529.8	—

Total current liabilities	937.8	448.2

Noncurrent liabilities:
Deferred income taxes	50.9	57.2
Environmental remediation and/or restoration	91.8	93.9
Long-term debt	—	475.6
Other	194.2	218.9

Total noncurrent liabilities	336.9	845.6

Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity
Class A common stock, par value $0.01 — 100,000,000 shares authorized, 19,036,117 and 18,746,329 shares, respectively, issued and outstanding	0.2	0.2
Class B common stock, par value $0.01 — 100,000,000 shares authorized, 22,889,431 shares issued and outstanding	0.2	0.2
Capital in excess of par value	493.3	490.8
Accumulated deficit	(171.4)	(136.8)
Accumulated other comprehensive income	117.5	78.2
Treasury stock, at cost — 303,927 shares and 210,638 shares, respectively	(3.7)	(3.0)

Total stockholders’ equity	436.1	429.6

Total liabilities and stockholders’ equity	$1,710.8	$1,723.4

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months
	Ended
	June 30,
	2008	2007

Cash flows from operating activities
Net loss	$(34.6)	$(30.6)
Adjustments to reconcile net cash flows from operating activities —
Depreciation and amortization	57.5	55.8
Deferred income taxes	(15.1)	(0.3)
Impairment of goodwill	13.5	—
Gain on sales of land	(17.7)	—
Provision for environmental remediation and restoration, net of reimbursement receivables	0.7	2.0
Other noncash items affecting net loss	9.8	15.9
Changes in assets and liabilities	(52.7)	(28.7)

Net cash flows from operating activities	(38.6)	14.1

Cash flows from investing activities
Capital expenditures	(15.6)	(33.8)
Proceeds from sale of assets	17.9	—

Net cash flows from investing activities	2.3	(33.8)

Cash flows from financing activities
Proceeds from borrowings	69.0	—
Repayment of debt	(13.8)	(12.0)
Debt costs	(2.1)	(0.3)
Stock option exercises	—	1.4
Dividends paid	(4.2)	(4.1)

Net cash flows from financing activities	48.9	(15.0)

Effects of exchange rate changes on cash and cash equivalents	(10.3)	(2.2)

Net change in cash and cash equivalents	2.3	(36.9)
Cash and cash equivalents at beginning of period	21.0	76.6

Cash and cash equivalents at end of period	$23.3	$39.7

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

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

2.	Basis of Presentation and Accounting Policies

These statements should be read in conjunction with the audited consolidated and combined financial statements and the related notes which are included in the company’s annual report on Form 10-K for the year ended December 31, 2007. The interim condensed consolidated financial information furnished herein is unaudited. The information reflects all adjustments (which include normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report. These adjustments also include those made to record an impairment of goodwill (see Note 4) and to classify debt as current (see Note 7).

Certain prior-year amounts have been reclassified to conform to the current-year presentation. Railcar expenses previously accounted for as selling, general and administrative expenses were subsequently reclassified as cost of goods sold in the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. In the current-year presentation, the three month period ended June 30, 2007, is revised to reflect reclassification of amounts attributable only to that period. Therefore, the current-year presentation reflects a decrease in cost of goods sold and a corresponding increase in selling, general and administrative expenses of $0.6 million for the three month period ended June 30, 2007. The reclassification had no impact on income from continuing operations or net income.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“SFAS No. 109”). The company adopted FIN No. 48 as of January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods, disclosure and transition. The guidance required application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption (2007), with no charge to current earnings for prior periods. As a result of the adoption of FIN No. 48, the company recognized a $9.3 million charge to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax positions at January 1, 2007, was $46.5 million. Adoption of FIN 48 did not have a material impact on the company’s loss from continuing operations or net loss for the three months and six months ended June 30, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-2 “Effective Date of FASB Statement No. 157” which amends SFAS No. 157 to defer its effective date to fiscal years beginning after November 15, 2008, and for interim periods within such years. The delayed effective date applies to all assets and liabilities except financial assets or financial liabilities (as defined). The company has adopted the provisions of SFAS No. 157 for its financial assets and liabilities effective January 2008 with no material impact on its condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The company does not expect the provisions of SFAS No. 160 to have a material impact on its condensed consolidated financial statements.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Statement of Operations Data

The components of other income, net are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Net foreign currency transaction gain (loss)	$0.8	$(1.2)	$7.8	$(1.5)
Equity in net earnings of equity method investees	(0.1)	1.3	(0.4)	2.0
Loss on sale of accounts receivable (1)	(0.7)	—	(1.5)	—
Interest income	0.1	0.5	0.3	1.3
Other income, net	0.6	0.1	0.6	0.6

Total	$0.7	$0.7	$6.8	$2.4

(1)	Includes interest income accreted on collections of securitized receivables. See discussion of accounts receivable program in Note 4.

The following tables set forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated.

	Three Months			Three Months
	Ended			Ended
	June 30, 2008			June 30, 2007
	Loss			Loss
	from		Per-	from		Per-
	Continuing		Share	Continuing		Share
	Operations	Shares	Loss	Operations	Shares	Loss
(In millions, except per share amounts)

Basic earnings per share	$(29.9)	41.0	$(0.73)	$(20.0)	40.7	$(0.49)
Effect of dilutive securities:
Restricted stock and stock options	—	—	—	—	—	—

Diluted earnings per share	$(29.9)	41.0	$(0.73)	$(20.0)	40.7	$(0.49)

	Six Months			Six Months
	Ended			Ended
	June 30, 2008			June 30, 2007
	Loss			Loss
	from		Per-	from		Per-
	Continuing		Share	Continuing		Share
	Operations	Shares	Loss	Operations	Shares	Loss
(In millions, except per share amounts)

Basic earnings per share	$(31.3)	41.0	$(0.76)	$(29.0)	40.7	$(0.71)
Effect of dilutive securities:
Restricted stock and stock options	—	—	—	—	—	—

Diluted earnings per share	$(31.3)	41.0	$(0.76)	$(29.0)	40.7	$(0.71)

Approximately 1,578,000 stock options outstanding with an average exercise price of $11.53 at June 30, 2008, were “out of the money,” thus, antidilutive. Since the company incurred a loss from continuing operations for the three months and six months ended June 30, 2008, no dilution of the loss per share would result from an additional 2.2 million potentially dilutive stock options and restrictive shares outstanding at June 30, 2008. Approximately 786,000 stock options outstanding with an average exercise price of $14.69 at June 30, 2007, were “out of the

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

money,” thus, antidilutive. Since the company incurred a loss from continuing operations for the three months and six months ended June 30, 2007, no dilution of the loss per share would result from an additional 1.6 million potentially dilutive stock options and restrictive shares outstanding at June 30, 2007.

4.	Balance Sheet Data

Accounts receivable, net of allowance for doubtful accounts, consist of the following:

	June 30,	December 31,
	2008	2007
	(In millions)

Accounts receivable — trade (1)	$259.8	$238.7
Receivable from Kerr-McGee	17.6	17.9
Receivable from the U.S. Department of Energy	—	11.0
Receivable from insurers	5.4	7.3
Other	19.0	29.5

Accounts receivable, gross	301.8	304.4
Allowance for doubtful accounts	(11.9)	(13.9)

Accounts receivable, net	$289.9	$290.5

(1)	Includes $48.9 million and $39.5 million in subordinated retained interest at June 30, 2008 and December 31, 2007, respectively, related to the accounts receivable securitization program discussed below.

The company executed an accounts receivable securitization program (“the Program”) in September 2007 with an initial term of one year. Financing under the program could be extended for an additional two years in the form of a securitization or a secured borrowing as determined by the sponsoring institution, ABN AMRO Bank N.V. (“ABN”). Under the Program, all receivables owned by the company’s U.S. subsidiaries (“transferor subsidiaries”) are sold on a recurring basis by the company to Tronox Funding LLC (“Funding”), a wholly owned special purpose subsidiary of the company. Funding, in turn, sells to either Amsterdam Funding Corporation (“AFC”), an asset-backed multi-seller commercial paper conduit sponsored by ABN AMRO Bank N.V. (“ABN”), or to ABN directly (both AFC and ABN collectively referred to as “Amsterdam”) an undivided percentage ownership interest in the pool of receivables Funding acquires from the transferor subsidiaries. At June 30, 2008, the balance in receivables sold by the transferor subsidiaries to Funding totaled $109.3 million, of which $59.7 million was sold to Amsterdam in the form of the purchased participation interest, resulting in a subordinated retained interest held by Funding with a fair value of $48.9 million.

The receivables sale agreement contains cross default provisions with the company’s debt agreements. In June 2008, the company obtained a waiver under the agreement which, due to a default under the company’s Credit Agreement at May 31, 2008, would have otherwise prevented Funding from purchasing additional receivables from the transferor subsidiaries. In July 2008, the receivables sale agreement was amended resulting in the elimination of the two-year extension option described above and reducing the program size to $75.0 million. Extension of the program beyond the expiration of the initial term in September 2008 will be allowed only upon consent of ABN. In the event that ABN elects not to extend financing beyond the initial term, the program will enter into a termination phase. During this phase, all collections on receivables owned by Funding will be remitted to ABN up to the outstanding amount of ABN’s purchased participating interest along with any outstanding fees. If the program is not extended, there would be no further sales of receivables under this program and cash flows from operations would decrease compared to periods where the current program is ongoing.

For the three month and six month periods ended June 30, 2008, the company incurred losses in connection with the sale of receivables under the Program of $1.4 million and $3.1 million, respectively, along with interest income accreted on the collections of receivables of $0.7 million and $1.6 million, respectively. The net of both

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

items for the three month and six month periods ended June 30, 2008, was $0.7 million and $1.5 million, respectively, representing the net expense associated with the company’s securitization program for the applicable periods which is included in other income, net, in the Condensed Consolidated Statements of Operations. There were no corresponding charges in the prior year as the program had not been implemented during that period.

Inventories, net of allowance for obsolete inventories and supplies, consist of the following:

	June 30,	December 31,
	2008	2007
	(In millions)

Raw materials	$64.1	$69.6
Work-in-process	14.9	12.8
Finished goods (1)	193.2	200.6
Materials and supplies, net	72.6	67.0

Total inventories	$344.8	$350.0

(1)	Includes $28.7 million and $20.8 million in inventory on consignment to others at June 30, 2008, and December 31, 2007, respectively.

Property, plant and equipment, net, consist of the following:

	June 30,	December 31,
	2008	2007
	(In millions)

Land	$84.1	$83.8
Buildings	176.3	167.3
Machinery and equipment	1,856.2	1,798.6
Construction-in-progress	28.7	38.3
Other	89.8	88.0

Property, plant and equipment, gross	2,235.1	2,176.0
Less accumulated depreciation	(1,404.2)	(1,327.1)

Property, plant and equipment, net	$830.9	$848.9

Other long-term assets consist of the following:

	June 30,	December 31,
	2008	2007
	(In millions)

Receivable from the U.S. Department of Energy	$19.2	$16.1
Investments in equity method investees	20.9	21.3
Receivables from insurers	20.9	15.3
Debt issuance costs, net	9.5	8.4
Prepaid pension cost	45.6	46.5
Intangible asset — proprietary technology (1)	57.3	55.2
Other	3.0	5.9

Total other long-term assets	$176.4	$168.7

(1)	Associated with the company’s reportable pigment segment.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued liabilities consist of the following:

	June 30,	December 31,
	2008	2007
	(In millions)

Employee-related costs and benefits	$38.7	$37.6
Reserves for environmental remediation and restoration — current portion	92.0	94.9
Sales rebates	17.6	23.3
Other	38.9	41.9

Total accrued liabilities	$187.2	$197.7

Other long-term liabilities consist of the following:

	June 30,	December 31,
	2008	2007
	(In millions)

Reserve for uncertain tax positions	$77.8	$69.7
Pension and postretirement obligations	47.9	77.6
Asset retirement obligations (1)	35.1	32.9
Reserve for workers’ compensation and general liability claims	15.8	16.6
Other (1)	17.6	22.1

Total other long-term liabilities	$194.2	$218.9

(1)	Includes reclassification of the company’s long term obligation to rehabilitate the mine used in its Australian operations from “Other” to “Asset retirement obligations.”

Goodwill and intangible assets

During the second quarter of 2008, the company performed its annual impairment review of its goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” Due to continued cost escalations and compressed margins, the company has determined that the goodwill reflected in the pigment segment is impaired and has reflected a $13.5 million charge in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2008. The analysis indicated no impairment to the company’s indefinite-lived intangible assets related to proprietary technology.

Fair value measurement

As stated in Note 2, Basis of Presentation and Accounting Policies, the company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities effective January 2008. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In measuring fair value on a recurring basis, the company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Financial assets and liabilities carried at fair value as of June 30, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3
	(In millions)

Assets
Foreign currency derivatives	$—	$1.1	$—
Natural gas forward contracts	—	3.3	—
Interest rate swap derivatives	—	0.1	—
Subordinated retained interest in accounts receivable (1)	—	—	$48.9

Total assets at fair value	$—	$4.5	$48.9

Liabilities
Foreign currency derivatives	$—	$0.2	$—
Natural gas forward contracts	—	—	—
Interest rate swap derivatives	—	0.9	—

Total liabilities at fair value	$—	$1.8	$—

(1)	Level 3 inputs were used to calculate an unrealized fair value loss of $0.7 million subsequently subtracted from the face value of receivables to obtain the fair value of the subordinated retained interest related to the company’s account receivable securitization program.

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

5.	Summarized Combined Financial Information of Affiliates

The company has investments in Basic Management, Inc. and Subsidiaries (a corporation in which the company has an approximate 31% interest, whose combined financial statements include The LandWell Company, L.P., a limited partnership in which the company has an approximate 29% direct interest). The company’s share in the net earnings of these investees is disclosed in Note 3. Summarized unaudited income statement information of the significant investees is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)

Departmental revenues	$3.0	$8.9	$4.7	$16.8
Departmental income (loss)	(0.4)	5.2	(1.6)	9.4
Income (loss) before taxes	(0.7)	5.2	(1.9)	9.4
Net income (loss)	(0.6)	4.4	(1.5)	8.1

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Work Force Reduction

On May 22, 2008, the company announced an involuntary work force reduction program as part of its ongoing efforts to reduce costs. As a result of the program, the company’s U.S. work force was reduced by 31 employees. An additional 38 positions that were vacant prior to the work force reduction will not be filled. There were no costs associated with the elimination of vacant positions. The program was substantially completed as of June 30, 2008.

Qualifying employees terminated under this program were eligible for special termination benefits under the company’s pension plan along with severance payments. In connection with the program, the company incurred pretax charges of $1.5 million for severance and other employee related costs and $2.7 million for special termination benefits under its pension plan. These charges are included in restructuring charges in the Condensed Consolidated Statements of Operations. The total charge attributable to the company’s reportable pigment segment was nil as the restructuring charges were primarily attributable to “corporate and nonoperating sites” (see Note 15). Of the total provision for severance and other employee related costs of $1.5 million, $0.8 million was paid in the second quarter with remaining balance of $0.7 million at June 30, 2008, reflected in accrued liabilities in the Condensed Consolidated Balance Sheets.

7.	Debt

As discussed below, following a waiver and amendment of potential non-compliance, the company classified debt as current as of June 30, 2008. Debt outstanding at June 30, 2008, and December 31, 2007, consisted of the following:

	June 30,	December 31,
	2008	2007
	(In millions)

9.5% Senior Unsecured Notes due December 2012	$350.0	$350.0
Variable-rate term loan due in installments through November 2011	121.1	126.9
Revolving credit facility available through November 2010	69.0	—
Variable-rate note payable due in installments through July 2014	—	7.9

Total debt	540.1	484.8
Less: Long-term debt due in one year	(10.3)	(9.2)
Less: Long-term debt classified as current	(529.8)	—

Total long-term debt	$—	$475.6

The terms of the credit agreement provide for customary representations and warranties, affirmative and negative covenants, and events of default. In February 2008, the company requested and obtained approval for an amendment to the 2008 and 2009 financial covenants. On June 27, 2008, the company received a waiver for a potential default on the Consolidated Total Leverage Ratio (as defined) for the fiscal quarter ended June 30, 2008. In July 2008, the company obtained approval for an amendment to the Consolidated Total Leverage ratio (as defined) for the second, third and fourth quarters of 2008. The limitations on capital expenditures have not been modified and are $130 million in 2008 and $100 million in 2009 and thereafter. We incurred amendment fees of approximately $2.5 million for each of the amendments in February 2008 and July 2008. These costs will be amortized over the remaining life of the debt. The margin applicable to LIBOR borrowings at June 30, 2008 was 350 basis points. Because the company’s Consolidated Quarterly Leverage Ratio (as defined) at June 30, 2008, exceeded 4.25x, the margin increased by 50 basis points for the third quarter of 2008 to 400 basis points effective July 1, 2008. Due to a downgrade on the company’s debt rating on July 31, 2008, the margin increased by an additional 50 basis points on that date and is currently 450 basis points for the remainder of the third quarter of 2008.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Total Leverage Ratio and the Interest Coverage Ratio as specified under the company’s credit agreement, as amended.

	Consolidated	Consolidated
	Total	Interest
	Leverage Ratio	Coverage Ratio

Fiscal Quarter Ended
June 30, 2008	5.20:1	1.00:1
September 30, 2008	5.55:1	0.80:1
December 31, 2008	5.35:1	0.80:1
March 31, 2009	4.50:1	1.25:1
June 30, 2009	4.35:1	1.25:1
September 30, 2009	3.90:1	1.75:1
December 31, 2009	3.50:1	1.75:1

The company was in compliance with its financial covenants at June 30, 2008, following the waiver and subsequent amendment. Under these circumstances, accounting guidance requires the company to demonstrate that it is not probable that the company will be in default on its financial covenants in the next twelve months in order for the company to classify its debt as noncurrent obligations. Due to the continued uncertainty of the economic environment, the company is unable to demonstrate such compliance with reasonable certainty over the next twelve months and hence the outstanding balances on the company’s credit agreement have now been classified as current obligations. The company’s senior notes contain cross default provisions such that if a default on the credit agreement were to occur and remain uncured, this would trigger a default on the senior notes as well. As a result, the entire $350.0 million balance on the senior notes has been classified as a current obligation as well.

The achievement of the company’s forecasted results is critical to remaining in compliance with the financial covenants. Future compliance with the covenants may be adversely affected by various economic, financial and industry factors. In the event of any future noncompliance with any covenants, we would seek to negotiate further amendments to the applicable covenants or to obtain waivers from our lenders. If we are unable to obtain amendments or waivers, noncompliance with the covenants would constitute an event of default under the credit agreement, allowing the lenders to accelerate repayment of any outstanding borrowings and/or to terminate their commitments to the credit facility.

In January 2008, the company elected to redeem its Australian dollar denominated variable-rate note payable by paying the outstanding principal balance and applicable interest.

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have $540.1 million in borrowings at June 30, 2008 and have experienced significant losses for the year ended December 31, 2007, and the six months ended June 30, 2008, and continue to generate negative cash flows from operations. If we were to continue to generate losses and negative cash flows, this would raise substantial doubt about our ability to continue as a going concern and we may need to seek alternative financing arrangements. Our ability to continue as a going concern will depend upon our ability to generate positive cash flows, restructure our capital structure including, among other alternatives, refinancing our outstanding indebtedness and mitigating the legacy environmental liabilities carried by the company. Failure to address these issues could result in, among other things, the depletion of available funds and our not being able to pay our obligations when they become due, as well as possible defaults under our debt obligations. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Comprehensive income (loss)

Comprehensive income (loss), net of taxes, consists of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)

Net loss	$(34.4)	$(21.2)	$(34.6)	$(30.6)
After tax changes in:
Foreign currency translation adjustments	(1.8)	3.6	18.8	6.9
Cash flow hedge activity:
Unrealized gain (loss)	2.1	(0.6)	3.9	0.4
Reclassification adjustments	(1.3)	—	(1.5)	0.8
Benefit plan activity:
Amortization of net actuarial loss	0.5	0.8	0.9	1.7
Amortization of net prior service cost	(1.2)	0.3	(2.3)	0.5
Partial settlement on nonqualified pension plan	0.9	—	0.9	—
Postretirement benefit plan changes	17.6	—	17.6	—
Valuation allowance on deferred tax (1)	0.6	—	1.0	—

Total comprehensive income (loss)	$(17.0)	$(17.1)	$4.7	$(20.3)

(1)	A valuation allowance on certain deferred tax assets of the U.S. consolidated group was recognized in the year ending December 31, 2007. In 2008, the valuation allowance was adjusted for changes in comprehensive income items in which a valuation allowance was previously established.

9.	Income Taxes

The reconciliation of the federal statutory rate to the effective income tax rate applicable to loss from continuing operations is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

U.S. statutory tax rate	35.0%	35.0%	35.0%	35.0%
Increases (decreases) resulting from —
Taxation of foreign operations	(10.5)	(17.0)	(8.6)	(19.6)
State income taxes	(0.2)	(4.5)	(0.3)	(2.1)
Valuation allowances	17.3	(30.1)	14.2	(23.8)
Prior year accrual adjustments	(5.5)	—	(0.8)	—
Changes in unrecognized tax benefits	(3.7)	(29.7)	(4.9)	(20.3)
Other — net	0.9	(5.2)	(0.1)	(2.2)

Effective income tax rate	33.3%	(51.5)%	34.5%	(33.0)%

The company recorded changes to the valuation allowances of certain U.S. and foreign deferred tax assets during the three month and six month periods ended June 30, 2008, due to changes in the unrecognized prior service

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost component of the company’s postretirement plan as well as current year changes to deferred tax assets and deferred tax liabilities.

The company adopted the provisions of FIN 48 as of January 1, 2007. The gross amount of unrecognized tax positions at June 30, 2008, was $58.7 million, compared to $54.6 million at December 31, 2007. The change during the quarter was primarily related to foreign currency translation, tax rate differentials on a timing issue, and interest accruals. Excluded from the balances are valuation allowances and indirect tax benefits which net to $2.9 million and $2.6 million at June 30, 2008, and December 31, 2007, respectively. At June 30, 2008, the net benefit associated with approximately $60.1 million of the reserve for unrecognized tax benefits, if recognized, would affect the effective income tax rate. The equivalent amount at December 31, 2007, was $55.6 million.

As a result of ongoing negotiations with tax authorities, it is reasonably possible that the company’s gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $15.8 million.

The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months and six months ended June 30, 2008, the company recognized approximately $1.0 million and $2.6 million, respectively, in gross interest and penalties in the Condensed Consolidated Statement of Operations. As of December 31, 2007, the company had approximately $12.6 million accrued for the gross payment of interest and penalties. The equivalent amount at June 30, 2008, was $15.8 million, including the effects of foreign currency translation.

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents pretax loss from discontinued operations by type of cost and total after-tax loss from discontinued operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)

Environmental provisions/(reimbursements) (1)	$2.4	$(1.2)	$0.2	$0.3
Litigation provisions, legal and other costs (1)	2.1	3.2	3.1	2.3

Total pretax loss	4.5	2.0	3.3	2.6
Tax benefit (2)	—	(0.8)	—	(1.0)

Total after-tax loss	$4.5	$1.2	$3.3	$1.6

(1)	Environmental provisions, litigation provisions, legal and other costs are allocated to discontinued operations primarily on a specific identification basis. Other costs are primarily comprised of insurance and ad valorem taxes.

(2)	The tax provision on 2008 income from discontinued operations was offset by an adjustment to a previously established valuation allowance. As a result, no income tax provision has been recognized on 2008 loss from discontinued operations.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Retirement Plans

The following table presents the components of net periodic pension and postretirement cost and total retirement expense for the periods indicated:

	Retirement		Postretirement
	Plans		Plans
	Three Months Ended June 30,
	2008	2007	2008	2007
		(In millions)

Service cost	$2.0	$3.0	$0.1	$0.4
Interest cost	7.5	7.1	0.8	2.1
Expected return on plan assets	(9.2)	(9.9)	—	—
Net amortization —
Prior service cost (credit)	0.7	0.7	(2.5)	(0.3)
Net actuarial loss	0.6	0.8	0.2	0.5

Sub-total net periodic cost	1.6	1.7	(1.4)	2.7
Settlement loss (1)	1.2	—	—	—
Special termination benefits (2)	2.7	—	—	—

Total retirement expense	$5.5	$1.7	$(1.4)	$2.7

(1)	The 2008 settlement loss is associated with a partial settlement of a U.S. nonqualified pension plan and is discussed below.

(2)	The 2008 special termination benefits are associated with the work force reduction program announced by the company and discussed in Note 6.

	Retirement		Postretirement
	Plans		Plans
	Six Months Ended June 30,
	2008	2007	2008	2007
		(In millions)

Service cost	$4.2	$5.9	$0.3	$0.8
Interest cost	15.0	14.1	1.6	4.2
Expected return on plan assets	(18.4)	(19.7)	—	—
Net amortization —
Prior service cost (credit)	1.4	1.4	(5.1)	(0.6)
Net actuarial loss	1.1	1.7	0.3	0.9

Sub-total net periodic cost	3.3	3.4	(2.9)	5.3
Settlement loss (1)	1.2	—	—	—
Special termination benefits (2)	2.7	—	—	—

Total retirement expense	$7.2	$3.4	$(2.9)	$5.3

(1)	The 2008 settlement loss is associated with a partial settlement of a U.S. nonqualified pension plan and is discussed below.

(2)	The 2008 special termination benefits are associated with the work force reduction program announced by the company and discussed in Note 6.

The company is obligated under the Master Separation Agreement (“MSA”) to maintain the Material Features (as defined in the employee benefits agreement of the MSA) of the U.S. postretirement plan without change for a period of three years following the Distribution date. During the third quarter of 2007, the company announced that

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective April 1, 2009, certain features will change, including the cost-sharing provisions between the company and plan participants, life insurance benefits and certain retirement eligibility criteria. This announcement resulted in a plan remeasurement, which was performed by the company’s actuary in August 2007. A new discount rate of 6.25% was selected by management for this remeasurement due to changes in certain economic indicators since the previous measurement as of December 31, 2006. The remeasurement reduced the company’s postretirement benefit obligation by $93.1 million, impacted the unrecognized prior service cost component of other comprehensive income by $47.7 million, net of taxes, and impacted the unrecognized actuarial loss component of other comprehensive income by $10.3 million, net of taxes.

On June 30, 2008, the company announced additional changes to the cost-sharing provisions between the company and plan participants to take effect beginning on April 1, 2009. This announcement resulted in a plan remeasurement, which was performed by the company’s actuary in June 2008. A new discount rate of 6.75% was selected by management for this remeasurement due to changes in certain economic indicators since the previous measurement as of December 31, 2007. The remeasurement reduced the company’s postretirement benefit obligation by $28.2 million. The changes in plan benefits impacted the unrecognized prior service cost component of other comprehensive income by $13.4 million, net of taxes, and the change in the discount rate assumption along with the change in claims estimates impacted the unrecognized actuarial loss component of other comprehensive income by $4.2 million, net of taxes. The remeasurement will reduce 2008 estimated annual net periodic cost by approximately $2.1 million in the second half of 2008.

In 2008, lump sum payments under the company’s U.S. nonqualified pension plan were made as a result of certain employee retirements. The total amount of lump sum payments was sufficiently large to require the company to record a partial settlement on that plan in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS No. 88”). The partial settlement resulted in a plan remeasurement, which was performed by the company’s actuary in June 2008. A new discount rate of 6.75% was selected by management for this remeasurement due to changes in certain economic indicators since the previous measurement as of December 31, 2007. The remeasurement reduced the company’s projected benefit obligation by $0.3 million and impacted the unrecognized actuarial loss component of other comprehensive income by $0.2 million, net of taxes. In addition, the company recorded a settlement loss of $1.2 million recognized in expense for the three and six months ended June 30, 2008, in the accompanying Condensed Consolidated Statements of Operations.

Effective January 1, 2008, the company’s U.S. pension plan was amended to reflect certain changes, including prospective changes to retirement eligibility criteria, early retirement factors and the final average pay calculation. These changes are reflected in the company’s financial statements as a reduction in the service cost component of net periodic cost for 2008 and future periods. The company estimates that the changes will resulted in lower expense of approximately $0.9 million for the first half 2008.

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

January 2008
Assumptions

Grant-date share price	$7.48
Exercise price	$7.48
Risk-free interest rate	3.47%
Expected dividend yield (1)	2.67%
Expected volatility	36%
Expected life (years)	6.2
Per-unit fair value of options granted	$2.31

(1)	Awards subsequent to those issued in January 2008 will incorporate revised assumptions on the expected dividend yield as a result of the suspension of quarterly dividends announced by the company in May 2008.

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

For the three months ended June 30, 2008 and 2007, compensation expense related to all stock-based awards, totaled $1.1 million and $1.8 million, respectively. For the six months ended June 30, 2008 and 2007, compensation expense related to all stock-based awards totaled $2.2 million and $4.9 million, respectively.

13.	Contingencies

The following table summarizes the contingency reserve balances, provisions, payments and settlements for the six months ended June 30, 2008, as well as balances, accruals and receipts of reimbursements of environmental costs from other parties.

		Reserves for
	Reserves for	Environmental	Reimbursements
	Litigation	Remediation (1)	Receivable (2)
	(In millions)

Balance, December 31, 2007	$9.6	$188.8	$67.6
Provisions/accruals	—	10.2	9.5
Payments/settlements	—	(15.2)	(14.0)

Balance, June 30, 2008	$9.6	$183.8	$63.1

(1)	Provisions for environmental remediation and restoration include $4.0 million related to the company’s former thorium compounds manufacturing, uranium and refining operations. These charges are reflected in the Condensed Consolidated Statements of Operations as a component of loss from discontinued operations (net of taxes).

(2)	Accruals for environmental remediation and restoration reimbursements include $3.8 million related to the company’s former thorium compounds manufacturing, uranium, nuclear and refining operations, which are reflected in the Condensed Consolidated Statements of Operations as a component of loss from discontinued operations (net of taxes).

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

The table below presents environmental reserve provisions during the six-month period ending June 30, 2008 and reserve balances as of that date, for major sites, followed by discussion of those major sites. Although actual costs may differ from current estimates reflected in the reserve balances, the amount of any further revisions in remediation costs cannot be reasonably estimated at this time.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Provisions/Accruals	Reserve	Reimbursement
	for the	Balance at	Receivable at
	Six Months Ended	June 30,	June 30,
Location of Site	June 30, 2008	2008	2008
	(Millions of dollars)

Henderson, Nevada (1)	$6.2	$27.3	$26.3
West Chicago, Illinois	0.2	49.2	19.2
Ambrosia Lake, New Mexico	—	7.9	—
Crescent, Oklahoma	—	9.1	—
Manville, New Jersey	—	35.0	17.5
Sauget, Illinois	—	5.6	—
Cleveland, Oklahoma (2)	3.8	7.1	—
Cushing, Oklahoma	—	9.0	—
Jacksonville, Florida	—	4.8	—
Riley Pass, South Dakota	—	1.5	—
Other sites	—	27.3	0.1

Total of all sites with reserves	$10.2	$183.8	$63.1

(1)	A $6.2 million provision was recorded in the second quarter of 2008 for the Henderson Environmental Conditions Assessment (ECA) with a corresponding reimbursement receivable of $5.6 million.

(2)	A $3.8 million provision was recorded in the second quarter of 2008 for a reassessment of soil volumes to be disposed of subsequent to discovery of asbestos impacted material at the site.

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A separate consent agreement reached in 1996 with the NDEP also requires Tronox LLC to conduct an Environmental Conditions Assessment (“ECA”) to test for various potential contaminants at the site. The ECA is ongoing and NDEP has required a two-phase characterization of all potential source areas on the site. The second phase of the site investigation including preparation of a risk assessment is expected to be completed by mid-2009. The $6.2 million reserve provision shown above covers increased costs for the expanded soil and groundwater investigation required by NDEP. NDEP has conditionally approved five of six work plans submitted by Tronox. Results of testing may lead to further site characterization and remediation, the costs of which, if any, are not currently included in the financial reserves discussed below.

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

At June 30, 2008, the company had received $18.3 million of cost reimbursement under the insurance policy, and expects that an estimated aggregate cleanup cost of $88.6 million less the $62.3 million self-insured retention to be covered by the policy (for a net amount of $26.3 million in potential reimbursement). The company believes that additional reimbursement of approximately $26.3 million is probable, and, accordingly, has recorded a receivable in the financial statements for that amount.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Closed Facility — Pursuant to agreements reached in 1994 and 1997 among Tronox LLC, the City of West Chicago and the State regarding the decommissioning of the closed West Chicago facility, Tronox LLC has substantially completed the excavation of contaminated soils and has shipped those soils to a licensed disposal facility. Surface restoration was completed in 2004, except for areas designated for use in connection with the Kress Creek and Sewage Treatment Plant remediation discussed below. Groundwater remediation is expected to continue for approximately six years. Groundwater monitoring is expected to continue for approximately ten years.

Vicinity Areas — The EPA has listed four areas in the vicinity of the closed West Chicago facility on the NPL and has designated Tronox LLC as a PRP in these four areas. Tronox LLC has substantially completed remedial work for three of the areas (known as the Residential Areas, Reed-Keppler Park and the Sewage Treatment Plant). In June 2007, a Chicago-area newspaper published articles suggesting that certain Residential Area properties were not cleaned up adequately in the 1980s or the 1990s. The company believes the cleanup of a significant portion of the Residential Area properties to be adequate, as the EPA was involved indirectly in the cleanup. One property has been found to require additional assessment and cleanup. The company is currently completing cleanup of this property under an approved EPA workplan. The EPA is in the process of verifying the work done on the remaining residential properties. The company has established a reserve for the work that has been identified. Future requirements that may result from the planned EPA work cannot be estimated at this time.

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

Government Reimbursement — Pursuant to Title X, the U.S. Department of Energy (the “DOE”) is obligated to reimburse the company for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility’s production was dedicated to U.S. government contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government’s full share of West Chicago cleanup costs. Through June 30, 2008, the company had been reimbursed approximately $315.5 million under Title X.

Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged the company’s clean-up expenditures. As of June 30, 2008, the government’s share of costs incurred by the company but not yet reimbursed by the DOE totaled approximately $19.2 million, which includes $3.4 million accrued in 2008. The company received $11.3 million from the government in April 2008 and believes that receipt of the remaining $19.2 in due course is probable and has reflected that amount as a receivable in the financial statements. The company will recognize recovery of the government’s share of future remediation costs for the West Chicago sites as it incurs the cash expenditures.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although actual costs may differ from current estimates, the amount of any revisions in remediation costs, if any, cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (“Title X”).

Ambrosia Lake, New Mexico

From the late 1950s until 1988, the company operated a uranium mining and milling operation at Ambrosia Lake near Grants, New Mexico, pursuant to a license issued by the Atomic Energy Commission (the “AEC”), now the Nuclear Regulatory Commission (the “NRC”). When the operation was sold, the company retained responsibility for certain environmental conditions existing at the site, including mill tailings, selected ponds and groundwater contamination related to the mill tailings and unlined ponds. Since 1989, the unaffiliated current owner of the site, Rio Algom Mining LLC (“Rio Algom”), has been decommissioning the site pursuant to the license issued by the NRC. Mill tailings, certain impacted surface soils and selected pond sediments have been consolidated in an onsite containment unit. Under terms of the sales agreement, which included provisions capping the liability of Rio Algom, the company became obligated to solely fund the remediation for the items described above when total expenditures exceeded $30 million, which occurred in late 2000. A decommissioning plan for the remaining impacted soil was submitted by Rio Algom to the NRC in January 2005 and was approved in July 2006. The soil decommissioning plan will take about three years to complete. The NRC has recently mandated additional erosion controls to protect the main tailings pile. This additional work will lengthen the time to complete NRC requirements to mid-2009. Groundwater treatment was discontinued after approval by the NRC in February 2006; however, closure of an associated permit issued by the state of New Mexico is still pending. The state of New Mexico has recently raised issues about certain non-radiological constituents in the groundwater at the site. Discussions regarding these issues are ongoing, and resolution could affect remediation costs and/or delay ultimate site closure.

In addition to those remediation activities described above for which reserves have been established, as described below, Rio Algom is investigating soil contamination potentially caused by past discharge of mine water from the site, for which no reserve has been established.

Litigation — On January 18, 2006, Rio Algom filed suit against Tronox Worldwide LLC in the U.S. District Court for the District of New Mexico. The suit seeks a determination regarding responsibility for certain labor-related and environmental remediation costs. Though Rio Algom seeks no specific amount in its complaint, it has asserted that future groundwater remediation costs for which it believes Tronox Worldwide LLC has responsibility could be as much as $128 million. Tronox Worldwide LLC believes these costs are hypothetical and unsupportable. Discovery has been completed. Past efforts to reach a settlement have not been successful. No trial date has been set. The company has not provided a reserve for this lawsuit beyond the above-mentioned remediation reserve because at this time, the probability of a loss and the amount of loss, if any, cannot be reasonably estimated.

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

As a follow-up to a July 2007 mediation session, another meeting was held on November 28, 2007, with the mediator, the EPA, the DOJ, the New Jersey Attorney General’s office and the NJ DEP to discuss the remedy utilized by the government to clean up the site. Following this meeting, the DOJ and the EPA discussed the next steps with the mediator and it was agreed that the EPA and DOJ would continue to focus on their evaluation of other PRPs and would submit a response (either in writing or in another meeting) to the issues we raised in the November mediation session. On February 4, 2008, a meeting between the above-referenced parties was held in Washington, D.C. to discuss EPA’s initial responses to Tronox comments and other issues. On January 16, 2008, the EPA issued a second 104(e) request to Tronox seeking information and documents related to Kerr-McGee’s restructuring of its chemical, legacy and oil and gas entities in 2001 and 2002, Kerr-McGee attempted sale and eventual spin-off of its legacy and chemical businesses, and the Master Separation Agreement between the two companies. The EPA issued an identical request for information to Anadarko Petroleum Corporation for Kerr-McGee. The company has responded to the EPA’s request for information.

On November 14, 2007, two members of the U.S. Senate requested the U.S. Government Accountability Office (“GAO”) investigate EPA’s cleanup of the site. On November 28, 2007, the GAO accepted the request and indicated it would begin its investigation around February 1, 2008. On April 30, 2008, Tronox received notice that the general contractor for the Manville remediation project has sued its subcontractors and project manager for fraud, bribery and other improprieties related to the work done at the site.

The EPA, the DOJ, Tronox and Anadarko Petroleum Corporation have agreed to extend the tolling agreement to August 29, 2008. Discussion is continuing through the mediator. If the mediation is unsuccessful, we intend to vigorously defend against the EPA’s claim.

MSA Reimbursement — As of June 30, 2008, the company had a receivable of $17.5 million representing 50% of the settlement amount that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contribute at or before the time the settlement, if accepted, becomes payable. The receivable has been reflected in accounts receivable in the accompanying Consolidated Balance Sheets.

Sauget, Illinois

From 1927 to 1969, Tronox LLC operated a wood-treatment plant on a 60-acre site in the Village of Sauget (formerly known as Monsanto) in St. Clair County, Illinois. Operations on the property resulted in the contamination of soil, sediment, surface water and groundwater at the site with creosote and other substances used in wood treating. In 1988, Tronox LLC entered into a court-approved consent order with the Illinois Attorney General and Illinois Environmental Protection Agency. The investigation and feasibility study for soil and sediments required by the order are complete. Pond sediment removal was completed in 2007, with final pond closure expected to be completed in 2008. Waste disposal and additional groundwater investigation are expected to be conducted in 2009.

Cleveland, Oklahoma

Triple S Refining Corporation (“Triple S”), formerly known as Kerr-McGee Refining Corporation, owned and operated a petroleum refinery near Cleveland, Oklahoma, until the facility was closed in 1972. In 1992, Triple S entered into a Consent Order with the Oklahoma Department of Health (later, the ODEQ), which addresses the remediation of air, soil, surface water and groundwater contaminated by hydrocarbons and other refinery related materials. Facility dismantling and several interim remedial measures have been completed. In 2006, the ODEQ approved the remedial design for soil and waste remediation, which includes construction of an on-site disposal cell. Triple S is currently conducting a reassessment of the expected soil volumes that will require placement in the previously approved disposal cell. This reassessment was required due to additional findings of asbestos impacted material. This evaluation and other associated project requirements resulted in a reserve provision of $3.8 million in the second quarter of 2008. The proposed disposal cell is anticipated to be constructed in 2009. A feasibility study of groundwater remedial measures is under review by the ODEQ. Duration of remedial activities currently cannot be estimated.

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Jacksonville, Florida

In 1970, Tronox LLC purchased a facility in Jacksonville, Florida, that manufactured and processed fertilizers, pesticides and herbicides. Tronox LLC closed the facility in 1978. In 1988, all structures were removed, and Tronox LLC began site characterization studies. In 2000, Tronox LLC entered into a consent order with the EPA to conduct a remedial investigation and a feasibility study. The remedial investigation was completed and submitted to the EPA in August 2005. A feasibility study was submitted to the EPA in October 2006. The study recommended site soil remediation and excavation, site capping and limited groundwater remediation. The EPA requested additional sediment data be collected to support the site recommendation. A sediment analysis plan has been prepared and was submitted in August 2007 to respond to the EPA’s request. The analysis work plan was approved by the EPA in January 2008. Sampling of most of the river sediments was completed in the first quarter of 2008.

The EPA is currently completing a final review of the site feasibility study and has created a proposed plan that describes the remediation options for the site to the public. This document was published by the EPA in June 2008 and a public meeting has been held. The EPA’s preferred alternative for remediation of the site adds a bulkhead structure to contain any impacted sediments in the river and includes a perimeter slurry wall. The company believes that any potential increased costs for these additions to the site remedy will be offset by reduced costs for soil disposal and shoreline capping. The EPA is expected to finalize a site Record of Decision by the end of 2008.

Riley Pass, South Dakota

The site consists of a series of natural bluffs where the company conducted mining for uranium in the early to mid 1960s. The uranium was located in a lignite coal bed which was extracted after the overburden materials were removed. The bluff locations are mostly contained on properties owned by the federal government and managed by the U.S. Forest Service. In February 2007, the company entered into a Settlement Agreement and Consent Order with the Forest Service that requires the company to conduct an assessment of the site and to evaluate any required remedial actions needed to address contaminated soils or to prevent soil erosion. The company prepared a work plan to assess the site soils, conduct vegetation studies, evaluate archeological sites and to generate a preliminary pre-design report. This work plan and subsequent submittals have been approved by the Forest Service. Data collected as part of the approved work plans have identified areas where soils exceed a cleanup threshold that requires the material to be excavated and placed into engineered disposal cells. A reserve had been made for such work in 2007. Final design plans for the cells and the procedures for excavating and transporting the material to the cells will be submitted to the Forest Service for approval in late 2008. Additional plans and design details will continue to be evaluated in 2008 to identify any other work required at the site.

Other Sites

In addition to the sites described above, the company is responsible for environmental costs related to certain other sites. These sites relate primarily to wood treating, chemical production, landfills, mining, and oil and gas refining, distribution and marketing. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. One such site is a site in Hanover, Massachusetts, which has a reserve balance of $0.2 million at June 30, 2008. Evaluations are ongoing concerning the possible extent of any future remediation and the company’s share of costs, if any, cannot be reasonably estimated at this time. In addition, the company and the other PRPs assert that most, if not all, of the impacts to the site were a result of the activities done under Department of Defense (“DOD”) control which would reduce the company’s percentage of responsibility. Negotiations with the DOD are ongoing.

Master Separation Agreement

Pursuant to the MSA (which recites that it binds successors), Kerr-McGee will reimburse the company for a portion of the environmental remediation costs it incurs and pays (net of any cost reimbursements it recovers or

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expects to recover from insurers, governmental authorities or other parties). The reimbursement obligation extends to costs incurred at any site associated with any of the company’s former businesses or operations.

With respect to any site for which the company has established a reserve as of the effective date of the MSA, 50% of the remediation costs the company incurs in excess of the reserve amount (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. With respect to any site for which the company has not established a reserve as of the effective date of the MSA, 50% of the amount of the remediation costs the company incurs and pays (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. At June 30, 2008, the company had a receivable of $17.6 million, primarily representing 50% of the settlement offer the company made related to the New Jersey wood-treatment site as described above that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable.

Kerr-McGee’s aggregate reimbursement obligation to the company cannot exceed $100 million and is subject to various other limitations and restrictions. For example, Kerr-McGee is not obligated to reimburse the company for amounts it pays to third parties in connection with tort claims or personal injury lawsuits, or for administrative fines or civil penalties that the company is required to pay. Kerr-McGee’s reimbursement obligation also is limited to costs that the company actually incurs and pays within seven years following the completion of the IPO. As of June 30, 2008, Kerr-McGee has reimbursed the company $3.4 million under this arrangement.

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

Forest Products Litigation

The company is defending a number of lawsuits related to three former wood-treatment plants in Columbus, Mississippi; Avoca, Pennsylvania; and Texarkana, Texas. All of these lawsuits seek recoveries under a variety of common law and statutory legal theories for personal injuries and/or property damages allegedly caused by exposure to and/or release of chemicals used in the wood-treatment process, primarily creosote. The company currently believes that claims asserted in these lawsuits are without substantial merit and is vigorously defending them, except where reasonable resolutions can be achieved.

At Columbus, Mississippi, the consolidated federal case, which had been set for the initial trial of two plaintiffs in November 2007, was stricken from the court’s docket so that the parties could pursue mediation. On October 3, 2007, the judge entered an order dismissing the consolidated litigation without prejudice, limiting future litigation to individual cases that are not settled through mediation. In December 2007, negotiations on the terms of a mediation agreement concluded with the execution of a mediation agreement. The first mediation hearing, for the

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

two plaintiffs who were set for trial in 2007, is set for August 26, 2008. The second hearing, for eleven plaintiffs who claim brain cancer, is set for October 6, 2008. The venue of the Maranatha Faith Center property damage lawsuit was transferred in February 2008 from Columbus to Starkville, Mississippi. Mediation is scheduled for September 2, 2008, and trial is set for October 27, 2008.

At Avoca, Pennsylvania, 35 state court lawsuits were filed in 2005 by over 4,000 plaintiffs. The plaintiffs have classified their claims into various alleged disease categories. In September 2005, the judge ordered that discovery and the first trial will focus on plaintiffs who allege pre-cancerous skin lesions. The first trial was scheduled for August 2007, but in May 2007 the parties agreed on arbitration as an alternative to this litigation. The judge approved arbitration and placed the lawsuits on an inactive docket. The first arbitration hearing, to address plaintiffs who claim pre-cancerous skin lesions, was conducted from October 1 — 10, 2007, with a single arbitrator to decide whether plaintiffs’ claims should be compensated. On April 18, 2008, the arbitrator entered nine individual awards which together total $0.2 million. The company challenged one award and paid the other eight awards in June 2008. The second arbitration hearing for plaintiffs claiming skin cancer is set for August 5, 2008.

At Texarkana, Texas, the six plaintiffs and the insurer in Jeans v. Tronox reached an agreement in principle to settle in January 2008. The agreement was confirmed in writing by plaintiff’s counsel on March 4, and the final settlement agreement was approved by plaintiff’s counsel on June 26, 2008. The case is in the process of being dismissed. It is expected that the settlement will be fully funded by the insurer.

Financial Reserves — As of June 30, 2008, the company had reserves of $8.9 million related to certain forest products litigation. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time. The company currently believes that the ultimate resolution of this forest products litigation is not likely to have a material adverse effect on the company.

Savannah Plant

On September 8, 2003, the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”) issued a unilateral Administrative Order to our subsidiary, Tronox Pigments (Savannah) Inc., claiming that the Savannah plant exceeded emission allowances provided for in the facility’s Title V air permit. On October 8, 2003, Tronox filed an Administrative Appeal of the Administrative Order. On September 19, 2005, the EPD rescinded the Administrative Order and filed a Withdrawal of Petition for Hearing on Civil Penalties. Accordingly, the proceeding on the merits of the Administrative Order and the administrative penalties were dismissed, without prejudice. After dismissal of the Administrative Order, representatives of the EPD, the EPA and Tronox continued with their discussions regarding a resolution of the alleged violations, with the EPA taking the lead role in these discussions. On December 6, 2006, the EPA informed Tronox Pigments (Savannah) Inc. that it had submitted a civil referral to the U.S. Department of Justice (the “DOJ”) with respect to the air quality issues and for matters stemming from an EPA led Resource Conservation and Recovery Act (“RCRA”) Compliance Evaluation Inspection (“CEI”) that occurred in January 2006. Prior to the filing of any formal action, the DOJ has agreed to a series of settlement negotiations to determine if the matter can be resolved. Discussions with the EPA, EPD and the DOJ, have focused on proposed compliance measures that may be required at the Savannah Plant and appropriate civil penalties. Tronox Pigments (Savannah) Inc. provided the EPA with data related to its position on the proposed civil penalties. The EPA is now reviewing the data submitted. Discussions regarding the offer of settlement and compromise are ongoing.

On March 10, 2008, the parties entered into an amended agreement to toll the statute of limitations, which expired on July 31, 2008. Discussions with the EPA continue. If we are unable to reach a resolution of this matter through this process, we will vigorously defend against the EPA’s claims.

Financial Reserves — As of June 30, 2008, the company had reserves of $0.6 million related to Savannah plant emission litigation. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Table Mountain Site

On June 20, 2007, Cyprus Amax Minerals Company and Amax Research Development, Inc. filed a lawsuit against Tronox Incorporated in Colorado’s Federal District Court seeking a claim of contribution and cost recovery under CERCLA. Kerr-McGee Oil Industries, Inc. at one time owned and operated the site now known as the Amax R & D Site. The company’s operations at the site consisted of an acid-leach pilot plant and solvent extraction of uranium and potash ores. During its operations, the company generated a small quantity of tailings on-site. In 1965, the property was sold to the Colorado School of Mines Research Foundation (n/k/a Colorado School of Mines Research Institute (“CSMRI”). In 1969, CSMRI sold the property to Cyprus Amax Minerals Company. Cyprus Amax generated, relocated and stored other wastes on-site including Chromium, Yttrium and radioactive wastes. For several years, Cyprus Amax conducted an environmental response and cleanup action at the site. In 1998, Cyprus Amax sent a demand letter for cost recovery to Tronox and the parties subsequently entered into a tolling agreement with regard to the claims. Under that agreement, Cyprus Amax was to provide information for Tronox to use in analyzing the claims and discussing settlement. No such information was provided and, as a result, no meaningful settlement discussions occurred and the tolling agreement was terminated. To preserve its claims, Cyprus Amax filed this action. The plaintiffs claim that they have already spent in excess of $11 million in remediation costs and that Tronox is responsible for a portion of the costs. Based on historical records, there are substantial uncertainties about the plaintiff’s claim for remediation costs and the amount, if any, attributable to Tronox. Discovery and settlement discussions in the case are ongoing.

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

At June 30, 2008, the company had outstanding letters of credit in the amount of approximately $70.6 million. These letters of credit have been granted by financial institutions to support our environmental clean-up costs and miscellaneous operational and severance requirements in international locations.

The company has entered into certain agreements that require it to indemnify third parties for losses related to environmental matters, litigation and other claims. No material obligations are presently known and, thus, no reserve has been recorded in connection with such indemnification agreements.

During the first quarter of 2008, the company’s Australian joint venture has entered into new long-term contracts for the supply of process chemicals and utilities. The impact of these new contracts, which are for periods ranging from five to ten years, increased the company’s commitments under purchase obligations beginning in 2009 by a total of $39.3 million and increased operating lease payments by a total of $49.3 million compared to the amounts disclosed in the company’s 2007 Annual Report on Form 10-K .

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Reporting by Business Segment and Geographic Locations

The company has one reportable segment representing the company’s pigment business. The pigment segment primarily produces and markets TiO2 and has production facilities in the United States, Australia, Germany and The Netherlands. The pigment segment also includes heavy minerals production operated through our joint venture. The heavy minerals production is integrated with our Australian pigment plant, but also has third-party sales of minerals not utilized by the company’s pigment operations. Electrolytic and other chemical products (which does not constitute a reportable segment) represents the company’s other operations which are comprised of electrolytic manufacturing and marketing operations, all of which are located in the United States. Segment performance is evaluated based on segment operating profit (loss), which represents results of segment operations before considering general expenses, environmental provisions, and land sales; interest and debt expense; other income, net, and income tax provision.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Net sales
Pigment	$374.4	$340.2	$696.0	$655.6
Electrolytic and other chemical products	29.4	26.3	56.9	50.0

Total net sales	$403.8	$366.5	$752.9	$705.6

Operating profit (loss)
Pigment (1)	$(42.3)	$3.7	$(45.3)	$11.2
Electrolytic and other chemical products (2)	0.8	0.6	2.5	(0.2)

	(41.5)	4.3	(42.8)	11.0
Provision for environmental remediation and restoration	(0.5)	(1.4)	(0.5)	(1.6)
Gain on land sales	(12.4)	—	(17.7)	—
Corporate and nonoperating sites (3)	(3.2)	(4.4)	(4.0)	(8.9)

Total operating profit (loss)	(32.8)	(1.5)	(29.6)	0.5
Interest and debt expense	(12.7)	(12.4)	(25.0)	(24.7)
Other income, net	0.7	0.7	6.8	2.4
Income tax benefit (provision)	14.9	(6.8)	16.5	(7.2)

Loss from continuing operations	$(29.9)	$(20.0)	$(31.3)	$(29.0)

(1)	The three and six months ended June 30, 2008, includes goodwill impairment of $13.5 million as described in Note 4.

(2)	The three and six months ended June 30, 2008, includes restructuring charges of $0.3. million related to the company’s work force reduction described in Note 6.

(3)	The three and six months ended June 30, 2008, includes restructuring charges of $3.9 million related to the company’s work force reduction described in Note 6.

16.	Related Party Transactions

Tronox conducted transactions with Exxaro Australia Sands Pty Ltd (“Exxaro”), the other 50% partner in the Tiwest Joint Venture. The company purchased raw materials used in its production of TiO2 and also purchased Exxaro’s share of TiO2 produced by the Tiwest Joint Venture. The company also provided administrative services and product research and development activities which were reimbursed by Exxaro. The company made total net payments of $58.7 million and $54.5 million during the six months ended June 30, 2008 and 2007, respectively, for these activities and had a net payable to Exxaro totaling $35.2 million at June 30, 2008. Additionally, the outstanding note payable to Exxaro with a balance of $7.9 million at December 31, 2007, was paid off in January 2008 along with applicable interest of $0.8 million.

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

General Factors Affecting the Results of Operations

Operating results in the first half 2008 were unfavorably impacted by, among other reasons, significant increases in process chemical, energy and transportation costs, unplanned production difficulties and a non-cash impairment charge related to goodwill. These adverse effects were partially offset by demand increases in Asia and gains on land sales.

We experienced productions difficulties at our Kwinana, Western Australia, and Uerdingen, Germany, TiO2 facilities during the second quarter. The Tiwest Joint Venture TiO2 facility in Kwinana experienced production difficulties after a planned shutdown. The shutdown had to be extended due to operational difficulties and subsequent challenges that arose during start-up of the plant. We also experienced processing difficulties at our Uerdingen facility following a planned maintenance outage that resulted in reduced production volumes and higher costs. The impact of the Kwinana and Uerdingen difficulties was approximately $11 million (pretax) in the second quarter.

We reduced our U.S. salaried work force by approximately 13% or 69 positions of which approximately half of the positions had already been vacated this year. In addition, we suspended our employee cash bonus incentive plan and 401(k) matching contribution program. Our second quarter charge for the work force reduction was $4.2 million (pretax) related to severance and special termination benefits.

Our Tiwest TiO2 facility was impacted by the June 3, 2008, fire and subsequent shutdown of Apache’s Varanus Island natural gas processing facility. The facility continued to produce by securing short-term natural gas supplies at increased costs. The increased cost for the natural gas as a result of the Apache shutdown was approximately $2 million pretax in the second quarter. We expect a similar impact for the third quarter as the TiO2 facility has been purchasing their natural gas requirements at these increased pricing levels for the month of July. We are in the process of pursuing insurance recovery, and our insurance carrier has provided initial acceptance of the claim although we have not finalized the amount that may be recovered.

In the first half of 2008, we have made the following announcements:

•	We, along with our 50% joint venture partner, a subsidiary of Exxaro Resources Limited, have given final approval for the expansion of the Tiwest TiO2 pigment plant in Kwinana, Western Australia, which was announced last year. The project, which will increase the plant’s current annual capacity from 110,000 tonnes per year to approximately 150,000 tonnes per year is expected to cost approximately A$100 million. Construction is expected to begin in 2008, subject to appropriate regulatory approvals, with the additional capacity expected to come on line in early 2010. The joint venture partners have signed an agreement under which Exxaro will provide funding for the expansion. Tronox has the option to contribute its share of the capital at its discretion throughout the project and until a date two years after commissioning, which will be taken into account when calculating its final interest in the expanded production.

•	We signed a definitive agreement with RTI International Metals, Inc. under which RTI will purchase titanium tetrachloride (TiCl4) from our Hamilton, Mississippi, titanium dioxide plant. The TiCl4 will be used in the manufacture of titanium sponge at a new plant that RTI will build adjacent to our Hamilton facility. We expect to generate annual operating profits from TiCl4 sales and incremental cost savings in the range of $12 million to $15 million once the plant reaches full production. RTI estimates the plant will come on line in 2010, ramping up production over the next several years.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Total net sales were $403.8 million during the three months ended June 30, 2008, an increase of 10.2% from the 2007 period. The following table presents net sales for the periods indicated:

	Three Months Ended
	June 30,
	2008	2007	$ Change
	(In millions)

Net sales
Pigment	$374.4	$340.2	$34.2
Electrolytic and other chemical products	29.4	26.3	3.1

Total	$403.8	$366.5	$37.3

Pigment segment net sales increased $34.2 million, or 10.1%, to $374.4 million during the three months ended June 30, 2008, from $340.2 million during the three months ended June 30, 2007. The increase was primarily due to higher TiO2 and minerals sales volumes, favorable foreign currency rate changes and increased sales prices for minerals and acid. Partially offsetting these increases were lower TiO2 selling prices. While the foreign exchange impact was an increase to sales of approximately $17.2 million, higher overall prices and volumes increased sales by approximately $17.0 million.

Electrolytic and other chemical products net sales increased $3.1 million, or 11.8%, to $29.4 million during the three months ended June 30, 2008, from $26.3 million during the three months ended June 30, 2007. The increase was primarily due to higher sales prices for sodium chlorate and an improved mix of higher end EMD products over the prior year.

Gross margin decreased $29.8 million to $0.2 million during the three months ended June 30, 2008, from $30.0 million during the three months ended June 30, 2007. Gross margin percentage decreased to nil during the three months ended June 30, 2008, from 8.2% during the three months ended June 30, 2007. Higher costs, including shipping and handling costs and changes in foreign currency rates were the primary reasons. Costs were higher during the period due to increased process chemical, energy and transportation costs as well as production difficulties at our Uerdingen and Kwinana TiO2 plants, both after planned maintenance outages. In addition, the Kwinana facility experienced significantly higher natural gas costs during the quarter due to a fire and subsequent shutdown of Apache’s Varanus Island natural gas processing facility. Partially offsetting the higher costs were improved pricing mainly on minerals and acid products. While production and shipping and handling costs accounted for a $34.1 million decrease in gross margin, improved pricing and volumes provided an offset of $8.3 million. The net foreign currency rate impact reduced gross margin by $4.0 million.

Selling, general and administrative expenses decreased $2.8 million, or 9.3%, to $27.2 million during the three months ended June 30, 2008, from $30.0 million during the three months ended June 30, 2007. The decrease was mainly due to the reversal of variable compensation related costs and lower employee benefit costs partially offset by unfavorable foreign currency rate changes.

Total operating loss for the three months ended June 30, 2008, was $41.5 million, a decrease of $45.8 million from the 2007 period. The following table presents operating profit (loss), with a reconciliation to consolidated loss from continuing operations before income taxes, for the periods indicated:

	Three Months Ended
	June 30,
	2008	2007	$ Change
	(In millions)

Operating profit (loss)
Pigment	$(42.3)	$3.7	$(46.0)
Electrolytic and other chemical products	0.8	0.6	0.2

Subtotal	(41.5)	4.3	(45.8)
Provision for environmental remediation and restoration	(0.5)	(1.4)	0.9
Gain on land sales	12.4	—	12.4
Corporate and nonoperating sites	(3.2)	(4.4)	1.2

Total operating loss	(32.8)	(1.5)	(31.3)
Interest and debt expense	(12.7)	(12.4)	(0.3)
Other income, net	0.7	0.7	—

Loss from continuing operations before income taxes	$(44.8)	$(13.2)	$(31.6)

Pigment segment operating profit decreased $46.0 million to a loss of $42.3 million during the three months ended June 30, 2008, from a profit of $3.7 million during the three months ended June 30, 2007. The decrease was mainly due to increased process chemical, energy and transportation costs, production difficulties at the Uerdingen and Kwinana plants, an impairment charge for goodwill of $13.5 million, and unfavorable foreign currency rate changes of $5.0 million, partially offset by higher selling prices and volumes.

Electrolytic and other chemical products businesses operating profit increased $0.2 million to $0.8 million during the three months ended June 30, 2008, from a profit of $0.6 million during the three months ended June 30, 2007. The increase was primarily due to improved pricing and product mix but was partially offset by increased energy, restructuring and freight costs.

Corporate and nonoperating sites improved $1.2 million to a loss of $3.2 million for the three months ended June 30, 2008, versus a loss of $4.4 million during the three months ended June 30, 2007. The improvement was primarily due to lower selling, general and administrative expenses partially offset by a restructuring charge of $3.9 million related to a reduction in force implemented during the quarter.

Gain on land sales during the three months ended June 30, 2008, was $12.4 million compared to nil during the three months ended June 30, 2007 as there were no such transactions during the prior period. Properties sold include a parcel of land in Henderson, Nevada, and a parcel of land in Oklahoma City, Oklahoma.

Interest and debt expense increased $0.3 million to $12.7 million during the three months ended June 30, 2008, from $12.4 million during the three months ended June 30, 2007. The increase was primarily related to a decrease in the amount of interest capitalized due to lower capital expenditures in the current period.

Other income, net was $0.7 million during both the three months ended June 30, 2008, and the three months ended June 30, 2007.

The effective income tax rate was 33.3% for the three months ended June 30, 2008, compared to (51.5)% for the three months ended June 30, 2007. The income tax benefit for the quarter was favorably impacted as a result of income in taxing jurisdictions where income tax expense was fully offset by reductions to previously recognized valuation allowances. The increase in benefit was more than offset by the impact of losses in foreign jurisdictions with an effective income tax rate lower than the U.S. statutory rate, additional accruals under FIN 48 provisions, and prior year accrual adjustments.

Loss from discontinued operations increased $3.3 million, to $4.5 million during the three months ended June 30, 2008, from $1.2 million during the three months ended June 30, 2007. The change was primarily attributable to provisions required in 2008 related to additional environmental reserves for a former refinery site due primarily to increased soil disposal costs.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Total net sales were $752.9 million during the six months ended June 30, 2008, an increase of 6.7% from the 2007 period. The following table presents net sales for the periods indicated:

	Six Months Ended
	June 30,
	2008	2007	$ Change
	(In millions)

Net sales
Pigment	$696.0	$655.6	$40.4
Electrolytic and other chemical products	56.9	50.0	6.9

Total	$752.9	$705.6	$47.3

Pigment segment net sales increased $40.4 million, or 6.2%, to $696.0 million during the six months ended June 30, 2008, from $655.6 million during the six months ended June 30, 2007. The increase was primarily due to higher TiO2 volumes, favorable changes from foreign currency rates and increased prices and volumes of acid. While the foreign currency impact was an increase to sales of approximately $30.2 million, prices and volumes resulted in an increase to sales of approximately $10.2 million.

Electrolytic and other chemical products businesses net sales increased $6.9 million, or 13.8%, to $56.9 million during the six months ended June 30, 2008, from $50.0 million during the six months ended June 30, 2007. Sales increased due to higher sales prices for sodium chlorate, higher volumes for boron specialties and an improved mix of higher end manganese dioxide products.

Gross margin decreased $41.5 million, or 61.8%, to $25.7 million during the six months ended June 30, 2008, from $67.2 million during the six months ended June 30, 2007. Gross margin percentage decreased to 3.4% during the six months ended June 30, 2008, from 9.5% during the six months ended June 30, 2007. Higher costs, including shipping and handling costs and changes in foreign currency rates were the primary reasons. Costs were higher during the period due to increased process chemical, energy and transportations costs as well as production difficulties at our Uerdingen and Kwinana TiO2 plants, both after planned maintenance outages. In addition, the Kwinana facility experienced significantly higher natural gas costs, during the quarter, due to a fire and subsequent shutdown of Apache’s Varanus Island natural gas processing facility. Higher production and freight costs reduced gross margin by $38.2 million while the net foreign exchange impact further reduced gross margin by $6.8 million.

Selling, general and administrative expenses decreased $10.2 million, or 15.7%, to $54.8 million during the six months ended June 30, 2008, from $65.0 million during the six months ended June 30, 2007. The decrease was mainly due to lower employee related costs including salaries and variable compensation, as well as reduced employee benefit costs. Lower salaries and benefit costs are primarily the result of the company’s cost reduction efforts while reduced variable compensation is the result of suspension of the cash incentive compensation plan for the remainder of the year.

The total operating loss was $29.6 million for the six months ended June 30, 2008, a decrease of $30.1 million from the 2007 period. The following table presents operating profit (loss), with a reconciliation to consolidated income (loss) from continuing operations before income taxes, for the periods indicated:

	Six Months Ended
	June 30,
	2008	2007	$ Change
	(In millions)

Operating profit (loss)
Pigment	$(45.3)	$11.2	$(56.5)
Electrolytic and other chemical products	2.5	(0.2)	2.7

Subtotal	(42.8)	11.0	(53.8)
Provision for environmental remediation and restoration	(0.5)	(1.6)	1.1
Gain on land sales	17.7	—	17.7
Corporate and nonoperating sites	(4.0)	(8.9)	4.9

Total operating profit (loss)	(29.6)	0.5	(30.1)
Interest and debt expense	(25.0)	(24.7)	(0.3)
Other income, net	6.8	2.4	4.4

Income (loss) from continuing operations before income taxes	$(47.8)	$(21.8)	$(26.0)

Pigment segment operating profit decreased $56.5 million, to a loss of $45.3 million during the six months ended June 30, 2008, from a profit of $11.2 million during the six months ended June 30, 2007. The decrease was mainly due to higher production and shipping and handling costs, an impairment charge for goodwill of $13.5 million and unfavorable foreign currency rate changes of $9.1 million, partially offset by an increase in volume.

Electrolytic and other chemical products operating profit increased $2.7 million to a profit of $2.5 million during the six months ended June 30, 2008, from a loss of $0.2 million during the six months ended June 30, 2007. The improvement was primarily driven by increased sales due to higher prices for sodium chlorate and an improved mix of higher end manganese dioxide products. While pricing and product mix was better, increased energy, restructuring and freight costs partially offset these gains.

Corporate and nonoperating sites improved $4.9 million to a loss of $4.0 million for the six months ended June 30, 2008, versus a loss of $8.9 million during the six months ended June 30, 2007. The improvement was primarily due to lower selling, general and administrative expenses partially offset by a restructuring charge of $3.9 million related to a reduction in force implemented during the second quarter. Lower selling, general and administrative expenses were mainly due to lower employee related costs including salaries and variable compensation, as well as reduced benefit costs.

Gain on land sales for the six months ended June 30, 2008, was $17.7 million compared to nil during the six months ended June 30, 2007 as there were no such transactions during the prior period. Properties sold include several parcels of land in Henderson, Nevada, a former terminal site in Mobile, Alabama, several former gas station sites and a parcel of land in Oklahoma City, Oklahoma.

Interest and debt expense increased $0.3 million, or 1.2% percent, to $25.0 million during the six months ended June 30, 2008, from $24.7 million during the six months ended June 30, 2007. The increase was primarily related to a decrease in the amount of interest capitalized due to lower capital expenditures in the current period.

Other income, net, increased $4.4 million to $6.8 million during the six months ended June 30, 2008, from $2.4 million during the six months ended June 30, 2007. The change was mainly due to foreign currency gains in 2008 compared to losses in 2007 offset by lower income from equity affiliates and the loss on sale of receivables from our securitization program that has been ongoing in the current period but had not been implemented in the prior period.

The effective income tax rate was 34.5% for the six months ended June 30, 2008, compared to (33.0)% for the six months ended June 30, 2007. The income tax benefit for the six month period was favorably impacted as a result of income in taxing jurisdictions where income tax expense was fully offset by reductions to previously recognized valuation allowances. The increase in benefit was more than offset by the impact of losses in foreign jurisdictions with an effective income tax rate lower than the U.S. statutory rate, additional accruals under FIN 48 provisions, and prior year accrual adjustments.

Loss from discontinued operations increased $1.7 million to $3.3 million during the six months ended June 30, 2008, from $1.6 million during the six months ended June 30, 2007. The 2008 period includes a provision related to additional environmental reserves for a former refinery site due primarily to increased soil disposal costs. The 2007 period included provisions related to the company’s former forest products operations that were not required in 2008. Both periods include losses related to legal and environmental costs associated with our former forest products, thorium and refining operations.

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

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have $540.1 million in borrowings at June 30, 2008 and have experienced significant losses for the year ended December 31, 2007, and the six months ended June 30, 2008, and continue to generate negative cash flows from operations. If we were to continue to generate losses and negative cash flows, this would raise substantial doubt about our ability to continue as a going concern and we may need to seek alternative financing arrangements. Our ability to continue as a going concern will depend upon our ability to generate positive cash flows, restructure our capital structure including, among other alternatives, refinancing our outstanding indebtedness and mitigating the legacy environmental liabilities carried by the company. Failure to address these issues could result in, among other things, the depletion of available funds and our not being able to pay our obligations when they become due, as well as possible defaults under our debt obligations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.

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

We are in negotiations with interested parties for the sale of parcels of land which are 100% Tronox owned. During the first half of 2008, we sold two parcels of land in the Henderson, Nevada, along with other 100% owned properties that included a parcel of land in Oklahoma City, Oklahoma, a former terminal site in Mobile, Alabama and several former gas service stations. We recognized a gain of $17.7 million on these transactions during the first half of 2008.

Of cash and cash equivalents at June 30, 2008, $14.9 million was held in the U.S. and $8.4 million was held in other countries.

Cash Flows from Operating Activities.  Net cash flows from operating activities during the six months ended June 30, 2008, were a use of $38.6 million compared to a source of $14.1 million during the six months ended June 30, 2007. The $52.7 million decrease in cash flows from operating activities for the 2008 period was primarily due to the reduction in operating profit for the six months ended June 30, 2008, compared to the prior period as well as increased working capital resulting from reduced accounts payable and accrued liabilities. Accounts payable decreased primarily due to the timing of payments for ore shipments.

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

Cash Flows from Investing Activities.  Net cash from investing activities during the six months ended June 30, 2008, was a source of $2.3 million compared to a use of $33.8 million during the six months ended June 30, 2007. The increase in cash was due to lower capital expenditures coupled with proceeds from the sale of land in the current period.

Capital expenditures in the 2008 period were $15.6 million. Significant projects during the 2008 annual period include purchasing of anodes for the Hamilton, Mississippi, electrolytic facility, repairing the main oxidation floor at the Hamilton, Mississippi, pigment facility and replacing the waste handling system at the Uerdingen, Germany pigment facility. Capital expenditures in 2008 are expected to be in the range of $45 million to $48 million.

Capital expenditures in the 2007 period were $33.8 million. Significant projects during the 2007 period included upgrading the oxidation line and waste treatment facility at the Botlek, Netherlands, facility and process improvement projects at the Hamilton, Mississippi; Henderson, Nevada; Savannah, Georgia; and Uerdingen, Germany facilities.

Cash Flows from Financing Activities.  Net cash from financing activities was a source of $48.9 million during the six months ended June 30, 2008 compared to a use of $15.0 million for the six months ended June 30, 2007. Cash used in 2008 consisted of $4.2 million in dividend payments, $13.8 million for repayment of debt and $2.1 million of costs associated with the debt covenant modifications offset by borrowings under our revolver of $69.0 million. The cash used in 2007 consisted of $4.1 million in dividend payments, $12.0 million for repayment of long-term debt and costs of $0.3 million to modify debt. Proceeds from stock option exercises provided $1.4 million of cash in 2007.

Credit Agreement.  In November 2005, our wholly owned subsidiary, Tronox Worldwide LLC, entered into a senior secured credit facility. This facility consists of a $200 million six-year term loan facility and a five-year multicurrency revolving credit facility of $250 million. Interest on amounts borrowed under the senior secured credit facility is payable, at our election, at a base rate or a LIBOR rate, in each case as defined in the agreement. As of June 30, 2008, based on our credit ratings the margin applicable to LIBOR borrowings was 350 basis points.

The terms of the credit agreement provide for customary representations and warranties, affirmative and negative covenants, and events of default. Our primary financial covenants are a Total Leverage Ratio and an Interest Coverage ratio (both as defined in the credit agreement).

2008 Credit Agreement Covenant Amendments

In February 2008, we proactively requested and obtained approval for an amendment to the 2008 and 2009 financial covenants. This amendment was agreed to by our lenders and went into effect in the first quarter of 2008. During the second quarter, economic conditions, including escalating costs for process chemicals, energy and shipping and handling costs, as well as production difficulties at our Uerdingen and Kwinana TiO2 plants, made it doubtful that we would meet the amended covenants as of June 30, 2008. As a result, we requested and received a waiver on the Consolidated Total Leverage Ratio (as defined) under the credit agreement for the period of four consecutive fiscal quarters ending June 30, 2008. In July 2008, the company subsequently obtained approval to further amend the Consolidated Total Leverage Ratio covenant for the second, third and fourth quarter of 2008. The table below presents the approved requirements by quarter. The limitations on capital expenditures have not been modified and are $130 million in 2008 and $100 million in 2009 and thereafter. We incurred amendment fees of approximately $2.5 million for each of the amendments in February 2008 and July 2008. These costs will be amortized over the remaining life of the debt. The margin applicable to LIBOR borrowings at June 30, 2008 was 350 basis points. Because the company’s Consolidated Quarterly Leverage Ratio (as defined) at June 30, 2008, exceeded 4.25x, the margin increased by 50 basis points for the third quarter of 2008 to 400 basis points effective July 1, 2008. Due to a downgrade on the company’s debt rating on July 31, 2008, the margin increased by an additional 50 basis points on that date and is currently 450 basis points for the remainder of the third quarter of 2008.

The following table presents the Total Leverage Ratio and the Interest Coverage Ratio as specified by the financial covenants under the company’s credit agreement.

	Consolidated	Consolidated
	Total	Interest
	Leverage Ratio	Coverage Ratio

Fiscal Quarter Ended
June 30, 2008	5.20:1	1.00:1
September 30, 2008	5.55:1	0.80:1
December 31, 2008	5.35:1	0.80:1
March 31, 2009	4.50:1	1.25:1
June 30, 2009	4.35:1	1.25:1
September 30, 2009	3.90:1	1.75:1
December 31, 2009	3.50:1	1.75:1

The company was in compliance with its financial covenants at June 30, 2008, following the waiver and subsequent amendment. Under these circumstances, accounting guidance requires the company to demonstrate that it is not probable that the company will be in default on its financial covenants in the next twelve months in order for the company to classify debt as noncurrent obligations. Due to the continued uncertainty of the economic environment, the company is unable to predict with a reasonable level of certainty that we would be able to achieve our financial covenants in the first half of 2009. Therefore, the outstanding balances on the company’s credit agreement have been classified as current obligations. The company’s senior notes contain cross default provisions such that if a default on the credit agreement were to occur and remain uncured, this would trigger a default on the senior note as well. As a result, the entire $350.0 million balance on the senior notes has been classified as a current obligation.

Our ability to achieve the results needed to meet our covenants is subject to the risks discussed in Item 1A, “Risk Factors,” in our 2007 Annual Report on Form 10-K. Assumptions key to achieving the results include the realization of some of the pricing increases announced for 2008, meeting our Project Cornerstone cash cost reduction targets, maintaining normal operations at our production facilities, the impact from the outcome of the anti-dumping investigation on our electrolytic business, and maintaining our market share during a period of expected 3% global TiO2 demand growth. Further weakening of the U.S. economy and any resulting negative impact on the economic conditions in other regions, including the weakening of the U.S. dollar, could have a negative effect on our ability to achieve the needed results and covenant compliance. In looking at our projected results, we exclude land sales and the resultant debt repayment from land sales. As a result, the execution of land sales, and the resultant debt repayment, would increase the amount of cushion we are expecting in our analysis of covenant compliance. Management of our working capital, capital expenditures and legacy expenditures during this challenging period will also limit our cash requirements and create additional opportunities for cushion.

There can be no assurance that we will be in compliance with such covenants in the future. Future compliance with the covenants may be adversely affected by various economic, financial and industry factors. Management is currently exploring opportunities to refinance our debt and/or will continue to work with our lender group, as needed in the future, for any potential amendments. However, there can be no assurances that we would be successful in refinancing our debt or obtaining another amendment. If we were unable to obtain amendments or waivers, noncompliance with the covenants would constitute an event of default under the credit agreement, allowing the lenders to accelerate repayment of any outstanding borrowings and/or to terminate their commitments to the credit facility.

As of June 30, 2008, we had total debt of $540.1 million (including $69.0 million of borrowings on our revolving credit facility), cash and cash equivalents of $23.3 million and outstanding letters of credit issued under the credit facility in the amount of $69.7 million resulting in unused capacity under the revolving credit facility of $111.3 million. Although we had unused capacity, the amount available is subject to our financial covenants. Based on the amended total leverage ratio of 5.2:1, the total consolidated debt we were permitted to incur as of June 30, 2008, was $567.3 million. As a result, of the unused capacity of $111.3 million, $27.2 million was available for borrowings on that date. As of August 5, 2008, we had total debt of $544.9 million which included $84.0 million of borrowings on our revolving credit facility.

Senior Unsecured Notes.  Also concurrently with the IPO, Tronox Worldwide LLC and Tronox Finance Corp. issued $350 million in aggregate principal amount of 9 1/2% senior unsecured notes due 2012 in a private offering. Interest on the notes is payable on June 1 and December 1 of each year. During the second quarter of 2006, we registered these notes with the Securities and Exchange Commission (the “SEC”) and subsequently completed an exchange of all notes and guarantees for publicly tradable notes and guarantees having substantially identical terms on July 14, 2006. These notes are guaranteed by our material direct and indirect wholly owned domestic subsidiaries. If the repayment of any other indebtedness of the company is accelerated prior to its stated maturity, the senior notes may become due and payable by the trustee at the direction of at least 25% in the aggregate principle amount of the then outstanding notes.

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

At June 30, 2008, the balance in receivables sold by the transferor subsidiaries to Funding totaled $109.3 million, of which $59.7 million was sold to Amsterdam in the form of the purchased participation interest, resulting in a subordinated retained interest held by Funding with a fair value carrying amount of $48.9 million. The subordinated retained interest serves as over-collateralization on the purchased interest by Amsterdam and, thus, provides credit enhancement to the Program.

The receivables sale agreement contains cross default provisions with our debt agreements. In June 2008, we obtained a waiver under the agreement which, due to a default under our Credit Agreement at May 31, 2008, would have otherwise prevented Funding from purchasing additional receivables from the transferor subsidiaries. In July 2008, the receivables sale agreement was amended resulting in the elimination of the two-year extension option described above and reducing the program size to $75.0 million. Extension of the program beyond the expiration of the initial term in September 2008 will be allowed only upon consent of ABN. In the event that ABN elects not to extend financing beyond the initial term, the program would enter a termination phase. During this phase, all collections on receivables owned by Funding would be remitted to ABN up to the outstanding amount of ABN’s purchased participating interest along with any associated fees. If the program is not extended, there would be no further sales of receivables under this program and cash flows from operations would decrease compared to periods where the current program is ongoing requiring the company to seek alternative sources of financing.

Off-Balance Sheet Arrangements

We have entered into agreements that require us to indemnify third parties for losses related to environmental matters, litigation and other claims. We have recorded no material obligations in connection with such indemnification obligations as none are currently evaluated as probable of loss. In addition, pursuant to the MSA, we will be required to indemnify Kerr-McGee for all costs and expenses incurred by it arising out of or due to our environmental and other liabilities other than such costs and expenses reimbursable by Kerr-McGee pursuant to the MSA. At June 30, 2008, we had outstanding letters of credit in the amount of $70.6 million, of which $69.7 million was issued under our credit agreement. Along with $69.0 million of outstanding borrowings, the unused capacity under the revolving credit facility, notwithstanding our financial covenants, was $111.3 million. These letters of credit have been granted to us by financial institutions to support our environmental cleanup costs and miscellaneous operational and severance requirements in international locations.

Outlook

Overview

We experienced significant losses for the year ended December 31, 2007, and the six months ended June 30, 2008, and have generated negative cash flows from operations in the current year. If we were to continue to generate losses and negative cash flows, this could raise substantial doubt about our ability to continue as a going concern and we may need to seek alternative financing arrangements. Should this occur, debt or equity financing may not be available, when needed, on terms favorable to us or even available to us at all. Our ability to continue as a going concern will depend upon our ability to generate positive results and cash flows, restructure our capital structure, including, among other alternatives, refinancing our outstanding indebtedness and mitigating our environmental liabilities. Failure to address these issues could result in, among other things, the depletion of available funds and our not being able to pay our obligations when they become due, as well as possible defaults under our debt obligations.

We continue to focus on cash flow through the management of working capital, capital expenditures and legacy expenditures. Our results are subject to the risks discussed in Item 1A, “Risk Factors,” in our 2007 Annual Report on Form 10-K and is critical for us to be in compliance with the financial covenants.

We are evaluating all strategic options for the company, including mitigation of our environmental liabilities and capital restructuring. We have retained the investment banking firm Rothschild Inc. to further assist us in evaluating our strategic options for the business. This has been the most challenging business environment our company has faced and while we continue to make strides against difficult conditions, there is no assurance that we will be successful in pursuing alternatives and options, or that the current price increases we are implementing will offset continuing cost increases and other factors that the company is unable to predict and that are beyond our control. Even if we are successful with one or more strategic alternatives, we may not be able to fully address our many ongoing challenges and to maintain financial viability. If we continue to experience negative impacts on our operations, the company may need to seek relief under Chapter 11 of the United States Bankruptcy Code to allow the company to, among other things, restructure its capital structure and reorganize its business, including its environmental legacy issues.

Pigment

The remainder of 2008 will continue to be challenging with respect to increasing manufacturing costs. The ongoing escalation of energy costs coupled with broad inflationary pressures are expected to continue to negatively impact the company’s margins. To mitigate this pressure, we are aggressively pursuing sales price increases, fixed cost reductions and productivity improvements. We have announced and are in the process of implementing price increases. These increases are intended to help offset the significant increases in freight, energy and other input costs that the TiO2 industry has absorbed over the last two years. However, there can be no assurance that the current price increases will offset the continuing cost increases that the company is unable to predict and that depend on numerous factors beyond its control.

Demand for TiO2 continues to grow at historically high rates in the Asia Pacific region, with China and South Korea demand growing at double digit rates. European TiO2 demand is continuing at robust levels while weakening demand continues in the U.S. In North America, although demand is down from last year and is not projected to rebound significantly before the end of 2008, inventories have been reduced to seasonal averages due to the increased levels of exports into other regions. Given the softness in the North American market, we continue to manage the logistics of moving TiO2 into the higher demand regions. Although this strategy maintains our volumes, the longer supply chain incurs higher costs for shipping and handling as well as inventory carrying costs. We expect U.S. demand to begin recovering by year end 2008 into 2009, along with continued strength in Asia Pacific and Europe.

Electrolytic and other chemical products

The global EMD market remains challenged by excess supply that has resulted in antidumping investigations in Europe, Japan and the United States. In the United States, preliminary affirmative antidumping determinations were announced in March against imports from China and Australia, and final determinations are expected by September 2008. If antidumping orders are issued in the United States, they should have the effect of substantially insulating U.S. EMD producers from unfair trade practices, and lead to improved profitability for the U.S. EMD industry going forward.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FIN No. FAS 157-2 “Effective Date of FASB Statement No. 157” which amends SFAS No. 157 to defer its effective date to fiscal years beginning after November 15, 2008, and for interim periods within such years. The delayed effective date applies to all assets and liabilities except financial assets or financial liabilities (as defined). We adopted the provisions of SFAS. No. 157 for such assets and liabilities with no material impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the provisions of SFAS No. 160 to have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks, including credit risk, from fluctuations in foreign currency exchange rates, interest rate risk and natural gas prices. To reduce the impact of these risks on earnings and to increase the predictability of cash flows, from time to time, we enter into derivative contracts.

The U.S. dollar is the functional currency for our international operations, except for our European operations, for which the Euro is the functional currency. Periodically, we enter into forward contracts to buy and sell foreign currencies. These contracts generally have durations of less than two years. The following table presents the notional amounts at the contract exchange rates and the weighted-average contractual exchange rates for contracts to purchase (sell) foreign currencies at June 30, 2008. Changes in the fair value of these contracts are recorded in net income as a component of other income (expense).

	Notional	Weighted-Average
	Amount	Contract Rate
	(In millions)

Maturing in 2008 —
Euro	$(27.0)	1.5568
Australian dollar	38.4	0.9187
Maturing in 2009 —
Euro	(9.2)	1.5472
Australian dollar	6.8	0.9186

The fair value of foreign currency derivatives included in our Condensed Consolidated Balance Sheets was a net asset of $0.9 and a net liability of $0.1 million on June 30, 2008 and 2007, respectively.

To reduce the risk of fluctuations in natural gas prices and increase the predictability of cash flows, from time to time, we enter into financial derivative instruments that generally fix the commodity prices to be paid for a portion of our forecasted natural gas purchases. These contracts have been designated and qualified as cash flow hedges. As such, the resulting changes in fair value of these contracts, to the extent they are effective in achieving their risk management objective, are recorded in accumulated other comprehensive income. The fair value of natural gas contracts included in our Condensed Consolidated Balance Sheets was an asset of $3.3 million and a liability of $0.6 million on June 30, 2008 and 2007, respectively. These amounts will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., reported as cost of goods sold when inventory is sold).

The following table presents the forecasted percentage hedged and the weighted average price per MMBtu for contracts outstanding at June 30, 2008, to purchase natural gas for our U.S. operations.

		Average
		Contract Price
	% Hedged	$/MMBtu

Q3, 2008	40%	$8.02
Q4, 2008	20%	$8.53

We have three interest-rate swap contracts to hedge interest payments on three $25.0 million tranches of our variable-rate term loan. Two contracts mature in September 2009 with the third maturing in March 2009. The swaps exchange the variable LIBOR rate component for fixed rates of 4.83%, 4.59%, and 2.46%, respectively, on the three tranches. These contracts have been designated and qualify as cash flow hedges. As such, the resulting changes in fair value of these contracts are recorded in accumulated other comprehensive income. Settlement occurs concurrent with interest payments that are made on a quarterly basis where realized gains or losses are recognized as a component of interest expense. At June 30, 2008, the fair value of our interest rate swap contracts included in our Condensed Consolidated Balance Sheets was a net liability of $0.8 million.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report regarding Tronox Incorporated’s or management’s intentions, beliefs or expectations, or that otherwise speak to future events, are “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include those statements preceded by, followed by or that otherwise include the words “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “budget,” “goal,” “plans,” “objective,” “outlook,” “should,” or similar words. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the market value of Tronox Incorporated’s products, the ability to implement price increases, demand for consumer products for which Tronox Incorporated’s businesses supply raw materials, the market for materials that Tronox uses to produce TiO2, its inability to predict the prices of such raw materials, the market for debt and/or equity financing, the financial resources of competitors, changes in laws and regulations, the ability to respond to challenges in international markets, the ability to pursue and complete its strategic alternatives, changes in currency exchange rates, political or economic conditions in areas where Tronox Incorporated operates, trade and regulatory matters, general economic conditions, and other factors and risks identified in Tronox Incorporated’s U.S. Securities and Exchange Commission filings. Actual results and developments may differ materially from those expressed or implied in this Quarterly Report on Form 10-Q. Tronox Incorporated does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. Investors are urged to consider closely the disclosures in this Quarterly Report on Form 10-Q and the disclosures and risk factors in Tronox Incorporated’s Annual Report on Form 10-K.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Savannah Plant

On September 8, 2003, the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”) issued a unilateral Administrative Order to our subsidiary, Tronox Pigments (Savannah) Inc., claiming that the Savannah plant exceeded emission allowances provided for in the facility’s Title V air permit. On October 8, 2003, Tronox filed an Administrative Appeal of the Administrative Order. On September 19, 2005, the EPD rescinded the Administrative Order and filed a Withdrawal of Petition for Hearing on Civil Penalties. Accordingly, the proceeding on the merits of the Administrative Order and the administrative penalties was dismissed, without prejudice. After dismissal of the Administrative Order, representatives of the EPD, the EPA and Tronox continued with their discussions regarding a resolution of the alleged violations, with the EPA taking the lead role in these discussions. On December 6, 2006, the EPA informed Tronox Pigments (Savannah) Inc. that it had submitted a civil referral to the U.S. Department of Justice (the “DOJ”) with respect to the air quality issues and for matters stemming from an EPA led Resource Conservation and Recovery Act (“RCRA”) Compliance Evaluation Inspection (“CEI”) that occurred in January 2006. Prior to the filing of any formal action, the DOJ has agreed to a series of settlement negotiations to determine if the matter can be resolved. Tronox Pigments (Savannah) Inc. provided the EPA with data related to its position on the proposed civil penalties. The EPA is now reviewing the data submitted. Discussions regarding the offer of settlement and compromise are ongoing.

On March 10, 2008, the parties entered into an amended agreement to toll the statute of limitations, which expired on July 31, 2008. Discussions with the EPA continue. If we are unable to reach a resolution of this matter through this process, we will vigorously defend against the EPA’s claims.

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

As a follow-up to a July 2007 mediation session, another meeting was held on November 28, 2007, with the mediator, the EPA, the DOJ, the New Jersey Attorney General’s office and the NJ DEP to discuss the remedy utilized by the government to clean up the site. Following this meeting, the DOJ and the EPA discussed the next steps with the mediator and it was agreed that the EPA and DOJ would continue to focus on their evaluation of other PRPs and would submit a response (either in writing or in another meeting) to the issues we raised in the November mediation session. On January 16, 2008, the EPA issued a second 104(e) request to Tronox seeking information and documents related to Kerr-McGee’s restructuring of its chemical, legacy and oil and gas entities in 2001 and 2002, Kerr-McGee attempted sale and eventual spin-off of its legacy and chemical business, and the Master Separation Agreement between the two companies. The EPA issued an identical request for information to Anadarko Petroleum Corporation for Kerr-McGee. The company has completed its response to this request.

On November 14, 2007, two members of the U.S. Senate requested the U.S. Government Accountability Office (“GAO”) investigate EPA’s cleanup of the site. On November 28, 2007, the GAO accepted the request and indicated it would begin its investigation around February 1, 2008. On April 30, 2008, Tronox received notice that the general contractor for the Manville remediation project has sued its subcontractors and project manager for fraud, bribery and other improprieties related to the work done at the site.

The EPA, the DOJ, Tronox and Anadarko Petroleum Corporation have agreed to extend the tolling agreement to August 29, 2008. Discussion is continuing through the mediator. If the mediation is unsuccessful, we intend to vigorously defend against the EPA’s claim.

Table Mountain Site

On June 20, 2007, Cyprus Amax Minerals Company and Amax Research Development, Inc. filed a lawsuit against Tronox Incorporated in Colorado’s Federal District Court seeking a claim of contribution and cost recovery under CERCLA. Kerr-McGee Oil Industries, Inc. at one time owned and operated the site now known as the Amax R & D Site. The company’s operations at the site consisted of an acid-leach pilot plant and solvent extraction of uranium and potash ores. During its operations, the company generated a small quantity of tailings on-site. In 1965, the property was sold to the Colorado School of Mines Research Foundation (n/k/a Colorado School of Mines Research Institute (“CSMRI”). In 1969, CSMRI sold the property to Cyprus Amax Minerals Company. Cyprus Amax generated, relocated and stored other wastes on-site including Chromium, Yttrium and radioactive wastes. For several years, Cyprus Amax conducted an environmental response and cleanup action at the site. In 1998, Cyprus Amax sent a demand letter for cost recovery to Tronox and the parties subsequently entered into a tolling agreement with regard to the claims. Under that agreement, Cyprus Amax was to provide information for Tronox to use in analyzing the claims and discussing settlement. No such information was provided and, as a result, no meaningful settlement discussions occurred and the tolling agreement was terminated. To preserve its claims, Cyprus Amax filed this action. The plaintiffs claim that they have already spent in excess of $11 million in remediation costs and that Tronox is responsible for a portion of the costs. Based on historical records, there are substantial uncertainties about the plaintiff’s claim for remediation costs and the amount, if any, attributable to Tronox. Discovery and settlement discussions in the case are ongoing.

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

At Columbus, Mississippi, the Maranatha Faith Center filed a state court property damage lawsuit in 2000. The church filed bankruptcy in 2003 but continues to prosecute its lawsuit. Tronox LLC moved for change of venue due to adverse publicity in the Columbus community stemming from prior litigation and settlements. In September 2006, the judge agreed with Tronox LLC and ordered the transfer of venue. On February 6, 2008, the judge reassigned the case to another judge and transferred the trial from Columbus to Starkville, Mississippi. Mediation is scheduled for September 2, and trial is set for October 27, 2008. Also pending in Mississippi state courts are two cases with two local businesses alleging property damage. Pending in Mississippi federal court are 238 cases filed from 2002 to 2005 that have been consolidated for pretrial and discovery purposes. While many plaintiffs have been dismissed on motions filed by Tronox LLC, over 2,000 plaintiffs remain in the consolidated action. In January 2007, the judge granted the Tronox LLC severance motion, requiring each individual plaintiff’s case to be tried separately. However, the judge excepted from his severance order two plaintiffs (one with personal injuries and the other with property damage) who were set to be tried jointly later in 2007. These cases were subsequently stricken from the court’s trial docket so that the parties could pursue mediation. On October 3, 2007, the judge entered an order dismissing the consolidated litigation without prejudice, limiting future litigation to individual cases that are not settled through mediation. The first mediation hearing, for the two plaintiffs who were set for trial in 2007, is set for August 26, 2008. The second hearing, for eleven plaintiffs who claim brain cancer, is set for October 6, 2008.

At Avoca, Pennsylvania, 35 state court lawsuits were filed in 2005 by over 4,000 plaintiffs. The plaintiffs have classified their claims into various alleged disease categories. In September 2005, the judge ordered that discovery and the first trial will focus on plaintiffs who allege precancerous skin lesions. The first trial was scheduled for August 2007, but in May 2007 the parties agreed on arbitration as an alternative to this litigation. The judge approved arbitration and placed the lawsuits on an inactive docket. The first arbitration, to address plaintiffs who claim pre-cancerous skin lesions, was conducted from October 1-10, 2007, with a single arbitrator to decide whether plaintiffs’ claims should be compensated. On April 18, 2008, the arbitrator entered nine individual awards which together total $0.2 million. Tronox challenged one award and paid the other eight awards in June 2008. The second arbitration hearing for plaintiffs claiming skin cancer is set for August 5, 2008.

At Texarkana, Texas, three federal lawsuits were filed from 2004 to 2006. The five plaintiffs in May v. Tronox concluded settlement negotiations with the insurer for Tronox in April 2007, and the case was dismissed in June 2007. Similarly, in Avance v. Tronox, 27 plaintiffs reached settlements with the insurer in July, and the case was dismissed on October 12, 2007. In Jeans v. Tronox, six plaintiffs and the insurer reached an agreement in principle to settle in January 2008. The agreement was confirmed in writing by plaintiff’s counsel on March 4, and the final settlement agreement was approved by plaintiff’s counsel on June 26, 2008. The case is in the process of being dismissed. It is expected that the settlement will be fully funded by the insurer.

For a discussion of other legal proceedings and contingencies, including proceedings related to our environmental liabilities, see our Annual Report on Form 10-K for the year ended December 31, 2007, and Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The company’s Annual Report on Form 10-K for the year ended December 31, 2007, includes a listing of risk factors to be considered by investors in the company’s securities. In addition to those risk factors, the risk factors discussed below pertain to events in the current year.

The labor and employment laws in many jurisdictions in which we operate are more restrictive than in the U.S. Our relationship with our employees could deteriorate, which could adversely affect our operations

In the U.S., approximately 190 employees at our Savannah, Georgia, facility are members of a union and are subject to a collective bargaining arrangement that is scheduled to expire in May 2009. Approximately 43% of our employees are employed outside the U.S. In certain of those countries, such as Australia and the member states of the European Union, labor and employment laws are more restrictive than in the U.S. and, in many cases, grant significant job protection to employees, including rights on termination of employment. For example, in Germany and the Netherlands, by law some of our employees are represented by a works’ council, which subjects us to employment arrangements very similar to collective bargaining agreements.

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

If we are unsuccessful in pursuing our strategic initiatives, we may need to restructure our capital structure including under Chapter 11 of the U.S. Bankruptcy Code.

As previously announced, we continue to evaluate all strategic alternatives to improve the business and address ongoing challenges, including development opportunities, mitigation of legacy liabilities, capital restructuring, land sales and all other options available to us. We have hired a financial advisor, Rothschild Inc., to further assist in our evaluation of strategic alternatives. If we continue to experience negative impacts on our operations, the company may need to seek relief under Chapter 11 of the United States Bankruptcy Code to allow the company to, among other things, restructure its capital structure and reorganize its business, including its environmental legacy issues.

If we are unsuccessful in extending financing under our securitization program, which expires in September 2008, we would need to seek alternative sources of financing.

We executed an accounts receivable securitization program in September 2007 with an initial term of one year. The company has requested an extension of the initial program for another year, which will be allowed only upon consent of ABN. In the event that ABN elects not to extend financing beyond the initial term, the program will enter into a termination phase. During this phase, all collections on securitized receivables will be remitted to ABN up to the outstanding amount of ABN’s investment along with any outstanding fees. If the program is not extended, there would be no further sales of receivables under this program and cash flows from operations would decrease compared to periods where the current program is ongoing. Should this occur, we may need to seek alternative financing arrangements which may not be available, when needed, on terms favorable to us or even available to us at all. Failure to obtain alternative financing could result in, among other things, the depletion of available funds and our not being able to pay our obligations when they become due.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 annual meeting of stockholders was held on May 14, 2008. The following matters were voted upon at the 2008 annual meeting:

(1) The stockholders voted in favor of electing David G. Birney as director. There were 120,590,588 votes for the proposal; 19,813,169 votes against the proposal; and 6,134,408 abstentions.

(2) The stockholders voted in favor of electing Bradley C. Richardson as director. There were 120,600,489 votes for the proposal; 19,806,369 votes against the proposal; and 6,132,206 abstentions.

(3) The stockholders ratified the appointment of Ernst & Young LLP as the company’s independent auditors for 2008. There were 141,500,061 votes for the proposal; 1,746,745 votes against the proposal; and 3,291,359 abstentions.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1		Amended and restated Certificate of Incorporation of Tronox Incorporated (incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

3.2		Amended and Restated Bylaws of Tronox Incorporated (incorporated by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

10.1		Waiver to Credit Agreement, dated as of June 27, 2008, by and among Tronox Incorporated, Tronox Worldwide LLC, and Lehman Commercial Paper Inc, as administrative agent (in such capacity, the “Administrative Agent”) under that certain Credit Agreement dated November 28, 2005, as amended by First Amendment dated as of March 12, 2007 and as further amended by Second Amendment to Credit Agreement and First Amendment to guarantee and Collateral Agreement dated as of February 8, 2008 (incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2008).

10.2		Waiver Agreement, dated May 31, 2008, by and among Tronox Funding LLC as “Seller”, Tronox Worldwide LLC as “Collection Agent”, ABN AMRO Bank N.V., as agent for the Purchasers, the Committed Purchasers and Amsterdam Funding Corporation, as “Conduit”, to that Receivables Sale Agreement dated as of September 26, 2007 2008 (incorporated by reference to Exhibit 99.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2008).

10.3		Third Amendment to Credit Agreement and Second Amendment to Guarantee and Collateral Agreement, dated as of July 17, 2008, among Tronox Incorporated, Tronox Worldwide LLC, the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse, as joint lead arrangers and joint bookrunners, ABN AMRO Bank N.V., as syndication agent, JPMorgan Chase Bank, N.A. and Citicorp USA, Inc. as co-documentation agents and Lehman Commercial Paper Inc., as administrative agent, as amended by the First amendment dated as of March dated as of March 12, 2007, and as further amended by the Second Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement dated as of February 8, 2008 (as amended, the “Credit Agreement”) (incorporated by reference to Exhibit 99.1 of Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2008).

10	.4*	Executive Employment Agreement, dated July 15, 2008, by and between Dennis L. Wanlass and Tronox Incorporated.

10.5		First Amendment and Waiver of Receivables Sale Agreement, dated July 29, 2008, among Tronox Funding LLC, Tronox Worldwide LLC, Amsterdam Funding Corporation, and ABN AMRO Bank N.V. (incorporated by reference to Exhibit 99.1 of Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2008).

31	.1*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tronox Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2008.

Tronox Incorporated

By:	/s/ Thomas W. Adams
Name:     Thomas W. Adams

Title:	Chief Executive Officer

By:	/s/ Mary Mikkelson
Name:     Mary Mikkelson

Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Edward Ritter
Name:     Edward G. Ritter

Title:	Principal Accounting Officer