Form 10-Q
period 2008-09-30
TRONOX INC
filed 2008-11-07
CIK 1328910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, 18,556,127 shares of the company’s Class A common stock and 22,889,431 shares of the company’s Class B common stock were outstanding.

Tronox Incorporated

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TRONOX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net sales	$418.3	$363.1	$1,171.2	$1,068.7
Cost of goods sold	399.2	332.0	1,126.4	970.4

Gross margin	19.1	31.1	44.8	98.3
Selling, general and administrative expenses	30.3	27.8	85.1	92.8
Gain on land sales	(7.4)	(0.5)	(25.1)	(0.5)
Impairment of goodwill	—	—	13.5	—
Restructuring charges	—	9.6	4.2	9.6
Provision for environmental remediation and restoration, net of reimbursements	—	1.3	0.5	3.0

	(3.8)	(7.1)	(33.4)	(6.6)
Interest and debt expense	(13.9)	(12.8)	(38.9)	(37.5)
Other income (expense), net	(12.7)	1.7	(5.9)	4.1

Loss from continuing operations before income taxes	(30.4)	(18.2)	(78.2)	(40.0)
Income tax benefit (provision)	(9.5)	(0.5)	7.0	(7.7)

Loss from continuing operations	(39.9)	(18.7)	(71.2)	(47.7)
Income (loss) from discontinued operations, net of income tax benefit of nil, $0.1, nil and $1.1, respectively	2.0	(0.4)	(1.3)	(2.0)

Net loss	$(37.9)	$(19.1)	$(72.5)	$(49.7)

Loss per common share:
Basic —
Continuing operations	$(0.97)	$(0.46)	$(1.74)	$(1.17)
Discontinued operations	0.05	(0.01)	(0.03)	(0.05)

Net loss	$(0.92)	$(0.47)	$(1.77)	$(1.22)

Diluted —
Continuing operations	$(0.97)	$(0.46)	$(1.74)	$(1.17)
Discontinued operations	0.05	(0.01)	(0.03)	(0.05)

Net loss	$(0.92)	$(0.47)	$(1.77)	$(1.22)

Dividends declared per common share	$—	$0.05	$—	$0.10

Weighted average shares outstanding:
Basic	41.0	40.7	41.0	40.7
Diluted	41.0	40.7	41.0	40.7

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$55.7	$21.0
Accounts receivable, net	252.6	290.5
Inventories, net	313.7	350.0
Prepaid and other assets	21.7	23.6
Income tax receivable	0.5	4.3
Deferred income taxes	2.7	3.7

Total current assets	646.9	693.1
Property, plant and equipment, net	776.2	848.9
Goodwill	—	12.7
Other long-term assets	191.6	168.7

Total assets	$1,614.7	$1,723.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183.7	$234.9
Accrued liabilities	141.8	197.7
Long-term debt due within one year	1.1	9.2
Income taxes payable	6.7	6.4
Long-term debt classified as current	548.3	—

Total current liabilities	881.6	448.2

Noncurrent liabilities:
Deferred income taxes	44.4	57.2
Environmental remediation and/or restoration	134.2	93.9
Long-term debt	—	475.6
Other	177.3	218.9

Total noncurrent liabilities	355.9	845.6

Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity
Class A common stock, par value $0.01 — 100,000,000 shares authorized, 19,098,917 and 18,746,329 shares issued at September 30, 2008, and December 31, 2007, respectively	0.2	0.2
Class B common stock, par value $0.01 — 100,000,000 shares authorized, 22,889,431 shares issued	0.2	0.2
Capital in excess of par value	494.6	490.8
Accumulated deficit	(209.3)	(136.8)
Accumulated other comprehensive income	97.7	78.2
Treasury stock, at cost — 303,927 shares and 210,638 shares, respectively	(6.2)	(3.0)

Total stockholders’ equity	377.2	429.6

Total liabilities and stockholders’ equity	$1,614.7	$1,723.4

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months
	Ended
	September 30,
	2008	2007

Cash flows from operating activities
Net loss	$(72.5)	$(49.7)
Adjustments to reconcile net cash flows from operating activities —
Depreciation and amortization	86.4	82.8
Deferred income taxes	(5.6)	(1.6)
Impairment of goodwill	13.5	—
Gain on sales of land	(25.1)	—
Provision for environmental remediation and restoration, net of reimbursements	(3.1)	2.1
Other noncash items affecting net loss	8.6	30.7
Changes in assets and liabilities	(26.3)	32.1

Net cash flows from operating activities	(24.1)	96.4

Cash flows from investing activities
Capital expenditures	(25.2)	(51.5)
Proceeds from sale of assets	25.6	1.0

Net cash flows from investing activities	0.4	(50.5)

Cash flows from financing activities
Proceeds from borrowings	96.3	—
Repayment of debt	(31.9)	(44.6)
Debt costs	(5.0)	(0.3)
Stock option exercises	—	1.6
Dividends paid	(4.2)	(6.2)

Net cash flows from financing activities	55.2	(49.5)

Effects of exchange rate changes on cash and cash equivalents	3.2	(8.1)

Net change in cash and cash equivalents	34.7	(11.7)
Cash and cash equivalents at beginning of period	21.0	76.6

Cash and cash equivalents at end of period	$55.7	$64.9

The accompanying notes are an integral part of these financial statements.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

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

2.	Basis of Presentation and Accounting Policies

These statements should be read in conjunction with the audited consolidated and combined financial statements and the related notes which are included in the company’s annual report on Form 10-K for the year ended December 31, 2007. The interim condensed consolidated financial information furnished herein is unaudited. The information reflects all adjustments (which include normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report. These adjustments also include those made to record an impairment of goodwill (see Note 4), to classify debt as current (see Note 7) and to adjust the estimated forfeiture rate for compensation expenses recognized for stock based awards (see Note 12).

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced significant losses in recent periods and continue to generate negative cash flows from operations. As we continue to generate losses and negative cash flows, this raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to generate positive cash flows, restructure our capital structure including, among other alternatives, obtaining additional financing and mitigating the legacy environmental liabilities carried by the company. Failure to address these issues could result in, among other things, the depletion of available funds and our not being able to pay our obligations when they become due, as well as defaults under our debt obligations. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Statement of Operations Data

The components of other income (expense), net are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Net foreign currency transaction gain (loss)	$(11.5)	$2.2	$(3.7)	$0.7
Equity in net earnings (loss) of equity method investees	(0.3)	(0.1)	(0.7)	1.9
Loss on sale of accounts receivable (1)	(0.3)	(0.7)	(1.8)	(0.7)
Interest income	0.1	0.4	0.4	1.7
Other income (expense), net	(0.7)	(0.1)	(0.1)	0.5

Total	$(12.7)	$1.7	$(5.9)	$4.1

(1)	Includes interest income accreted on collections of securitized receivables. See discussion of accounts receivable program in Note 4.

The following tables set forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated.

	Three Months			Three Months
	Ended			Ended
	September 30, 2008			September 30, 2007
	Loss			Loss
	from		Per-	from		Per-
	Continuing		Share	Continuing		Share
	Operations	Shares	Loss	Operations	Shares	Loss
(In millions, except per share amounts)

Basic earnings per share	$(39.9)	41.0	$(0.97)	$(18.7)	40.7	$(0.46)
Effect of dilutive securities:
Restricted stock and stock options	—	—	—	—	—	—

Diluted earnings per share	$(39.9)	41.0	$(0.97)	$(18.7)	40.7	$(0.46)

	Nine Months			Nine Months
	Ended			Ended
	September 30, 2008			September 30, 2007
	Loss			Loss
	from		Per-	from		Per-
	Continuing		Share	Continuing		Share
	Operations	Shares	Loss	Operations	Shares	Loss
(In millions, except per share amounts)

Basic earnings per share	$(71.2)	41.0	$(1.74)	$(47.7)	40.7	$(1.17)
Effect of dilutive securities:
Restricted stock and stock options	—	—	—	—	—	—

Diluted earnings per share	$(71.2)	41.0	$(1.74)	$(47.7)	40.7	$(1.17)

Approximately 1,507,000 stock options outstanding with an average exercise price of $9.06 at September 30, 2008, were “out of the money,” thus, antidilutive. Since the company incurred a loss from continuing operations for the three months and nine months ended September 30, 2008, no dilution of the loss per share would result from an additional 2.0 million potentially dilutive stock options and restrictive shares outstanding at September 30, 2008. Approximately 734,000 stock options outstanding with an average exercise price of $14.68 at September 30, 2007,

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were “out of the money,” thus, antidilutive. Since the company incurred a loss from continuing operations for the three months and nine months ended September 30, 2007, no dilution of the loss per share would result from an additional 1.4 million potentially dilutive stock options and restrictive shares outstanding at September 30, 2007.

4.	Balance Sheet Data

Accounts receivable, net of allowance for doubtful accounts, consist of the following:

	September 30,	December 31,
	2008	2007
	(In millions)

Accounts receivable — trade (1)	$237.7	$238.7
Receivable from Kerr-McGee	0.1	17.9
Receivable from the U.S. Department of Energy	—	11.0
Receivable from insurers	6.6	7.3
Other	20.5	29.5

Accounts receivable, gross	264.9	304.4
Allowance for doubtful accounts	(12.3)	(13.9)

Accounts receivable, net	$252.6	$290.5

(1)	Includes $39.7 million and $39.5 million in subordinated retained interest at September 30, 2008 and December 31, 2007, respectively, related to the accounts receivable securitization program discussed below.

The company executed an accounts receivable securitization program (“the Program”) in September 2007 with an initial term of one year. Initial terms under the program allowed financing to be extended for an additional two years in the form of a securitization or a secured borrowing as determined by the sponsoring institution, ABN AMRO Bank N.V. (“ABN”). Under the Program, all receivables owned by the company’s U.S. subsidiaries (“transferor subsidiaries”) are sold on a recurring basis by the company to Tronox Funding LLC (“Funding”), a wholly owned special purpose subsidiary of the company. Funding, in turn, sells to either Amsterdam Funding Corporation (“AFC”), an asset-backed multi-seller commercial paper conduit sponsored by ABN or to ABN directly (both AFC and ABN collectively referred to herein as “Amsterdam”) an undivided percentage ownership interest in the pool of receivables Funding acquires from the transferor subsidiaries. At September 30, 2008, the balance in receivables sold by the transferor subsidiaries to Funding totaled $105.7 million, of which $65.6 million was sold to Amsterdam in the form of the purchased participation interest, resulting in a subordinated retained interest held by Funding with a fair value of $39.7 million.

The receivables sale agreement contains cross default provisions with the company’s debt agreements. In June 2008, the company obtained a waiver under the agreement which, due to a default under the company’s Credit Agreement at May 31, 2008, would have otherwise prevented Funding from purchasing additional receivables from the transferor subsidiaries. In July 2008, the receivables sale agreement was amended resulting in the elimination of the two-year extension option described above and reducing the program size to $75.0 million. In September 2008, the receivables sale agreement was amended resulting in extension of the program’s termination date to October 31, 2008. In October 2008, the company, AFC and The Royal Bank of Scotland plc (as successor to ABN) (“RBS”) entered into a waiver and amendment to the receivables sale agreement in which RBS waived certain defaults under the company’s credit agreement, and, among other things, extended the program’s termination date to November 25, 2008. There is no assurance that further extensions will be granted beyond November 25, 2008. In the event that RBS elects not to provide further extensions, the program will enter into a termination phase. During this phase, all collections on receivables owned by Funding will be remitted to RBS up to the outstanding amount of RBS’s purchased participating interest along with any outstanding fees. If the program is not extended, there would be no

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

further sales of receivables under this program and cash flows from operations would decrease during the termination phase.

For the three month periods ended September 30, 2008 and 2007, the company incurred losses in connection with the sale of receivables under the Program of $0.9 million and $0.7 million, respectively, along with interest income accreted on the collections of receivables of $0.6 million and nil, respectively, for a net of $0.3 million and $0.7 million, respectively. For the nine month periods ended September 30, 2008 and 2007, the company incurred losses in connection with the sale of receivables under the Program of $4.0 million and $0.7 million, respectively, along with interest income accreted on the collections of receivables of $2.2 million and nil, respectively, for a net of $1.8 million and $0.7 million, respectively. Interest income accreted on collections of receivables was nil in the prior year as the program was implemented in September 2007. The net expense associated with the company’s securitization program is included in other income, net, in the Condensed Consolidated Statements of Operations.

Inventories, net of allowance for obsolete inventories and supplies, consist of the following:

	September 30,	December 31,
	2008	2007
	(In millions)

Raw materials	$70.8	$69.6
Work-in-process	14.6	12.8
Finished goods (1)	157.9	200.6
Materials and supplies, net	70.4	67.0

Total inventories	$313.7	$350.0

(1)	Includes approximately $23.3 million and $20.8 million in inventory on consignment to others at September 30, 2008, and December 31, 2007, respectively.

Property, plant and equipment, net, consist of the following:

	September 30,	December 31,
	2008	2007
	(In millions)

Land (1)	$72.2	$72.6
Buildings	170.2	167.3
Machinery and equipment	1,795.4	1,798.6
Construction-in-progress	28.5	38.3
Other (1)	100.7	99.2

Property, plant and equipment, gross	2,167.0	2,176.0
Less accumulated depreciation	(1,390.8)	(1,327.1)

Property, plant and equipment, net	$776.2	$848.9

(1)	Includes reclassification in 2007 of the company’s leasehold improvements in its Australian operations from “Land” to “Other.”

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other long-term assets consist of the following:

	September 30,	December 31,
	2008	2007
	(In millions)

Receivable from the U.S. Department of Energy	$22.7	$16.1
Investments in equity method investees	20.6	21.3
Receivables from insurers	16.9	15.3
Receivables from Kerr-McGee	17.5	—
Debt issuance costs, net	10.7	8.4
Prepaid pension cost	46.5	46.5
Intangible asset — proprietary technology (1)	54.2	55.2
Other	2.5	5.9

Total other long-term assets	$191.6	$168.7

(1)	Associated with the company’s reportable pigment segment.

Accrued liabilities consist of the following:

	September 30,	December 31,
	2008	2007
	(In millions)

Employee-related costs and benefits	$40.7	$37.6
Reserves for environmental remediation and restoration — current portion	36.5	94.9
Sales rebates	18.5	23.3
Other	46.1	41.9

Total accrued liabilities	$141.8	$197.7

Other long-term liabilities consist of the following:

	September 30,	December 31,
	2008	2007
	(In millions)

Reserve for uncertain tax positions	$72.7	$69.7
Pension and postretirement obligations	43.3	77.6
Asset retirement obligations (1)	30.3	32.9
Reserve for workers’ compensation and general liability claims	15.4	16.6
Other (1)	15.6	22.1

Total other long-term liabilities	$177.3	$218.9

(1)	Includes reclassification in 2007 of the company’s long term obligation to rehabilitate the mine used in its Australian operations from “Other” to “Asset retirement obligations.”

Goodwill and intangible assets

During the second quarter of 2008, as a result of its annual impairment review of goodwill and indefinite-lived intangible assets, the company recorded an impairment of goodwill in its pigment segment. The impairment was attributable to continued cost escalations and compressed margins. The $13.5 million charge is reflected in the

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008. The analysis indicated no impairment to the company’s indefinite-lived intangible assets related to proprietary technology.

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

In measuring fair value on a recurring basis, the company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.

Financial assets and liabilities carried at fair value as of September 30, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3
	(In millions)

Assets
Foreign currency derivatives	$—	$1.2	$—
Interest rate swap derivatives	—	0.1	—
Subordinated retained interest in accounts receivable (1)	—	—	$39.7

Total assets at fair value	$—	$1.3	$39.7

Liabilities
Foreign currency derivatives	$—	$2.4	$—
Natural gas forward contracts	—	0.9	—
Interest rate swap derivatives	—	0.7	—

Total liabilities at fair value	$—	$4.0	$—

(1)	Level 3 inputs were used to calculate an unrealized fair value loss of $0.4 million subsequently subtracted from the face value of receivables to obtain the fair value of the subordinated retained interest related to the company’s account receivable securitization program.

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Departmental revenues	$2.8	$2.7	$7.5	$19.5
Departmental income (loss)	(0.9)	(0.1)	(2.5)	9.3
Income (loss) before taxes	(0.8)	(0.1)	(2.7)	9.3
Net income (loss)	(0.7)	(0.2)	(2.2)	7.9

6.	Work Force Reduction

On May 22, 2008, the company announced an involuntary work force reduction program as part of its ongoing efforts to reduce costs. As a result of the program, the company’s U.S. work force was reduced by 31 employees. An additional 38 positions that were vacant prior to the work force reduction will not be filled. There were no costs associated with the elimination of vacant positions. The program was substantially completed by the end of the second quarter. Qualifying employees terminated under this program were eligible for special termination benefits under the company’s pension plan along with severance payments. In connection with the program, the company incurred pretax charges during the second quarter of $1.5 million for severance and other employee related costs and $2.7 million for special termination benefits under its pension plan. The total charge attributable to the company’s reportable pigment segment was nil as the restructuring charges were primarily attributable to “corporate and nonoperating sites” (see Note 15).

On August 19, 2008, the company announced a voluntary work force reduction program at its Uerdingen, Germany, pigment facility as part of its ongoing efforts to reduce costs. The program reached its numerical cap of 30 employees by September 30, 2008. Approximately half of those employees were terminated by September 30, 2008, with the remainder departing by the end of the year. Qualifying employees voluntarily terminated under this program are eligible for severance payments and the company has incurred pretax charges during the third quarter of $2.8 million for severance and other employee related costs all of which is attributable to the company’s reportable pigment segment.

All charges associated with the voluntary and involuntary work force reduction were included in restructuring charges in the Condensed Consolidated Statements of Operations. In the third quarter, the company recognized a restructuring credit of $2.8 million as a result of changes in the estimated timing of expenditures on asset retirement obligations at former pigment facilities.

Payments made in the first nine months of 2008 related to the work force reduction programs implemented in 2008 and 2007 were $3.2 million with a remaining balance of $1.6 million at September 30, 2008, reflected in accrued liabilities in the Condensed Consolidated Balance Sheets.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt

As discussed below, following a waiver of non-compliance, the company classified its debt as current as of September 30, 2008. Debt outstanding at September 30, 2008, and December 31, 2007, consisted of the following:

	September 30,	December 31,
	2008	2007
	(In millions)

9.5% Senior Unsecured Notes due December 2012	$350.0	$350.0
Variable-rate term loan due in installments through November 2011	103.0	126.9
Revolving credit facility available through November 2010	96.4	—
Variable-rate note payable due in installments through July 2014 (1)	—	7.9

Total debt	549.4	484.8
Less: Long-term debt due in one year	(1.1)	(9.2)
Less: Long-term debt classified as current	(548.3)	—

Total long-term debt	$—	$475.6

(1)	In January 2008, the company elected to redeem its Australian dollar denominated variable-rate note payable by paying the outstanding principal balance and applicable interest.

The terms of the Credit Agreement (variable-rate term loan and revolving credit facility) provide for customary representations and warranties, affirmative and negative covenants, and events of default. In February 2008, the company requested and obtained approval for an amendment to the 2008 and 2009 financial covenants under the Credit Agreement. On June 27, 2008, the company received a waiver for a potential default on the Consolidated Total Leverage Ratio (as defined) for the fiscal quarter ended June 30, 2008. In July 2008, the company obtained approval for an amendment to the Consolidated Total Leverage ratio (as defined) for the second, third and fourth quarters of 2008. The limitations on capital expenditures have not been modified and are $130 million in 2008 and $100 million in 2009 and thereafter. We incurred amendment fees of approximately $2.5 million for each of the amendments in February 2008 and July 2008. These costs are being amortized over the remaining life of the debt. The margin applicable to LIBOR borrowings at September 30, 2008 was 450 basis points. On October 29, 2008, the company received a waiver under the Credit Agreement as a result of a default for failure to comply with the amended Consolidated Total Leverage Ratio (as defined) for the fiscal quarter ended September 30, 2008. The waiver is effective through November 25, 2008. In conjunction with the waiver, the company’s lending group appointed Credit Suisse as successor administrative agent under the credit agreement, at such time that the current administrative agent, Lehman Brothers, shall resign. Under the terms of the waiver, the company cannot borrow additional funds during the waiver period. Based on current projections, which are conditioned on realizing trade receivables under normal trade terms, continuation of the securitization program and settling payables in the normal course of business, the company believes it will have enough cash and cash flow from operations to continue operating throughout the waiver period.

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

As a result of the company’s noncompliance and subsequent waiver with respect to its financial covenants discussed above, accounting guidance requires the company to demonstrate that it is not probable that the company will be in default on its financial covenants in the next twelve months in order for the company to classify its debt as noncurrent obligations. Due to the continued uncertainty of the economic environment, the company was unable to demonstrate such compliance with reasonable certainty over the next twelve months and hence the outstanding balances on the company’s credit agreement are classified as current obligations at September 30, 2008. The company’s senior notes contain cross default provisions such that if a default on the credit agreement were to occur and remain uncured, this would trigger a default on the senior notes as well. Although the company received a waiver, effectively curing the cross default, the same accounting guidance as discussed above applies to the senior notes as well. As a result, the entire $350.0 million balance on the senior notes is classified as a current obligation at September 30, 2008.

8.	Comprehensive income (loss)

Comprehensive income (loss), net of taxes, consists of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Net loss	$(37.9)	$(19.1)	$(72.5)	$(49.7)
After tax changes in:
Foreign currency translation adjustments	(26.8)	14.2	(8.0)	21.1
Cash flow hedge activity:
Unrealized gain (loss)	(2.1)	(0.9)	1.8	(0.5)
Reclassification adjustments	(0.4)	0.6	(1.9)	1.4
Benefit plan activity:
Amortization of net actuarial loss	0.4	0.8	1.3	2.5
Amortization of net prior service cost	(1.6)	(0.5)	(3.9)	—
Partial settlement on nonqualified pension plan	1.0	—	1.9	—
Postretirement benefit plan changes (1)	—	58.0	17.6	58.0
Valuation allowance on deferred tax (2)	9.7	—	10.7	—

Total comprehensive income (loss)	$(57.7)	$53.1	$(53.0)	$32.8

(1)	The company’s postretirement obligation was remeasured and reduced in the second quarter of 2008 and the third quarter of 2007 as a result of changes in plan benefits as described in Note 11.

(2)	A valuation allowance on certain deferred tax assets of the U.S. consolidated group was recognized in the year ending December 31, 2007. In 2008, the valuation allowance was adjusted, primarily, as a result of the changes to the unrecognized prior service cost component of the company’s postretirement benefit plan.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

The reconciliation of the federal statutory rate to the effective income tax rate applicable to loss from continuing operations is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

U.S. statutory tax rate	35.0%	35.0%	35.0%	35.0%
Increases (decreases) resulting from — Taxation of foreign operations	(12.5)	(20.5)	(10.1)	(33.0)
Adjustment of deferred tax balances due to tax rate changes	—	3.7	—	1.7
State income taxes	(0.2)	1.4	(0.2)	(0.5)
Valuation allowances	(41.3)	(38.3)	(7.4)	(17.4)
Prior year accrual adjustments	4.9	0.9	1.4	0.4
Interest on foreign tax contingency	—	0.3	—	—
Changes in unrecognized tax benefits	(15.4)	13.0	(9.0)	(5.1)
Other — net	(1.8)	1.8	(0.7)	(0.4)

Effective income tax rate	(31.3)%	(2.7)%	9.0%	(19.3)%

The company recorded changes to the valuation allowances of certain U.S. and foreign deferred tax assets during the three and nine month periods ended September 30, 2008, due to changes in the unrecognized prior service cost component of the company’s postretirement plan as well as current year changes to deferred tax assets and deferred tax liabilities. Additionally, during the three month period ending September 30, 2008, the company recorded a valuation allowance of $8.1 million related to a net operating loss in The Netherlands that the company does not expect to utilize prior to expiration.

The company adopted the provisions of FIN No. 48 as of January 1, 2007. The gross amount of unrecognized tax positions at September 30, 2008, was $52.2 million, compared to $54.6 million at December 31, 2007. This change was primarily related to foreign currency translation and interest accruals. Excluded from the balances are valuation allowances and indirect tax benefits which net to $7.5 million and $2.6 million at September 30, 2008, and December 31, 2007, respectively. At September 30, 2008, the net benefit associated with approximately $58.2 million of the reserve for unrecognized tax benefits, if recognized, would affect the effective income tax rate. The equivalent amount at December 31, 2007, was $55.6 million.

As a result of ongoing negotiations with tax authorities, it is reasonably possible that the company’s gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $15.7 million.

The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three and nine months ended September 30, 2008, the company recognized approximately $0.1 million and $2.7 million, respectively, in gross interest and penalties in the Condensed Consolidated Statement of Operations. As of December 31, 2007, the company had approximately $12.6 million accrued for the gross payment of interest and penalties. The equivalent amount at September 30, 2008, was $14.6 million, including the effects of foreign currency translation.

The company was included in the U.S. federal income tax returns of Kerr-McGee Corporation and Subsidiaries for tax periods ending in 2005 and prior. The Internal Revenue Service has completed its examination of the Kerr-McGee Corporation and Subsidiaries’ federal income tax returns for all years through 2002 and is currently under examination for the years 2003 through 2005. The years through 2002 have been closed with the exception of issues for which a refund claim has been filed and is being pursued in United States Court of Federal Claims. The

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company believes it has made adequate provisions for any amounts that may become payable to Kerr-McGee under the tax sharing agreement with respect to these closed years.

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

The company may incur certain restructuring taxes as a result of the separation from Kerr-McGee. A restructuring tax is any tax incurred as a result of any restructuring transaction undertaken to effectuate the separation other than the IPO, the Distribution and entering into the senior secured credit facility, which in the judgment of the parties is currently required to be taken into account in determining the tax liability of Kerr-McGee or Tronox (or their respective subsidiaries) for any pre-deconsolidation period as defined in the tax sharing agreement. The tax sharing agreement provides that Kerr-McGee will be responsible for 100% of the restructuring taxes up to, but not to exceed, $17.0 million. To date, Kerr-McGee has reimbursed the company approximately $0.7 million under this provision all of which was received during 2008. The company is responsible for any restructuring taxes in excess of $17.0 million, however, the company does not expect the restructuring taxes to exceed $17.0 million. In addition, the company is required to indemnify Kerr-McGee for any tax liability incurred by reason of the Distribution being considered a taxable transaction to Kerr-McGee as a result of a breach of any representation, warranty or covenant made by the company in the tax sharing agreement.

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

The following table presents pretax (income) loss from discontinued operations by type of cost and total after-tax (income) loss from discontinued operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Environmental provisions/(reimbursements) (1)	$(3.8)	$(1.2)	$(3.6)	$(0.9)
Litigation provisions, legal and other costs (1)	1.8	1.7	4.9	4.0

Total pretax (income) loss	(2.0)	0.5	1.3	3.1
Tax benefit (2)	—	(0.1)	—	(1.1)

Total after-tax (income) loss	$(2.0)	$0.4	$1.3	$2.0

(1)	Environmental provisions, litigation provisions, legal and other costs are allocated to discontinued operations primarily on a specific identification basis. Other costs are primarily comprised of insurance and ad valorem taxes.

(2)	The tax provision on 2008 (income) loss from discontinued operations was offset by an adjustment to a previously established valuation allowance. As a result, no income tax provision has been recognized on 2008 (income) loss from discontinued operations.

11.	Retirement Plans

The following table presents the components of net periodic pension and postretirement cost and total retirement expense for the periods indicated:

	Retirement		Postretirement
	Plans		Plans
	Three Months Ended September 30,
	2008	2007	2008	2007
	(In millions)

Service cost	$2.2	$2.9	$0.1	$0.5
Interest cost	7.5	7.0	0.4	1.0
Expected return on plan assets	(9.2)	(9.9)	—	—
Net amortization — Prior service cost (credit)	0.7	0.7	(3.1)	(1.4)
Net actuarial loss	0.5	0.9	—	0.2

Sub-total net periodic cost	1.7	1.6	(2.6)	0.3
Settlement loss (1)	0.3	—	—	—
Special termination benefits (2)	—	5.7	—	—

Total retirement expense	$2.0	$7.3	$(2.6)	$0.3

(1)	The 2008 settlement loss is associated with partial settlements of a U.S. nonqualified pension plan and is discussed below.

(2)	Special termination benefits are associated with the work force reduction program announced in August 2007. See Note 6 for a discussion.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Retirement		Postretirement
	Plans		Plans
	Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)

Service cost	$6.4	$8.8	$0.4	$1.3
Interest cost	22.5	21.1	2.0	5.2
Expected return on plan assets	(27.6)	(29.6)	—	—
Net amortization — Prior service cost (credit)	2.1	2.1	(8.2)	(2.0)
Net actuarial loss	1.6	2.6	0.3	1.1

Sub-total net periodic cost	5.0	5.0	(5.5)	5.6
Settlement loss (1)	1.5	—	—	—
Special termination benefits (2)	2.7	5.7	—	—

Total retirement expense	$9.2	$10.7	$(5.5)	$5.6

(1)	The 2008 settlement loss is associated with partial settlements of a U.S. nonqualified pension plan and is discussed below.

(2)	Special termination benefits are associated with the work force reduction programs announced in May 2008 and August 2007, respectively. See Note 6 for a discussion.

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

On June 30, 2008, the company announced additional changes to the cost-sharing provisions between the company and plan participants to take effect beginning on April 1, 2009. This announcement resulted in another plan remeasurement, which was performed by the company’s actuary in June 2008. A new discount rate of 6.75% was selected by management for this remeasurement due to changes in certain economic indicators since the previous measurement as of December 31, 2007. The remeasurement reduced the company’s postretirement benefit obligation by $28.2 million. The changes in plan benefits impacted the unrecognized prior service cost component of other comprehensive income by $13.4 million, net of taxes, and the change in the discount rate assumption along with the change in claims estimates impacted the unrecognized actuarial loss component of other comprehensive income by $4.2 million, net of taxes. The remeasurement reduced 2008 estimated annual net periodic cost by approximately $2.1 million in the second half of 2008.

During the first half of 2008, lump sum payments under the company’s U.S. nonqualified benefit plan were made as a result of certain employee retirements. The total amount of lump sum payments was sufficiently large to require the company to record a partial settlement on that plan in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS No. 88”). The partial settlement resulted in a plan remeasurement, which was performed by the company’s actuary in June 2008. A new discount rate of 6.75% was selected by management for this remeasurement due to changes in certain economic indicators since the previous measurement as of December 31, 2007. The

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remeasurement reduced the company’s projected benefit obligation by $0.3 million and impacted the unrecognized actuarial loss component of other comprehensive income by $0.2 million, net of taxes. In addition, the company recorded a settlement loss of $1.2 million during the second quarter of 2008. As a result of additional payments to retired employees, a second remeasurement and settlement loss was recorded in the third quarter. Management selected a discount rate of 7.75% for the second remeasurement which reduced the company’s projected benefit obligation by $1.2 million and impacted the unrecognized actuarial loss component of other comprehensive income by $0.7 million, net of taxes. The associated settlement loss in the third quarter of 2008 was $0.3 million. Settlement losses are reflected in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2008.

Effective January 1, 2008, the company’s U.S. qualified defined benefit plan was amended to reflect certain changes, including prospective changes to retirement eligibility criteria, early retirement factors and the final average pay calculation. These changes are reflected in the company’s financial statements as a reduction in the service cost component of net periodic cost for 2008 and future periods.

In July 2008, the company announced a temporary suspension of benefits to be accrued under its U.S. nonqualified benefit plan effective July 1, 2008. The company estimates that the suspension will result in lower expense of approximately $0.2 million for the second half of 2008.

The determination of net periodic cost and the funded status for the company’s defined benefit retirement plans is dependent upon assumptions, including expected return on plan assets and the discount rate, which are discussed in the company’s audited consolidated and combined financial statements and the related notes included in the company’s annual report on Form 10-K for the year ended December 31, 2007. These assumptions are typically updated annually as part of the annual valuation of the plans as prepared by the company’s actuaries. Consistent with overall market performance, year-to-date pension investment returns on plan assets are below the long-term investment return assumption. If this trend continues through the remainder of the year, it would have an unfavorable impact on next year’s net pension benefit costs and funding requirements, the amount of which will depend on actual investment performance through the balance of 2008.

12.	Employee Stock-Based Compensation

The company’s Long Term Incentive Plan (“LTIP”) authorizes the issuance of certain stock-based awards including fixed-price stock options, restricted stock awards and performance awards, among others. In January 2008, the compensation committee of the Board of Directors authorized the issuance of approximately 260,000 stock options, 273,000 restricted stock-based awards and 4,174,000 performance units. Additional ad-hoc awards were granted in the third quarter of 2008 to certain newly appointed officers of the company which included 325,000 stocks options, 62,800 restricted stock-based awards and 667,800 performance units. Performance units are awards that management intends to settle in cash at the end of a three-year performance cycle (as defined in the LTIP). The contractual life and vesting period for performance units directly relate to the performance cycle and are generally three years. Performance units are liability awards (as defined by applicable accounting guidance) and are based on achievement of specified shareholder return targets, including a comparison to the returns of peer group companies for the same performance period. Liability awards are required to be remeasured on a quarterly basis until the settlement date at the end of the vesting period. Employees terminating their employment due to retirement, death or disability, retain the right to receive a pro-rata payout under the performance unit awards.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company estimates valuation assumptions for stock option and performance unit awards. For stock options the company uses the Black-Scholes option-pricing model and significant inputs and assumptions are summarized in the table below.

January 2008
Assumptions

Grant-date share price	$7.48
Exercise price	$7.48
Risk-free interest rate	3.47%
Expected dividend yield (1)	2.67%
Expected volatility	36%
Expected life (years)	6.2
Per-unit fair value of options granted	$2.31

(1)	Awards subsequent to those issued in January 2008 incorporated an expected dividend yield of nil as a result of the suspension of quarterly dividends announced by the company in May 2008.

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

For the three months ended September 30, 2008 and 2007, compensation expense related to all stock-based awards was a credit of $1.4 million and expense of $0.8 million, respectively. For the nine months ended September 30, 2008 and 2007, compensation expense related to all stock-based awards totaled $2.2 million and $5.7 million, respectively. Due to recent employee turnover, during the third quarter the company reviewed and updated its forfeiture assumptions to include actual forfeitures as well as revised projections for forfeitures over the remaining life of the awards. As a result, a cumulative favorable adjustment of $2.1 million was recorded and is reflected in selling, general and administrative expenses.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Contingencies

The following table summarizes the contingency reserve balances, provisions, payments and settlements for the nine months ended September 30, 2008, as well as balances, accruals and receipts of reimbursements of environmental costs from other parties.

		Reserves for
	Reserves for	Environmental	Reimbursements
	Litigation	Remediation (1)	Receivable (2)
	(In millions)

Balance, December 31, 2007	$9.6	$188.8	$67.6
Provisions/accruals	—	10.5	13.6
Payments/settlements	(0.3)	(28.6)	(17.4)

Balance, September 30, 2008	$9.3	$170.7	$63.8

(1)	Provisions for environmental remediation and restoration include $4.2 million related to the company’s former thorium compounds manufacturing, uranium and refining operations. These charges are reflected in the Condensed Consolidated Statements of Operations as a component of loss from discontinued operations (net of taxes).

(2)	Accruals for environmental remediation and restoration reimbursements include $7.8 million related to the company’s former thorium compounds manufacturing, uranium, nuclear and refining operations, which are reflected in the Condensed Consolidated Statements of Operations as a component of loss from discontinued operations (net of taxes).

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

The table below presents environmental reserve provisions during the nine-month period ending September 30, 2008 and reserve balances as of that date, for major sites, followed by discussion of those major sites. Although actual costs may differ from current estimates reflected in the reserve balances, the amount of any further revisions in remediation costs cannot be reasonably estimated at this time.

	Provisions/Accruals	Reserve	Reimbursement
	for the	Balance at	Receivable at
	Nine Months Ended	September 30,	September 30,
Location of Site	September 30, 2008	2008	2008
	(Millions of dollars)

Henderson, Nevada (1)	$6.2	$24.3	$23.5
West Chicago, Illinois	0.2	42.4	22.7
Ambrosia Lake, New Mexico	—	7.7	—
Crescent, Oklahoma	—	8.9	—
New Jersey Wood-Treatment Site	—	35.0	17.5
Sauget, Illinois	—	5.4	—
Cleveland, Oklahoma (2)	3.8	7.0	—
Cushing, Oklahoma	—	8.7	—
Jacksonville, Florida	—	4.7	—
Riley Pass, South Dakota	—	0.9	—
Other sites	0.3	25.7	0.1

Total of all sites with reserves	$10.5	$170.7	$63.8

(1)	A $6.2 million provision was recorded in the second quarter of 2008 for the Henderson Environmental Conditions Assessment (ECA) with a corresponding reimbursement receivable of $5.6 million.

(2)	A $3.8 million provision was recorded in the second quarter of 2008 for a reassessment of soil volumes to be disposed of subsequent to discovery of asbestos impacted material at the site.

Following are discussions regarding certain environmental sites and litigation of the company.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 1999, Tronox LLC initiated the interim measures required by the consent orders. A long-term remediation system is operating in compliance with the consent orders. Initially, the remediation system was projected to operate through 2007. However, studies of the decline of perchlorate levels in the groundwater indicate that Tronox LLC may need to operate the system through 2011. The scope, duration and cost of groundwater remediation likely will be driven in the long term by drinking water standards regarding perchlorate, which to date have not been formally established by applicable state or federal regulatory authorities. The U.S. Congress, the EPA and state agencies continue to evaluate the health and environmental risks associated with perchlorate as part of the process for ultimately setting drinking water standards. Also, the EPA has established a reference dose for perchlorate, which is a preliminary step to setting drinking water standards. The establishment of applicable drinking water standards could materially affect the scope, duration and cost of the long-term groundwater remediation that Tronox LLC is required to perform. The long-term scope, duration and cost of groundwater remediation and impoundment closure are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future. However, the amount of additional costs, if any, cannot be reasonably estimated at this time.

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At September 30, 2008, the company had received $21.1 million of cost reimbursement under the insurance policy. It expects that an estimated aggregate cleanup cost of $106.9 million less the $62.3 million self-insured retention and the amounts already received will be covered by the policy (for a net amount of $23.5 million in potential reimbursement). The company believes that additional reimbursements of approximately $23.5 million are probable, and, accordingly, has recorded a receivable in the financial statements for that amount.

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

Vicinity Areas — The EPA has listed four areas in the vicinity of the closed West Chicago facility on the NPL and has designated Tronox LLC as a PRP in these four areas. Tronox LLC received letters of completion from the EPA in June 2008 for Reed-Keppler Park and in August 2008 for the Upland Sewage Treatment Plant indicating Tronox has met site remediation requirements for these two NPL sites. Remedial work is substantially complete for the Residential Areas. In June 2007, a Chicago-area newspaper published articles suggesting that certain Residential Area properties were not cleaned up adequately in the 1980s or the 1990s. The company believes the cleanup of a significant portion of the Residential Area properties to be adequate, as the EPA was involved indirectly in the cleanup. One property was identified that required additional assessment and cleanup. The company is currently completing cleanup of this property under an approved EPA work plan. The EPA is in the process of verifying the work done on the remaining residential properties. The company has established a reserve for the work that has been identified. Future requirements that may result from the planned EPA work cannot be estimated at this time.

Work continues at the other NPL site known as Kress Creek. The work involves removal of low level insoluble thorium residues principally in streambanks and streambed sediments. Tronox LLC has reached an agreement with the appropriate federal and state agencies and local communities regarding the characterization and cleanup of the sites, past and future government response costs, and the waiver of natural resource damages claims. The agreement is incorporated in consent decrees, which were approved and entered by the federal court in August 2005. The

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cleanup work, which began in the third quarter of 2005, is expected to be completed in 2011 and will require excavation of contaminated soils and stream sediments and shipment of excavated materials to a licensed disposal facility. Restoration of affected areas will continue into 2012. Monitoring of the restored areas will continue for three years after restoration is complete.

Grand Pier Center LLC, et al. v. Kerr-McGee Chemical LLC 2000-00040.  In 2000, the EPA discovered radioactive materials at the R.M. Chin & Associates property known as the Grand Pier Development, as excavation was beginning for a major commercial and residential project. The property is located in the 200 block of North Columbus Drive in Chicago. The EPA directed Kerr-McGee Chemical (now known as Tronox LLC), property owner River East, and Grand Pier Development to characterize and remove the radioactive materials. This work was completed in 2001. Subsequently, Grand Pier experienced financial difficulty and halted its development project on the site. Grand Pier’s lender foreclosed on the property in 2003. In 2005, Grand Pier filed a lawsuit in the U.S. District Court, Northern District of Illinois, seeking damages, including economic losses of approximately $20 million and recovery of its response costs from Tronox LLC. Grand Pier also filed an action before the Illinois Pollution Control Board, and filed an action against ATC Group Services, Inc. (ATC), its environmental consultant, for ATC’s alleged failure to discover the thorium contamination during the financial due diligence. Tronox believes that the damages claim is hypothetical and unsupportable and intends to vigorously defend the action.

Since 2005, the federal court and administrative cases have progressed slowly. Tronox LLC’s motion for summary judgment is pending in the federal court, as is a similar dispositive motion filed by ATC. Discovery has been completed. The court has tentatively set the case for trial in February 2009.

Government Reimbursement — Pursuant to Title X, the U.S. Department of Energy (the “DOE”) is obligated to reimburse the company for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility’s production was dedicated to U.S. government contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government’s full share of West Chicago cleanup costs. Through September 30, 2008, the company had been reimbursed approximately $315.5 million under Title X.

Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged the company’s clean-up expenditures. As of September 30, 2008, the government’s share of costs incurred by the company but not yet reimbursed by the DOE totaled approximately $22.7 million, which includes $6.9 million accrued in 2008. The company received $11.3 million from the government in April 2008 and believes that receipt of the remaining $22.7 in due course is probable and has reflected that amount as a receivable in the financial statements. The company will recognize recovery of the government’s share of future remediation costs for the West Chicago sites as it incurs the cash expenditures.

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Litigation — On January 18, 2006, Rio Algom filed suit against Tronox Worldwide LLC in the U.S. District Court for the District of New Mexico. The suit seeks a determination regarding responsibility for certain labor-related and environmental remediation costs. Though Rio Algom seeks no specific amount in its complaint, it has asserted that future groundwater remediation costs for which it believes Tronox Worldwide LLC has responsibility could be as much as $128 million. Tronox Worldwide LLC believes these costs are hypothetical and unsupportable. Discovery has been completed. Past efforts to reach a settlement have not been successful. No trial date has been set. The parties have filed dispositive motions, which are pending before the court. The company has not provided a reserve for this lawsuit beyond the above-mentioned remediation reserve because at this time, the probability of a loss and the amount of loss, if any, cannot be reasonably estimated.

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

New Jersey Wood-Treatment Site

Tronox LLC was named in 1999 as a potential responsible party (“PRP”) under CERCLA at a former wood-treatment site in New Jersey at which the EPA is conducting a cleanup. On April 15, 2005, Tronox LLC received a letter from the EPA asserting it is liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by the EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest. The EPA informed Tronox LLC that as of December 5, 2006, project costs are approximately $244 million, and that it would consider resolving the matter for $239 million. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor in the 1960s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed any liabilities for the site. In addition, it appears there are other PRPs who should be liable for the cleanup. Tronox LLC, Tronox Worldwide LLC, Tronox Incorporated, Kerr-McGee Worldwide Corporation and the EPA entered into an agreement to toll the statute of limitations

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“tolling agreement”) on March 28, 2006, and submitted the matter to nonbinding mediation. Mediation sessions and follow-up discussions were held between September 9, 2006, and August 28, 2008.

Following the conclusion of mediation discussion, the EPA/DOJ filed a complaint in the United States District Court, District of New Jersey, on August 28, 2008. The EPA did not name other PRPs or Anadarko Petroleum Corporation in the lawsuit. Tronox intends to vigorously defend against the EPA’s claims.

On January 16, 2008, the EPA issued a second 104(e) request to Tronox seeking information and documents related to Kerr-McGee’s restructuring of its chemical, legacy and oil and gas entities in 2001 and 2002, Kerr-McGee’s attempted sale and eventual spin-off of its legacy and chemical businesses, and the Master Separation Agreement between the two companies. The EPA issued an identical request for information to Anadarko Petroleum Corporation for Kerr-McGee. The company has responded to the EPA’s request for information.

In October 2006, Tronox issued notice letters to two other potential PRPs at the site. On November 14, 2007, two members of the U.S. Senate requested the U.S. Government Accountability Office (“GAO”) investigate EPA’s cleanup of the site. On November 28, 2007, the GAO accepted the request and indicated it would begin its investigation around February 1, 2008. On April 30, 2008, Tronox received notice that the general contractor for the Manville remediation project had sued its subcontractors and project manager for fraud, bribery and other improprieties related to the work done at the site. Investigations by the Inspector General of the EPA and the Inspector General of the Army Corps of Engineers are ongoing.

On June 25, 2007, the New Jersey Department of Environmental Protection (“NJDEP”) and the Administrator of the New Jersey Spill Compensation Fund sued Tronox LLC and unnamed others in Superior Court, Law Division, Somerset County, New Jersey. The plaintiffs allege defendants are responsible for releases from the Federal Creosote Superfund Site that damaged the state’s groundwater and seek natural resource damages and reimbursement of costs that the state expended at the site and other similar relief. Tronox LLC has filed an answer in the matter. NJDEP has agreed to dismiss the state court action.

MSA Reimbursement — As of September 30, 2008, the company had a receivable of $17.5 million representing 50% of the settlement amount that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable. The receivable has been reflected in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.

Sauget, Illinois

From 1927 to 1969, Tronox LLC operated a wood-treatment plant on a 60-acre site in the Village of Sauget (formerly known as Monsanto) in St. Clair County, Illinois. Operations on the property resulted in the contamination of soil, sediment, surface water and groundwater at the site with creosote and other substances used in wood treating. In 1988, Tronox LLC entered into a court-approved consent order with the Illinois Attorney General and Illinois Environmental Protection Agency. The investigation and feasibility study for soil and sediments required by the order are complete. Pond sediment removal was completed in 2007 and final pond closure was completed in 2008. Additional groundwater investigation and free product removal are expected to be conducted in 2009.

Cleveland, Oklahoma

Triple S Refining Corporation (“Triple S”), formerly known as Kerr-McGee Refining Corporation, owned and operated a petroleum refinery near Cleveland, Oklahoma, until the facility was closed in 1972. In 1992, Triple S entered into a Consent Order with the Oklahoma Department of Health (later, the ODEQ), which addresses the remediation of air, soil, surface water and groundwater contaminated by hydrocarbons and other refinery related materials. Facility dismantling and several interim remedial measures have been completed. In 2006, the ODEQ approved the remedial design for soil and waste remediation, which includes construction of an on-site disposal cell. Triple S has completed a reassessment of the expected soil volumes that will require placement in the

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously approved disposal cell. This reassessment was required due to additional findings of asbestos impacted material. This evaluation and other associated project requirements resulted in a reserve provision of $3.8 million in the second quarter of 2008. The proposed disposal cell is anticipated to begin construction in 2010. A feasibility study of groundwater remedial measures is under review by the ODEQ. Duration of remedial activities currently cannot be estimated.

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

In 1990, Triple S entered into a consent agreement with the State of Oklahoma to investigate the site and take appropriate remedial actions related to petroleum refining and uranium and thorium residuals. Investigation and remediation of hydrocarbon contamination is being performed under the oversight of the ODEQ. Remediation activities to address known hydrocarbon contamination in soils is expected to take about five more years. The long-term scope, duration and cost of groundwater remediation are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future.

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

The EPA has published the proposed plan for remediation of the site, held a public meeting and is evaluating comments on the proposed plan which will lead to issuance of a Record of Decision (“ROD”). The EPA’s preferred alternative for remediation of the site adds a bulkhead structure to contain any impacted sediments in the river and includes a perimeter slurry wall. In addition, the State of Florida has indicated that the possible placement of a bulkhead in the river may infringe on state owned submerged lands. Tronox is currently evaluating ownership of the identified submerged lands and has initiated discussions with the state. The company believes that any potential increased costs for these additions to the site remedy will be offset by reduced costs for soil disposal and shoreline capping. The EPA is expected to finalize a site ROD in 2009.

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

Other Sites

In addition to the sites described above, the company is responsible for environmental costs related to certain other sites. These sites relate primarily to wood treating, chemical production, landfills, mining, and oil and gas refining, distribution and marketing. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time. One such site is a site in Hanover, Massachusetts, which has a reserve balance of $0.2 million at September 30, 2008. Evaluations are ongoing concerning the possible extent of any future remediation and the company’s share of costs, if any, cannot be reasonably estimated at this time. In addition, the company and the other PRPs assert that most, if not all, of the impacts to the site were a result of the activities done under Department of Defense (“DOD”) control which would reduce the company’s percentage of responsibility. Negotiations with the DOD are ongoing.

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

With respect to any site for which the company has established a reserve as of the effective date of the MSA, 50% of the remediation costs the company incurs in excess of the reserve amount (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. With respect to any site for which the company has not established a reserve as of the effective date of the MSA, 50% of the amount of the remediation costs the company incurs and pays (after meeting a $200,000 minimum threshold amount) will be reimbursable by Kerr-McGee, net of any amounts recovered or, in the company’s reasonable and good faith estimate, that will be recovered from third parties. At September 30, 2008, the company had a receivable of $17.6 million, primarily representing 50% of the settlement offer the company made related to the New Jersey wood-treatment site as described above that Anadarko Petroleum Corporation, on behalf of Kerr-McGee, has consented to contribute at or before the time the settlement, if accepted, becomes payable.

Kerr-McGee’s aggregate reimbursement obligation to the company cannot exceed $100 million and is subject to various other limitations and restrictions. For example, Kerr-McGee is not obligated to reimburse the company for amounts it pays to third parties in connection with tort claims or personal injury lawsuits, or for administrative fines or civil penalties that the company is required to pay. Kerr-McGee’s reimbursement obligation also is limited

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to costs that the company actually incurs and pays within seven years following the completion of the IPO. As of September 30, 2008, Kerr-McGee has reimbursed the company $4.0 million under this arrangement.

Litigation and Claims

Birmingham, Alabama

Until 1995, Triple S operated a petroleum terminal in Birmingham, Alabama. In late 2005, a local church, which is located on property adjacent to the site, demanded payment for damages of approximately $25 million in connection with a release of petroleum alleged to have occurred at the terminal and threatened litigation. In March 2006, the company filed a lawsuit in federal court seeking a declaration of the parties’ rights and injunctive relief. The defendant has moved to dismiss the company’s suit and has also filed a countersuit in the circuit court for Jefferson County, Alabama, against the company and third parties seeking property damages, injunctive relief and costs. In January 2007, the judge in the federal lawsuit issued an order abstaining from exercising jurisdiction over the matter, and Triple S’s appeal was denied. The case will remain in state court. Discovery is ongoing. Recent testing has identified a Jefferson County sewer line as a source of contamination on plaintiff’s property. In a separate action, the company is pursuing a claim against Jefferson County for reimbursement of all expenses incurred in connection with the company’s testing and remediation of the soil contamination on the church property. The company has not provided a reserve for the litigation because at this time it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. The company currently believes that the ultimate resolution of the litigation is not likely to have a material adverse effect on the company.

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

At Columbus, Mississippi, the consolidated federal case, which had been set for the initial trial of two plaintiffs in November 2007, was stricken from the court’s docket so that the parties could pursue mediation. On October 3, 2007, the judge entered an order dismissing the consolidated litigation without prejudice, limiting future litigation to individual cases that are not settled through mediation. The first mediation hearing, for the two plaintiffs who were set for trial in 2007, was conducted on August 26, 2008, and resulted in settlements with both plaintiffs. The second hearing, for eleven plaintiffs who claim brain cancer, was conducted on October 7, 2008, and resulted in settlements with five plaintiffs. The amount of mediation settlements totaled less than $0.1 million. The venue of the Maranatha Faith Center property damage lawsuit was transferred in February 2008 from Columbus to Starkville, Mississippi, and trial is set for April 27, 2009.

At Avoca, Pennsylvania, 35 state court lawsuits were filed in 2005 by over 4,000 plaintiffs. The plaintiffs classified their claims into various alleged disease categories. In September 2005, the judge ordered that discovery and the first trial focus on plaintiffs who allege pre-cancerous skin lesions. The first trial was scheduled for August 2007, but in May 2007 the parties agreed on arbitration as an alternative to this litigation. The judge approved arbitration and placed the lawsuits on an inactive docket. The first arbitration hearing, to address plaintiffs who claim pre-cancerous skin lesions, was conducted from October 1-10, 2007, with a single arbitrator to decide whether plaintiffs’ claims should be compensated. On April 18, 2008, the arbitrator entered nine individual awards which together total $0.2 million. The company challenged one award and paid the other eight awards in June 2008. The second arbitration hearing for plaintiffs claiming skin cancer was conducted August 5-7, 2008. On October 2, 2008, the arbitrator entered eight individual awards. The company will challenge five awards and expects to pay the other three awards, which together total $0.2 million by December 2008.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At Texarkana, Texas, the six plaintiffs and the insurer in Jeans v. Tronox reached an agreement in principle to settle in January 2008. The agreement was confirmed in writing by plaintiff’s counsel on March 4, and the final settlement agreement was approved by plaintiff’s counsel on June 26, 2008. The case will be completely dismissed in the fourth quarter of 2008. It is expected that the settlement will be fully funded by the insurer.

Financial Reserves — As of September 30, 2008, the company had reserves of $8.7 million related to certain forest products litigation. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time. The company currently believes that the ultimate resolution of this forest products litigation is not likely to have a material adverse effect on the company.

Savannah Plant

On September 8, 2003, the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”) issued a unilateral Administrative Order to our subsidiary, Tronox Pigments (Savannah) Inc., claiming that the Savannah plant exceeded emission allowances provided for in the facility’s Title V air permit. On October 8, 2003, Tronox filed an Administrative Appeal of the Administrative Order. On September 19, 2005, the EPD rescinded the Administrative Order and filed a Withdrawal of Petition for Hearing on Civil Penalties. Accordingly, the proceeding on the merits of the Administrative Order and the administrative penalties were dismissed, without prejudice. After dismissal of the Administrative Order, representatives of the EPD, the EPA and Tronox continued with their discussions regarding a resolution of the alleged violations, with the EPA taking the lead role in these discussions. On December 6, 2006, the EPA informed Tronox Pigments (Savannah) Inc. that it had submitted a civil referral to the U.S. Department of Justice (the “DOJ”) with respect to the air quality issues and for matters stemming from an EPA led Resource Conservation and Recovery Act (“RCRA”) Compliance Evaluation Inspection (“CEI”) that occurred in January 2006. Prior to the filing of any formal action, the DOJ has agreed to a series of settlement negotiations to determine if the matter can be resolved. Discussions with the EPA, EPD and the DOJ, have focused on proposed compliance measures that may be required at the Savannah Plant and appropriate civil penalties. Tronox Pigments (Savannah) Inc. provided the EPA with data related to its position on the proposed civil penalties. The EPA is now reviewing the data submitted. Discussions regarding the offer of settlement and compromise are ongoing. The EPA issued an Air Quality Notice of Violation (“NOV”) to the company on August 15, 2008. The company responded to the NOV with a request that EPA reevaluate the basis for the allegations and withdraw the NOV.

An agreement between the parties to toll the statute of limitations expired on July 31, 2008. If we are unable to reach a resolution of this matter through settlement discussion, we will vigorously defend against the EPA’s claims.

Financial Reserves — As of September 30, 2008, the company had reserves of $0.6 million related to Savannah plant emission litigation. Although actual costs may differ from the current reserves, the amount of any revisions in litigation costs cannot be reasonably estimated at this time.

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

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At September 30, 2008, the company had outstanding letters of credit in the amount of approximately $80.5 million. These letters of credit have been granted by financial institutions to support our environmental clean-up costs, various utility and operational needs, and severance requirements in international locations. The company’s outstanding letters of credit have increased by approximately $10 million since the end of the prior quarter.

The company has entered into certain agreements that require it to indemnify third parties for losses related to environmental matters, litigation and other claims. No material obligations are presently known and, thus, no reserve has been recorded in connection with such indemnification agreements.

During the first quarter of 2008, the company’s Australian joint venture entered into new long-term contracts for the supply of process chemicals and utilities. The impact of these new contracts, which are for periods ranging from five to ten years, increased the company’s commitments under purchase obligations beginning in 2009 by a total of $39.3 million and increased operating lease payments by a total of $49.3 million compared to the amounts disclosed in the company’s 2007 Annual Report on Form 10-K .

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Net sales
Pigment	$383.9	$335.6	$1,079.9	$991.2
Electrolytic and other chemical products	34.4	27.5	91.3	77.5

Total net sales	$418.3	$363.1	$1,171.2	$1,068.7

Operating profit (loss)
Pigment (1)	$(3.2)	$8.4	$(48.5)	$19.6
Electrolytic and other chemical products (2)	2.6	0.3	5.1	0.1

	(0.6)	8.7	(43.4)	19.7
Provision for environmental remediation and restoration	—	1.3	0.5	3.0
Gain on land sales	7.4	0.5	25.1	0.5
Corporate and nonoperating sites (3)	(10.6)	(15.0)	(14.6)	(23.8)

Total operating profit (loss)	(3.8)	(7.1)	(33.4)	(6.6)
Interest and debt expense	(13.9)	(12.8)	(38.9)	(37.5)
Other income, net	(12.7)	1.7	(5.9)	4.1
Income tax benefit (provision)	(9.5)	(0.5)	7.0	(7.7)

Loss from continuing operations	$(39.9)	$(18.7)	$(71.2)	$(47.7)

(1)	The three months ended September 30, 2008 and 2007, includes restructuring charges of nil and $2.0 million, respectively. For the three months ended September 30, 2008, restructuring charges of $2.8 million for a voluntary work force reduction at the company’s Uerdingen, Germany, pigment facility were entirely offset by restructuring income related to changes in the estimated timing of expenditures on asset retirement obligations at former pigment facilities. The 2007 restructuring charge was due to a work force reduction implemented in August 2007. See Note 6 for a discussion of the company’s work force reductions. The nine months ended September 30, 2008, includes goodwill impairment of $13.5 million as described in Note 4.

(2)	The three months ended September 30, 2008 and 2007, includes restructuring charges of nil and $0.7 million, respectively. The nine months ended September 30, 2008 and 2007, includes restructuring charges of $0.3 million and $0.7 million, respectively. All restructuring charges for this segment were related to work force reduction programs discussed in Note 6.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	The three months ended September 30, 2008 and 2007, includes restructuring charges of nil and $7.0 million, respectively. The nine months ended September 30, 2008 and 2007, includes restructuring charges of $3.9 million and $7.0 million, respectively. All restructuring charges for this segment were related to work force reduction programs discussed in Note 6.

16.	Related Party Transactions

Tronox conducted transactions with Exxaro Australia Sands Pty Ltd (“Exxaro”), the other 50% partner in the Tiwest Joint Venture. The company purchased raw materials used in its production of TiO2 and also purchased Exxaro’s share of TiO2 produced by the Tiwest Joint Venture. The company also provided administrative services and product research and development activities which were reimbursed by Exxaro. The company made total net payments of $80.4 million and $85.9 million during the nine months ended September 30, 2008 and 2007, respectively, for these activities and had a net payable to Exxaro totaling $42.6 million at September 30, 2008. Additionally, the outstanding note payable to Exxaro with a balance of $7.9 million at December 31, 2007, was paid off in January 2008 along with applicable interest of $0.8 million.

17.	Subsequent Events

In October 2008, the company announced a second involuntary work force reduction program in the U.S. As a result of the program, the work force was reduced by an additional 80 employees. Costs associated with the program will be recorded in the fourth quarter. Qualifying employees terminated under this program were eligible for special termination benefits under the company’s pension plan along with severance payments. In connection with the program, the company estimates that it will incur pre-tax charges in the fourth quarter of $0.2 million for severance and $3.5 million for special termination benefits.

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

General Factors Affecting the Results of Operations

Operating results in the first nine months of 2008 were unfavorably impacted by, among other reasons, significant increases in process chemical, energy and transportation costs, unplanned production difficulties and a non-cash impairment charge related to goodwill. These adverse effects were partially offset by higher TiO2 prices, increased TiO2 demand in the Asia Pacific and Latin America regions and gains on land sales.

We experienced production difficulties at our Kwinana, Western Australia, and Uerdingen, Germany, TiO2 facilities during the second quarter. The Tiwest Joint Venture TiO2 facility in Kwinana experienced production difficulties after a planned shutdown. The shutdown had to be extended due to operational difficulties and subsequent challenges that arose during start-up of the plant. Some of these issues continued into the third quarter resulting in lower than planned production and higher per unit costs for the current quarter. We also experienced processing difficulties at our Uerdingen facility following a planned maintenance outage during the second quarter that resulted in reduced production volumes and higher costs.

Our Tiwest joint venture was impacted by the June 3, 2008, fire and subsequent shutdown of Apache’s Varanus Island natural gas processing facility. The Tiwest TiO2 facility continued to produce by securing short-term natural gas supplies at increased costs. The increased cost for the natural gas as a result of the Apache shutdown was approximately $1.7 million pretax in the second quarter and $1.2 million in the third quarter. We are in the process of obtaining insurance recovery, and our insurance carrier has accepted our claim. As a result, we have recorded an insurance receivable for approximately $1.2 million, net of the estimated insurance deductible. Subsequent to the balance sheet date, we received partial payment toward our claim of approximately $0.4 million.

During the second quarter, we reduced our U.S. salaried work force by approximately 13%, or 69 positions, of which approximately half of the positions had already been vacated this year. In addition, we suspended our employee cash bonus incentive plan and 401(k) matching contribution program.

We are in the process of reducing our Germany salaried work force by approximately 30 positions through a voluntary separation plan. Employees under this program are leaving the company between September 2008 and January 2009. Our third quarter charge for this work force reduction was $2.8 million (pretax) related to severance and other employee related costs.

We continue to pursue cost saving measures through reductions in our work force, including involuntary reductions, such as the program implemented in October 2008 that eliminated 80 positions throughout the U.S. Our estimate of the fourth quarter charge related to severance and special termination benefits for this work force reduction is approximately $3.7 million.

The electrolytic manganese dioxide (EMD) antidumping investigations initiated pursuant to Tronox’s August 22, 2007, petitions recently concluded. On September 12, 2008, the U.S. International Trade Commission (ITC) reached final determination and voted unanimously that the U.S. EMD industry has been materially injured by reason of unfair imports from China and Australia. As a result, on October 7, 2008, the U.S. Department of Commerce published final antidumping orders in the Federal Register. Under these antidumping orders, U.S. importers of EMD from China and Australia are now required to post antidumping cash deposits equal to 149.92% and 83.66%, respectively. Parties have until November 6, 2008, to notify any appeals from these final determinations.

During 2008, we have made the following announcements:

•	We, along with our 50% joint venture partner, a subsidiary of Exxaro Resources Limited, have given final approval for the expansion of the Tiwest TiO2 pigment plant in Kwinana, Western Australia, which was announced last year. The project, which will increase the plant’s current annual capacity from 110,000 tonnes per year to approximately 150,000 tonnes per year is expected to cost approximately A$100 million. Construction is expected to begin in 2008, subject to appropriate regulatory approvals, with the additional capacity expected to come on line in early 2010. The joint venture partners have signed an agreement under which Exxaro will provide funding for the expansion. Tronox has the option to contribute its share of the capital at its discretion throughout the project and until a date two years after commissioning, which will be taken into account when calculating its final interest in the expanded production.

•	We signed a definitive agreement with RTI International Metals, Inc. under which RTI will purchase titanium tetrachloride (TiCl4) from our Hamilton, Mississippi, titanium dioxide plant. The TiCl4 will be used in the manufacture of titanium sponge at a new plant that RTI will build adjacent to our Hamilton facility. We expect to generate annual operating profits from TiCl4 sales and incremental cost savings in the range of $12 million to $15 million once the plant reaches full production. RTI now estimates that the plant will come on line in 2011, ramping up production thereafter.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Total net sales were $418.3 million during the three months ended September 30, 2008, an increase of 15.2% from the 2007 period. The following table presents net sales for the periods indicated:

	Three Months Ended
	September 30,
	2008	2007	$ Change
	(In millions)

Net sales
Pigment	$383.9	$335.6	$48.3
Electrolytic and other chemical products	34.4	27.5	6.9

Total	$418.3	$363.1	$55.2

Pigment segment net sales increased $48.3 million, or 14.4%, to $383.9 million during the three months ended September 30, 2008, from $335.6 million during the three months ended September 30, 2007. The increase was primarily due to higher TiO2 sale prices and volumes, favorable foreign currency rate changes and increased sale prices for minerals and acid. While the foreign currency rate impact was an increase to sales of approximately $14.2 million, higher overall prices and volumes increased sales by approximately $34.1 million.

Electrolytic and other chemical products net sales increased $6.9 million, or 25.1%, to $34.4 million during the three months ended September 30, 2008, from $27.5 million during the three months ended September 30, 2007. The increase was primarily due to higher sales volumes for sodium chlorate and an improved mix of higher end EMD products over the prior year.

Gross margin decreased $12.0 million to $19.1 million during the three months ended September 30, 2008, from $31.1 million during the three months ended September 30, 2007. Gross margin percentage decreased to 4.6% during the three months ended September 30, 2008, from 8.6% during the three months ended September 30, 2007. Higher costs, including shipping and handling costs and changes in foreign currency rates were the primary reasons. Costs were higher during the period due to increased prices for process chemicals, energy and transportation as well as higher per unit costs associated with continued operational difficulties at our Kwinana TiO2 plant. In addition, lower productivity in our mining operations due to operational and geological conditions affected our results for the quarter. Partially offsetting the higher costs were improved pricing on TiO2, minerals and acid products. While production and shipping and handling costs accounted for a $42.8 million decrease in gross margin, improved pricing and volumes provided an offset of $33.5 million. The net foreign currency rate impact reduced gross margin by $2.7 million.

Selling, general and administrative expenses increased $2.5 million, or 9.0%, to $30.3 million during the three months ended September 30, 2008, from $27.8 million during the three months ended September 30, 2007. The increase was mainly due to legal and professional fees incurred as part of the company’s evaluation of strategic options as well as foreign currency effects. Higher costs were partially offset by lower employee wages, benefits and stock compensation costs as a result of the company’s cost reduction efforts and employee turnover.

Total operating loss for the three months ended September 30, 2008, was $3.8 million, a decrease of $3.3 million from the 2007 period. The following table presents operating profit (loss), with a reconciliation to consolidated loss from continuing operations before income taxes, for the periods indicated:

	Three Months Ended
	September 30,
	2008	2007	$ Change
	(In millions)

Operating profit (loss)
Pigment	$(3.2)	$8.4	$(11.6)
Electrolytic and other chemical products	2.6	0.3	2.3

Subtotal	(0.6)	8.7	(9.3)
Provision for environmental remediation and restoration	—	(1.3)	1.3
Gain on land sales	7.4	0.5	6.9
Corporate and nonoperating sites	(10.6)	(15.0)	4.4

Total operating loss	(3.8)	(7.1)	3.3
Interest and debt expense	(13.9)	(12.8)	(1.1)
Other income, net	(12.7)	1.7	(14.4)

Loss from continuing operations before income taxes	$(30.4)	$(18.2)	$(12.2)

Pigment segment operating profit decreased $11.6 million to a loss of $3.2 million during the three months ended September 30, 2008, from a profit of $8.4 million during the three months ended September 30, 2007. The decrease was mainly due to increased process chemical, energy and transportation costs, low productivity in our mining operations due to operational and geological conditions, and unfavorable foreign currency rate changes.

Unfavorable impacts were partially offset by higher selling prices and volumes for TiO2, minerals and acid products.

Electrolytic and other chemical products businesses operating profit increased $2.3 million to $2.6 million during the three months ended September 30, 2008, from a profit of $0.3 million during the three months ended September 30, 2007. The increase was primarily due to improved pricing, product mix and lower selling, general and administrative expenses, partially offset by increased energy and freight costs.

Corporate and nonoperating sites improved $4.4 million to a loss of $10.6 million for the three months ended September 30, 2008, versus a loss of $15.0 million during the three months ended September 30, 2007. The improvement was primarily due to lower selling, general and administrative expenses due to lower employee wages, benefits and stock compensation costs as a result of the company’s cost reduction efforts and employee turnover and a $3.5 million write-off in 2007 of an information technology project related to our financial and operational systems, partially offset by legal and professional fees incurred in 2008 in connection with the company’s evaluation of strategic options.

Gain on land sales during the three months ended September 30, 2008, was $7.4 million compared to $0.5 million during the three months ended September 30, 2007. Properties sold in the third quarter include a parcel of land in Henderson, Nevada, and a parcel of land in Oklahoma City, Oklahoma. Properties sold in 2007 included former gas station sites.

Interest and debt expense increased $1.1 million to $13.9 million during the three months ended September 30, 2008, from $12.8 million during the three months ended September 30, 2007. The increase was primarily related to an increase in amortization of debt issuance costs, higher letter of credit fees and a decrease in the amount of interest capitalized due to lower capital expenditures in the current period.

Other income, net was a loss of $12.7 million during the three months ended September 30, 2008, compared to income of $1.7 million during the three months ended September 30, 2007. The change is primarily due to net losses on foreign currency rate changes in 2008 versus income in the prior-year period.

The effective income tax rate was (31.3)% for the three months ended September 30, 2008, compared to (2.7)% for the three months ended September 30, 2007. During the third quarter of 2008 the company recorded a tax provision of $9.5 million on a pre-tax loss of $30.4 million. The income tax rate for the quarter resulted from establishing a valuation allowance on a foreign net operating loss, the impact of losses in foreign jurisdictions with an effective income tax rate lower than the U.S. statutory rate, and additional accruals under the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.” A partial offset was due to zero tax expense being recorded in taxing jurisdictions in which the company has established valuation allowances. The establishment of a valuation allowance on foreign net operating loss referenced above included establishing an allowance in the third quarter of $8.1 million related to a net operating loss in The Netherlands that the company does not expect to utilize prior to expiration.

Results from discontinued operations improved $2.4 million, to income of $2.0 million during the three months ended September 30, 2008, from a loss of $0.4 million during the three months ended September 30, 2007. The change was primarily attributable to an environmental provision recorded in 2007 of $3.8 million, net of taxes, related to our former uranium processing site at Ambrosia Lake, New Mexico, for a remediation proposal to meet additional erosion controls as required by the Nuclear Regulatory Commission (“NRC”), offset by a decrease in accrued reimbursements from the Department of Energy (“DOE”) of $0.8 million, net of taxes, related to their share of costs at the former West Chicago site.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Total net sales were $1,171.2 million during the nine months ended September 30, 2008, an increase of 9.6% from the 2007 period. The following table presents net sales for the periods indicated:

	Nine Months Ended
	September 30,
	2008	2007	$ Change
	(In millions)

Net sales
Pigment	$1,079.9	$991.2	$88.7
Electrolytic and other chemical products	91.3	77.5	13.8

Total	$1,171.2	$1068.7	$102.5

Pigment segment net sales increased $88.7 million, or 8.9%, to $1,079.9 million during the nine months ended September 30, 2008, from $991.2 million during the nine months ended September 30, 2007. The increase was primarily due to higher TiO2 volumes, favorable changes from foreign currency rates and increased prices and volumes of acid. While the foreign currency impact was an increase to sales of approximately $44.5 million, prices and volumes resulted in an increase to sales of approximately $44.2 million.

Electrolytic and other chemical products businesses net sales increased $13.8 million, or 17.8%, to $91.3 million during the nine months ended September 30, 2008, from $77.5 million during the nine months ended September 30, 2007. Sales increased due to higher sale prices for sodium chlorate, higher volumes for boron specialties and higher volumes and an improved mix of higher end manganese dioxide products.

Gross margin decreased $53.5 million, or 54.4%, to $44.8 million during the nine months ended September 30, 2008, from $98.3 million during the nine months ended September 30, 2007. Gross margin percentage decreased to 3.8% during the nine months ended September 30, 2008, from 9.2% during the nine months ended September 30, 2007. The decline in gross margin was primarily due to higher costs, including shipping and handling and changes in foreign currency rates. Higher costs were primarily due to increased prices for process chemicals, energy and transportation, lower productivity in our mining operations due to operational and geological conditions and production difficulties at our Uerdingen and Kwinana TiO2 plants, both after planned maintenance outages. The estimated impact on gross margin due to the production difficulties at our Uerdingen and Kwinana TiO2 plants during the second quarter and the continuing production difficulties at Kwinana during the third quarter was approximately $17.5 million. Also, the Kwinana facility experienced significantly higher natural gas costs, net of an expected insurance recovery, due to a fire and subsequent shutdown of Apache’s Varanus Island natural gas processing facility. Higher production and freight costs reduced gross margin by $81.1 million while the net foreign exchange impact further reduced gross margin by $9.4 million. Improved pricing and volumes contributed $37.0 million, partially offsetting the negative effects.

Selling, general and administrative expenses decreased $7.7 million, or 8.3%, to $85.1 million during the nine months ended September 30, 2008, from $92.8 million during the nine months ended September 30, 2007. The decrease was mainly due to lower employee related costs including salaries and variable compensation, reduced employee benefit costs and a $3.5 million write-off in 2007 of an information technology project related to our financial and operational systems, partially offset by legal and professional fees incurred in 2008 in connection with the company’s evaluation of strategic options. Lower salaries and benefit costs are primarily the result of the company’s cost reduction efforts while reduced variable compensation is the result of suspension of the cash incentive compensation plan for the remainder of the year.

The total operating loss was $33.4 million for the nine months ended September 30, 2008, an increased loss of $26.8 million from the 2007 period. The following table presents operating profit (loss), with a reconciliation to consolidated income (loss) from continuing operations before income taxes, for the periods indicated:

	Nine Months Ended
	September 30,
	2008	2007	$ Change
	(In millions)

Operating profit (loss)
Pigment	$(48.5)	$19.6	$(68.1)
Electrolytic and other chemical products	5.1	0.1	5.0

Subtotal	(43.4)	19.7	(63.1)
Provision for environmental remediation and restoration	(0.5)	(3.0)	2.5
Gain on land sales	25.1	0.5	24.6
Corporate and nonoperating sites	(14.6)	(23.8)	9.2

Total operating loss	(33.4)	(6.6)	(26.8)
Interest and debt expense	(38.9)	(37.5)	(1.4)
Other income, net	(5.9)	4.1	(10.0)

Loss from continuing operations before income taxes	$(78.2)	$(40.0)	$(38.2)

Pigment segment operating profit decreased $68.1 million, to a loss of $48.5 million during the nine months ended September 30, 2008, from a profit of $19.6 million during the nine months ended September 30, 2007. The decrease was mainly due to higher production and shipping and handling costs, an impairment charge for goodwill of $13.5 million and unfavorable foreign currency rate changes of $13.0 million, partially offset by increased prices and volumes.

Electrolytic and other chemical products operating profit increased $5.0 million to a profit of $5.1 million during the nine months ended September 30, 2008, from a profit of $0.1 million during the nine months ended September 30, 2007. The improvement was primarily driven by increased sales due to higher prices for sodium chlorate and an improved mix of higher end manganese dioxide products. While pricing and product mix was better, increased energy, restructuring and freight costs partially offset these gains.

Corporate and nonoperating sites improved $9.2 million to a loss of $14.6 million for the nine months ended September 30, 2008, versus a loss of $23.8 million during the nine months ended September 30, 2007. The improvement was primarily due to lower selling, general and administrative expenses and lower restructuring charges in 2008 of $3.2 million related to reductions in force. Lower selling, general and administrative expenses were mainly due to lower employee related costs including salaries and variable compensation, reduced employee benefit costs and a $3.5 million write-off in 2007 of an information technology project related to our financial and operational systems, partially offset by legal and professional fees incurred in 2008 in connection with the company’s evaluation of strategic options.

Gain on land sales for the nine months ended September 30, 2008, was $25.1 million compared to $0.5 million during the nine months ended September 30, 2007. Properties sold in 2008 include several parcels of land in Henderson, Nevada, a former terminal site in Mobile, Alabama, several former gas station sites and two parcels of land in Oklahoma City, Oklahoma. Properties sold in 2007 include former gas station sites.

Interest and debt expense increased $1.4 million, or 3.7% percent, to $38.9 million during the nine months ended September 30, 2008, from $37.5 million during the nine months ended September 30, 2007. The increase was primarily related to a decrease in the amount of interest capitalized due to lower capital expenditures in the current period.

Other income, net, decreased $10.0 million to a loss of $5.9 million during the nine months ended September 30, 2008, from $4.1 million during the nine months ended September 30, 2007. The change was mainly due to foreign currency losses in 2008 compared to gains in 2007, lower income from equity affiliates and a higher loss on sale of receivables from our securitization program.

The effective income tax rate was 9.0% for the nine months ended September 30, 2008, compared to (19.3)% for the nine months ended September 30, 2007. The expected benefit for the nine months ending September 30, 2008 was reduced due to establishing a valuation allowance on a foreign net operating loss, the impact of losses in foreign jurisdictions with an effective income tax rate lower than the U.S. statutory rate, and additional FIN No. 48 accruals. The reduction to the benefit was partially offset due to zero tax expense being recorded in taxing jurisdictions in which the company had previously established valuation allowances. The establishment of a valuation allowance on foreign net operating loss referenced above included establishing an allowance in the third quarter of $8.1 million related to a net operating loss in The Netherlands that the company does not expect to utilize prior to expiration.

Loss from discontinued operations decreased $0.8 million to $1.2 million during the nine months ended September 30, 2008, from $2.0 million during the nine months ended September 30, 2007. The 2008 period includes a provision of $3.8 million, net of taxes, related to additional environmental reserves for a former refinery site due primarily to increased soil disposal costs. The 2007 period included a provision of $3.8 million, net of taxes, related to our former uranium processing site at Ambrosia Lake, New Mexico, for a remediation proposal to meet additional erosion controls as required by the NRC, as well as a provision of $1.4 million, net of taxes related to the company’s former forest products operations that were not required in 2008. Both periods include losses related to legal and environmental costs associated with our former forest products, thorium and refining operations.

Financial Condition and Liquidity

General

Our primary cash needs are for working capital, capital expenditures, environmental cash expenditures, debt service under the senior secured credit facility (discussed below) and the unsecured notes. We may also require additional capital to finance our future growth and development, implement additional marketing and sales activities, and fund our restructuring efforts. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. However, there can be no assurance, in part due to the current economic environment, that additional debt or equity financing will be available to us. We are restricted by the terms of the senior secured credit facility and the indenture governing the unsecured notes from incurring additional indebtedness.

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have $549.4 million in borrowings at September 30, 2008 and have experienced significant losses for the year ended December 31, 2007, and the nine months ended September 30, 2008, and continue to generate negative cash flows from operations. As we continue to generate losses and negative cash flows, this raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to generate positive cash flows, restructure our capital structure including, among other alternatives, refinancing our outstanding indebtedness and mitigating the legacy environmental liabilities carried by the company. Failure to address these issues could result in, among other things, the depletion of available funds and our not being able to pay our obligations when they become due. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.

Of cash and cash equivalents at September 30, 2008, $36.9 million was held in the U.S. and $18.8 million was held in other countries.

Cash Flows from Operating Activities.  Net cash flows from operating activities during the nine months ended September 30, 2008, were a use of $24.1 million compared to a source of $96.4 million during the nine months ended September 30, 2007. The $120.5 million decrease in cash flows from operating activities for the 2008 period was primarily due to the reduction in operating profit discussed above (excluding the goodwill write-off) for the nine months ended September 30, 2008, compared to the prior period. Cash flows from operations were lower in

2008 due to the initial proceeds of $60.6 million from the accounts receivable securitization implemented in September 2007 in addition to a decrease in accounts payable due to the timing of payments.

Cash Flows from Investing Activities.  Net cash from investing activities during the nine months ended September 30, 2008, was a source of $0.4 million compared to a use of $50.5 million during the nine months ended September 30, 2007. The increase in cash flows was due to lower capital expenditures coupled with proceeds from the sale of land in the current period.

Capital expenditures in the 2008 period were $25.2 million. Significant projects during the 2008 annual period include the purchase of anodes for the Hamilton, Mississippi, electrolytic facility, repairing the main oxidation floor at the Hamilton, Mississippi, pigment facility and replacing the waste handling system at the Uerdingen, Germany pigment facility. Capital expenditures in 2008 are expected to be in the range of $35 million to $40 million.

Capital expenditures in the 2007 period were $51.5 million. Significant projects in 2007 included upgrading the oxidation line and waste treatment facility at the Botlek, Netherlands, facility and process improvement projects at the Hamilton, Mississippi; Henderson, Nevada; Savannah, Georgia; and Uerdingen, Germany, facilities.

Cash Flows from Financing Activities.  Net cash from financing activities was a source of $55.2 million during the nine months ended September 30, 2008 compared to a use of $49.5 million for the nine months ended September 30, 2007. Cash received in 2008 consisted of borrowings under our revolver of $96.3 million offset by $4.2 million in dividend payments, $31.9 million for repayment of debt and $5.0 million of costs associated with debt covenant modifications. Cash used in 2007 included $44.6 million in long-term debt payments, $6.2 million in dividend payments and costs of $0.3 million to modify debt. These were partially offset by proceeds from stock option exercises of $1.6 million.

Credit Agreement and Covenant Amendments.  In November 2005, our wholly owned subsidiary, Tronox Worldwide LLC, entered into a senior secured credit facility. This facility consists of a $200 million six-year term loan facility and a five-year multicurrency revolving credit facility of $250 million. Interest on amounts borrowed under the senior secured credit facility is payable, at our election, at a base rate or a LIBOR rate, in each case as defined in the agreement. As of September 30, 2008, based on our credit ratings the margin applicable to LIBOR borrowings was 450 basis points.

The terms of the credit agreement provide for customary representations and warranties, affirmative and negative covenants, and events of default. Our primary financial covenants are a Total Leverage Ratio and an Interest Coverage ratio (both as defined in the credit agreement).

In February 2008, we obtained an amendment to the 2008 and 2009 financial covenants. This amendment was agreed to by our lenders and went into effect in the first quarter of 2008. During the second quarter, economic conditions, including escalating costs for process chemicals, energy and shipping and handling costs, as well as production difficulties at our Uerdingen and Kwinana TiO2 plants, made it doubtful that we would meet the amended covenants as of June 30, 2008. As a result, we requested and received a waiver on the Consolidated Total Leverage Ratio (as defined) under the credit agreement for the period of four consecutive fiscal quarters ending June 30, 2008. In July 2008, the company subsequently obtained approval to further amend the Consolidated Total Leverage Ratio covenant for the second, third and fourth quarter of 2008. During the third quarter, due to continuing negative results of operations, we were unable to meet the amended Consolidated Total Leverage Ratio and received a waiver for events of default resulting from noncompliance with this financial covenant in October 2008 that is effective through November 25, 2008. Under the terms of the waiver, the company cannot borrow additional funds during the waiver period. Based on our current projections, which are conditioned on realizing trade receivables under normal trade terms, continuation of the securitization program and settling payables in the normal course of business, the company believes it will have enough cash and cash flow from operations to continue operating throughout the waiver period.

The table below presents the current approved covenant requirements by quarter. The limitations on capital expenditures have not been modified and are $130 million in 2008 and $100 million in 2009 and thereafter. We incurred amendment fees of approximately $2.5 million for each of the amendments in February 2008 and July 2008 and approximately $1.3 million for the October 2008 waiver. The margin applicable to LIBOR borrowings at September 30, 2008 was 450 basis points which includes 50 basis points as a result of the company’s Consolidated

Quarterly Leverage Ratio (as defined) at June 30, 2008, exceeding 4.25x. Since the Consolidated Quarterly Leverage Ratio exceeded 4.25x at September 30, 2008, the margin increase of 50 basis points remains effective for the fourth quarter of 2008.

The following table presents the Total Leverage Ratio and the Interest Coverage Ratio as specified by the financial covenants under the company’s credit agreement, as amended.

	Consolidated	Consolidated
	Total	Interest
	Leverage Ratio	Coverage Ratio

Fiscal Quarter Ended
September 30, 2008	5.55:1	0.80:1
December 31, 2008	5.35:1	0.80:1
March 31, 2009	4.50:1	1.25:1
June 30, 2009	4.35:1	1.25:1
September 30, 2009	3.90:1	1.75:1
December 31, 2009	3.50:1	1.75:1

The company was not in compliance with its financial covenants at September 30, 2008, but subsequently received a waiver. Due to the continued uncertainty of the economic environment including the current credit crisis and the tightening of the covenant requirements in 2009, the company is unable to predict with a reasonable level of certainty that we would be able to meet our financial covenants for the remainder of 2008 and the first nine months of 2009. Therefore, the outstanding balances on the company’s credit agreement have been classified as current obligations. The company’s senior notes contain cross default provisions such that if a default on the credit agreement were to occur and remain uncured, this would trigger a default on the senior note as well. As a result, the entire $350.0 million balance on the senior notes has also been classified as a current obligation.

As of September 30, 2008, we had total debt of $549.4 million (including $96.4 million of borrowings on our revolving credit facility), cash and cash equivalents of $55.7 million and outstanding letters of credit issued under the credit facility in the amount of $79.8 million resulting in unused capacity under the revolving credit facility of $73.8 million. Although we had unused capacity, the amount of borrowing availability was subject to our financial covenants which was a limiting factor. As of November 5, 2008, we had total debt of $562.8 million which included $109.8 million of borrowings on our revolving credit facility.

Senior Unsecured Notes.  Also concurrently with the IPO, Tronox Worldwide LLC and Tronox Finance Corp. issued $350 million in aggregate principal amount of 9 1/2% senior unsecured notes due 2012 in a private offering. Interest on the notes is payable on June 1 and December 1 of each year. During the second quarter of 2006, we registered these notes with the Securities and Exchange Commission (the “SEC”) and subsequently, on July 14, 2006, completed an exchange of all notes and guarantees for publicly tradable notes and guarantees having substantially identical terms. These notes are guaranteed by our material direct and indirect wholly owned domestic subsidiaries. If the repayment of any other indebtedness of the company is accelerated prior to its stated maturity, the senior notes may become due and payable by the trustee at the direction of holders of at least 25% in the aggregate principle amount of the then outstanding notes.

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

Receivables Securitization.  We executed a $100.0 million accounts receivable securitization program (the “Program”) in September 2007 with an initial term of one year. Under the initial terms of the agreement, financing can be extended for an additional two years in the form of a securitization or a secured borrowing as determined by the sponsoring institution, The Royal Bank of Scotland plc (“RBS”) (as successor to ABN AMRO Bank N.V.). Under the Program, receivables owned by our U.S. subsidiaries are sold on a recurring basis to Tronox Funding LLC (“Funding”), a wholly owned special purpose subsidiary owned by us. Funding, in turn, sells to either Amsterdam

Funding Corporation (“AFC”), an asset-backed commercial paper conduit sponsored by RBS, or sells to RBS directly (both AFC and RBS collectively referred to as “Amsterdam”) an undivided percentage ownership interest in the pool of receivables Funding acquires from the company (subject to a program limit in the aggregate of $100.0 million). We retain the servicing responsibility for the accounts receivable.

At September 30, 2008, the balance in receivables sold by the transferor subsidiaries to Funding totaled $105.7 million, of which $65.6 million was sold to Amsterdam in the form of the purchased participation interest, resulting in a subordinated retained interest held by Funding with a fair value carrying amount of $39.7 million. The subordinated retained interest serves as over-collateralization on the purchased interest by Amsterdam and, thus, provides credit enhancement to the Program.

The receivables sale agreement contains cross default provisions with our debt agreements. In June 2008, we obtained a waiver under the agreement which, due to a default under our Credit Agreement at May 31, 2008, would have otherwise prevented Funding from purchasing additional receivables from the transferor subsidiaries. In July 2008, the receivables sale agreement was amended resulting in the elimination of the two-year extension option described above and reducing the program size to $75.0 million. Extension of the program beyond the expiration of the initial term in September 2008 will be allowed only upon consent of RBS. In September 2008, the receivables sale agreement was amended resulting in the extension of the program’s termination date to October 31, 2008. In October 2008, the company, AFC and RBS entered into a waiver and amendment to the receivables sale agreement in which RBS waived certain defaults under the company’s credit agreement, and, among other things, extended the program’s termination date to November 25, 2008. There is no assurance that further extensions will be granted upon expiration of the extension. In the event that RBS elects not to provide further extensions, the program will enter into a termination phase. During this phase, all collections on receivables owned by Funding would be remitted to RBS up to the outstanding amount of RBS’s purchased participating interest along with any associated fees. If the program is not extended, there would be no further sales of receivables under this program and cash flows from operations would decrease compared to periods where the program is ongoing and would require the company to seek additional sources of financing.

Off-Balance Sheet Arrangements

We have entered into agreements that require us to indemnify third parties for losses related to environmental matters, litigation and other claims. We have recorded no material obligations in connection with such indemnification obligations as none are currently evaluated as probable of loss. In addition, pursuant to the MSA, we will be required to indemnify Kerr-McGee for all costs and expenses incurred by it arising out of or due to our environmental and other liabilities other than such costs and expenses reimbursable by Kerr-McGee pursuant to the MSA. At September 30, 2008, we had outstanding letters of credit in the amount of $80.5 million, of which $79.8 million was issued under our credit agreement. These letters of credit have been granted to us by financial institutions to support our environmental cleanup costs and miscellaneous operational and severance requirements in international locations.

Outlook

Overview

We experienced significant losses for the year ended December 31, 2007, and the nine months ended September 30, 2008, and have generated negative cash flows from operations in the current year. As we continue to generate losses and negative cash flows, this raises substantial doubt about our ability to continue as a going concern and we may need to seek additional financing. Should this occur, debt or equity financing may not be available, when needed, on terms favorable to us or even available to us at all. Our ability to continue as a going concern will depend upon our ability to generate positive results and cash flows, restructure our capital structure, including, among other alternatives, refinancing our outstanding indebtedness and mitigating our environmental liabilities.

Failure to address these issues could result in, among other things, the depletion of available funds and our not being able to pay our obligations when they become due, as well as possible defaults under our debt obligations.

We continue to focus on cash flow by reducing costs and managing working capital, capital expenditures and legacy expenditures. The company also continues to aggressively pursue fixed cost reductions and productivity improvements. Through workforce reductions and attrition, our global workforce has decreased by 158 employees during 2008 and we are implementing other cost reduction and restructuring measures as quickly as possible. Our results are subject to the risks discussed in Item 1A, “Risk Factors,” in our 2007 Annual Report on Form 10-K and it is critical for us to be in compliance with the financial covenants.

We are evaluating all strategic options for the company, including mitigation of our environmental liabilities and capital restructuring. We have retained the investment banking firm Rothschild Inc. to further assist us in evaluating our strategic options for the business. This has been the most challenging business environment our company has faced and while we continue to make strides against difficult conditions, there is no assurance that we will be successful in pursuing alternatives and options, or that the current price increases we are implementing will offset continuing cost increases and other factors that the company is unable to predict and that are beyond our control. Even if we are successful with one or more strategic alternatives, we may not be able to fully address our many ongoing challenges and to maintain financial viability. If we continue to experience negative impacts on our operations, as stated in our previous quarterly report on Form 10-Q, the company may need to seek relief under Chapter 11 of the United States Bankruptcy Code to allow the company to, among other things, restructure its capital structure and reorganize its business, including its environmental legacy issues.

As of September 30, 2008, the company’s Class A and Class B shares of common stock were delisted from the New York Stock Exchange (NYSE) because we were unable to meet the listing criteria for companies traded on the exchange. The company’s Class A and Class B shares of common stock began trading over the counter (OTC) on the OTC Bulletin Board under ticker symbols TROXA.PK and TROXB.PK. The OTC Bulletin Board is an electronic quotation system that displays quotes from broker dealers on many OTC securities.

Pigment

The overall global economic environment continues to deteriorate and presents substantial challenges to the business. While slowing economic growth (GDP) in the United States has continued to worsen throughout 2008, we are also beginning to see similar slowdowns in both Europe and Asia Pacific regions. While the declines in economic activity (GDP) were already being observed, the recent global financial crisis in investment and credit markets have substantially accelerated these declines. As we look forward to 2009, the magnitude of decline in economic activity will heavily influence TiO2 demand and general business performance.

Demand for TiO2 continues to grow in the Asia-Pacific region although growth in China is beginning to moderate. Eastern European TiO2 demand is continuing to grow while weakening demand continues in the U.S and Western Europe. In North America, although demand is down from last year and is not projected to rebound until mid to late 2009, inventories continue to be at or below seasonal averages due to the increased levels of exports into other regions. Given the softness in the North American market, we continue to manage the logistics of moving TiO2 into the higher demand regions. Although this strategy maintains our volumes, the longer supply chain incurs higher costs for shipping and handling as well as inventory carrying costs. The magnitude of decline in GDP referenced above will influence the U.S demand in 2009 and its recovery, along with the moderated growth in Asia Pacific and Eastern Europe.

We have announced and are in the process of implementing price increases. These increases are intended to help offset the significant increases in freight, energy and other input costs that the TiO2 industry has absorbed over the last two years. We have successfully implemented certain price increases globally and we expect additional implementation of recently announced price increases. With the recent decline in energy prices and the slight moderation of broad inflationary pressures, we have begun to see some chemical prices decline from their summer highs. Hurricanes and some labor disruptions have delayed some reductions, but we expect some chemicals’ prices will decline with the market over the coming months while others will require aggressive measures to recover from previous increases. Although we expect some price increases to be achieved and cost increases to mitigate slightly, there can be no assurance that the current price increases will offset the cost increases that the company is unable to predict and that depend on numerous factors beyond its control.

Electrolytic and other chemical products

The outlook for advanced battery materials remains positive propelled by the growth of digital devices and demand for improved battery performance. With the imposition of anti-dumping orders against Chinese and Australian EMD imports into the U.S., EMD supply and demand is expected to remain in balance, leading to improved U.S. industry profitability. Demand for lithium manganese oxide (LMO) rechargeable battery materials are expected to remain positive as lithium ion batteries continue their penetration into power tools, power supply devices, E-bikes, and longer-term HEV / PHEV vehicles.

The market for boron specialties continues to experience healthy growth propelled by the increasing demand for LCD TV’s, solar devices, semi-conductors and expanding pharmaceutical applications. In the near-term, these positive demand drivers are expected to be partly undermined by lower economic conditions in the U.S. and impact on Asian industry. The chlorate market is expected to remain in balance as supply remains challenged by increasing energy and transportation costs partly offsetting any reductions in the North American pulp and paper market.

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

The U.S. dollar is the functional currency for our international operations, except for our European operations, for which the Euro is the functional currency. Periodically, we enter into forward contracts to buy and sell foreign currencies. These contracts generally have durations of less than one year. The following table presents the notional amounts at the contract exchange rates and the weighted-average contractual exchange rates for contracts to purchase (sell) foreign currencies at September 30, 2008. Changes in the fair value of these contracts are recorded in net income as a component of other income (expense).

	Notional	Weighted-Average
	Amount	Contract Rate
	(In millions)

Maturing in 2008 —
Euro	$(14.5)	1.5264
Australian dollar	18.9	0.9043
Maturing in 2009 —
Euro	(10.6)	1.5278
Australian dollar	6.8	0.9186

The fair value of foreign currency derivatives included in our Condensed Consolidated Balance Sheets was a net liability of $1.2 million and a net asset of $0.3 million on September 30, 2008 and 2007, respectively. Changes in the fair value of our currency derivatives are recorded in the condensed consolidated statements of operations as a component of other income (expense).

To reduce the risk of fluctuations in natural gas prices and increase the predictability of cash flows, from time to time, we enter into financial derivative instruments that generally fix the commodity prices to be paid for a portion of our forecasted natural gas purchases. These contracts have been designated and qualified as cash flow hedges. As such, the resulting changes in fair value of these contracts, to the extent they are effective in achieving their risk management objective, are recorded in accumulated other comprehensive income. The fair values of natural gas contracts included in our Condensed Consolidated Balance Sheets were net liabilities of $0.9 million and $0.8 million on September 30, 2008 and 2007, respectively. These amounts will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., reported as cost of goods sold when inventory is sold).

The following table presents the forecasted percentage hedged and the weighted average price per MMBtu for contracts outstanding at September 30, 2008, to purchase natural gas for our U.S. operations.

		Average
		Contract Price
	% Hedged	$/MMBtu

Q4, 2008	35%	$8.81

We have three interest-rate swap contracts to hedge interest payments on three $25.0 million tranches of our variable-rate term loan. Two contracts mature in September 2009 with the third maturing in March 2009. The swaps exchange the variable LIBOR rate component for fixed rates of 4.83%, 4.59%, and 2.46%, respectively, on the three tranches. These contracts have been designated and qualify as cash flow hedges. As such, the resulting changes in fair value of these contracts are recorded in accumulated other comprehensive income. Settlement occurs concurrent with interest payments that are made on a quarterly basis where realized gains or losses are recognized as a component of interest expense. The fair values of interest rate swap contracts included in our Condensed Consolidated Balance Sheets were net liabilities of $0.6 million and $0.1 million on September 30, 2008 and 2007, respectively. Effective October 1, 2008, we will be discontinuing hedge accounting on a prospective basis for our interest rate swaps. As a result, while the unrealized loss on our interest rate swaps at September 30, 2008, will remain in other comprehensive income, future changes in unrealized gains or losses will be reported in net income (loss).

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report regarding Tronox Incorporated’s or management’s intentions, beliefs or expectations, or that otherwise speak to future events, are “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include those statements preceded by, followed by or that otherwise include the words “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “budget,” “goal,” “plans,” “objective,” “outlook,” “should,” or similar words. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the market value of Tronox Incorporated’s products, the ability to implement price increases, demand for consumer products for which Tronox Incorporated’s businesses supply raw materials, the market for materials that Tronox uses to produce TiO2, its inability to predict the prices of such raw materials, the market for debt and/or equity financing, the financial resources of competitors, changes in laws and regulations, the ability to respond to challenges in international markets, the ability to pursue and complete its strategic alternatives, changes in currency exchange rates, political or economic conditions in areas where Tronox Incorporated operates, trade and regulatory matters, general economic conditions, and other factors and risks identified in Tronox Incorporated’s U.S. Securities and Exchange Commission (“SEC”) filings. Actual results and developments may differ materially from those expressed or implied in this Quarterly Report on Form 10-Q. Tronox Incorporated does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. Investors are urged to consider closely the disclosures in (i) this Quarterly Report on Form 10-Q, (ii) our Annual Report on Form 10-K for the year ended December 31, 2007, (iii) our subsequent Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008, and (iv) our other filings made with the SEC.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Savannah Plant

On September 8, 2003, the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”) issued a unilateral Administrative Order to our subsidiary, Tronox Pigments (Savannah) Inc., claiming that the Savannah plant exceeded emission allowances provided for in the facility’s Title V air permit. On October 8, 2003, Tronox filed an Administrative Appeal of the Administrative Order. On September 19, 2005, the EPD rescinded the Administrative Order and filed a Withdrawal of Petition for Hearing on Civil Penalties. Accordingly, the proceeding on the merits of the Administrative Order and the administrative penalties was dismissed, without prejudice. After dismissal of the Administrative Order, representatives of the EPD, the EPA and Tronox continued with their discussions regarding a resolution of the alleged violations, with the EPA taking the lead role in these discussions. On December 6, 2006, the EPA informed Tronox Pigments (Savannah) Inc. that it had submitted a civil referral to the U.S. Department of Justice (the “DOJ”) with respect to the air quality issues and for matters stemming from an EPA led Resource Conservation and Recovery Act (“RCRA”) Compliance Evaluation Inspection (“CEI”) that occurred in January 2006. Prior to the filing of any formal action, the DOJ has agreed to a series of settlement negotiations to determine if the matter can be resolved. Tronox Pigments (Savannah) Inc. provided the EPA with data related to its position on proposed civil penalties. Discussions regarding the offer of settlement and compromise are ongoing. EPA issued an Air Quality Notice of Violation (“NOV”) to the company on August 15, 2008. The NOV related to the previously alleged Title V air permit violations. The company responded to the NOV with a request that EPA reevaluate the basis for the allegations and withdraw the NOV.

An agreement between the parties to toll the statute of limitations expired on July 31, 2008. If we are unable to reach a resolution of this matter through settlement discussions, we will vigorously defend against the EPA’s claims.

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

New Jersey Wood-Treatment Site

Tronox LLC was named in 1999 as a potential responsible party (“PRP”) under CERCLA at a former wood-treatment site in New Jersey at which the EPA is conducting a cleanup. On April 15, 2005, Tronox LLC received a letter from the EPA asserting it is liable under CERCLA as a former owner or operator of the site and demanding reimbursement of costs expended by the EPA at the site. The letter made demand for payment of past costs in the amount of approximately $179 million, plus interest. The EPA informed Tronox LLC that as of December 5, 2006, project costs are approximately $244 million, and that it would consider resolving the matter for $239 million. Tronox LLC did not operate the site, which had been sold to a third party before Tronox LLC succeeded to the interests of a predecessor in the 1960s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed any liabilities for the site. In addition, it appears there are other PRP’s who should be liable for the cleanup. Tronox LLC, Tronox Worldwide LLC, Tronox Incorporated, Kerr-McGee Worldwide Corporation and the EPA entered into an agreement to toll the statute of limitations (“tolling agreement”) on March 28, 2006, and submitted the matter to nonbinding mediation, mediation sessions and follow-up discussions were held between September 9, 2006, and August 28, 2008.

Following the conclusion of mediation discussion, the EPA/DOJ filed a complaint in the United States District Court, District of New Jersey, on August 28, 2008. The EPA did not name other PRPs or Anadarko Petroleum Corporation in the lawsuit. Tronox intends to vigorously defend against the EPA’s claims.

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

In October 2006, Tronox issued notice letters to two other potential PRPs at the site. On November 14, 2007, two members of the U.S. Senate requested the U.S. Government Accountability Office (“GAO”) investigate EPA’s cleanup of the site. On November 28, 2007, the GAO accepted the request and indicated it would begin its investigation around February 1, 2008. On April 30, 2008, Tronox received notice that the general contractor for the Manville remediation project had sued its subcontractors and project manager for fraud, bribery and other improprieties related to the work done at the site. Investigations by the Inspector General of the EPA and the Inspector General of the Army Corps of Engineers are ongoing.

On June 25, 2007, the New Jersey Department of Environmental Protection (“NJ DEP”) and the Administrator of the New Jersey Spill Compensation Fund sued Tronox LLC and unnamed others in Superior Court, Law Division, Somerset County, New Jersey. The plaintiffs allege defendants are responsible for releases from the Federal Creosote Superfund Site that damaged the state’s groundwater and seek natural resource damages and reimbursement of costs that the state expended at the site and other similar relief. Tronox LLC has filed an answer in the matter. NJDEP has agreed to dismiss the state court action.

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

At Columbus, Mississippi, the Maranatha Faith Center filed a state court property damage lawsuit in 2000. The church filed bankruptcy in 2003 but continues to prosecute its lawsuit. Tronox LLC moved for change of venue due to adverse publicity in the Columbus community stemming from prior litigation and settlements. In September 2006, the judge agreed with Tronox LLC and ordered the transfer of venue. On February 6, 2008, the judge reassigned the case to another judge and transferred the trial from Columbus to Starkville, Mississippi. Trial is set for April 27, 2009. Also pending in Mississippi state courts are two cases with two local businesses alleging property damage. Pending in Mississippi federal court are 238 cases filed from 2002 to 2005 that have been consolidated for pretrial and discovery purposes. While many plaintiffs have been dismissed on motions filed by Tronox LLC, over 2,000 plaintiffs remain in the consolidated action. In January 2007, the judge granted the Tronox LLC severance motion, requiring each individual plaintiff’s case to be tried separately. However, the judge excepted from his severance order two plaintiffs (one with personal injuries and the other with property damage) who were set to be tried jointly later in 2007. These cases were subsequently stricken from the court’s trial docket so that the parties could pursue mediation. On October 3, 2007, the judge entered an order dismissing the consolidated litigation without prejudice, limiting future litigation to individual cases that are not settled through mediation. The first mediation hearing, for the two plaintiffs who were set for trial in 2007, was conducted on August 26, 2008, and resulted in settlements with both plaintiffs. The second hearing, for eleven plaintiffs who claim brain cancer, was conducted on October 7, 2008, and resulted in settlements with five plaintiffs. . The amount of mediation settlements totaled less than $0.1 million.

At Avoca, Pennsylvania, 35 state court lawsuits were filed in 2005 by over 4,000 plaintiffs. The plaintiffs classified their claims into various alleged disease categories. In September 2005, the judge ordered that discovery and the first trial focus on plaintiffs who allege precancerous skin lesions. The first trial was scheduled for August 2007, but in May 2007 the parties agreed on arbitration as an alternative to this litigation. The judge approved arbitration and placed the lawsuits on an inactive docket. The first arbitration, to address plaintiffs who claim pre-cancerous skin lesions, was conducted from October 1-10, 2007, with a single arbitrator to decide whether plaintiffs’ claims should be compensated. On April 18, 2008, the arbitrator entered nine individual awards which together total $0.2 million. Tronox challenged one award and paid the other eight awards in June 2008. The second arbitration hearing for plaintiffs claiming skin cancer was conducted August 5-7, 2008. On October 2, 2008, the arbitrator entered eight individual awards. Tronox will challenge five awards and expects to pay the other three awards, which together total $0.2 million, by December 2008.

At Texarkana, Texas, three federal lawsuits were filed from 2004 to 2006. The five plaintiffs in May v. Tronox concluded settlement negotiations with the insurer for Tronox in April 2007, and the case was dismissed in June 2007. Similarly, in Avance v. Tronox, 27 plaintiffs reached settlements with the insurer in July, and the case was dismissed on October 12, 2007. In Jeans v. Tronox, six plaintiffs and the insurer reached an agreement in principle to settle in January 2008. The agreement was confirmed in writing by plaintiff’s counsel on March 4, and the final settlement agreement was approved by plaintiff’s counsel on June 26, 2008. The case is expected be completely dismissed in the fourth quarter of 2008. It is expected that the settlement will be fully funded by the insurer.

For a discussion of other legal proceedings and contingencies, including proceedings related to our environmental liabilities, see our Annual Report on Form 10-K for the year ended December 31, 2007, and Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The company’s Annual Report on Form 10-K for the year ended December 31, 2007, and subsequent Quarterly Reports on Form 10-Q for the periods ended March 31, 2008, and June 30, 2008, include risk factors to be considered by investors in the company’s securities. In addition to those risk factors, the risk factors discussed below pertain to events in the current year.

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

If we are unsuccessful in extending financing under our securitization program, which expires on November 25, 2008, we would need to seek additional sources of financing.

We executed an accounts receivable securitization program in September 2007 with an initial term of one year. In September 2008, the receivables sale agreement was amended resulting in the extension of the program’s termination date to October 31, 2008. In October 2008, the company, AFC and RBS entered into a waiver and amendment to the receivables sale agreement in which RBS waived certain defaults under the company’s credit agreement, and, among other things, extended the program’s termination date through November 25, 2008. In the event that RBS elects not to extend financing beyond the current term, the program will enter into a termination phase. During this phase, all collections on securitized receivables will be remitted to RBS up to the outstanding amount of RBS’s investment along with any outstanding fees. If the program is not extended, there would be no further sales of receivables under this program and cash flows from operations would decrease compared to periods where the current program is ongoing. Should this occur, we may need to seek additional financing arrangements which may not be available, when needed, on terms favorable to us or even available to us at all. Failure to obtain additional financing could result in, among other things, the depletion of available funds and our not being able to pay our obligations when they become due.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1		Amended and restated Certificate of Incorporation of Tronox Incorporated (incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

3.2		Amended and Restated Bylaws of Tronox Incorporated (incorporated by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2005).

10.1		First Amendment to the Receivables Sale Agreement, dated July 29, 2008, among Tronox Funding LLC, Amsterdam Funding Corporation and ABN AMRO Bank N.V., as agent for the Purchasers and as a committed purchaser dated September 26, 2008 (incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2008.

10.2		Second Amendment to Receivables Sale Agreement, dated as of September 18, 2008, among Tronox Funding LLC, Tronox Worldwide LLC, Amsterdam Funding Corporation and ABN AMRO Bank N.V., as agent for the Purchasers and as a committed purchaser (incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on September 24, 2008.

10	.3*	Executive Employment Agreement, dated September 3, 2008, by and between Gary L. Pittman and Tronox Incorporated.

10.4		Waiver and Amendment to Credit Agreement, dated October 28, 2008, with certain lenders under the Credit Agreement dated as of November 28, 2005, among the Company, the Borrower, the lenders from time to time as parties thereto, Lehman Brothers Inc. and Credit Suisse as joint lead arrangers and joint bookrunners, ABN Amro Bank N.V., as syndication agent, JPMorgan Chase Bank, N.A. and Citicorp USA, Inc. as co-documentation agents and Lehman Commercial Paper Inc., as administrative agent, as amended by the First Amendment dated as of March 12, 2007, the Second Amendment to the to the Credit Agreement and First Amendment to Guarantee and Collateral Agreement dated as of February 8, 2008, and the Third Amendment to the Credit Agreement and Second Amendment to Guarantee and Collateral Agreement dated as of July 17, 2008 (incorporated by reference to Exhibit 99.1 of Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2008).

10.5		Third Amendment to and Waiver of Receivables Sale Agreement, dated October 28, 2008, to the Receivables Sale Agreement among Tronox Funding LLC, the Royal Bank of Scotland plc and Amsterdam Funding Corporation, dated as of September 26, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2008).

31	.1*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tronox Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2008.

Tronox Incorporated

By:	/s/ Dennis L. Wanlass
Name:     Dennis L. Wanlass

Title:	Interim Chief Executive Officer

By:	/s/ Mary Mikkelson
Name:     Mary Mikkelson

Title:	Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Edward G. Ritter
Name:     Edward G. Ritter

Title:	Interim Controller
(Principal Accounting Officer)