Form 10-Q
period 2012-03-31
TRONOX INC; Tronox Ltd
filed 2012-05-25
CIK 1328910, 1530804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

TRONOX LIMITED

(ACN 153 348 111)

TRONOX INCORPORATED

(Exact name of registrant as specified in its charter)

Western Australia, Australia	98-1026700
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Delaware	20-2868245
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3301 N.W. 150th Street

Oklahoma City, Oklahoma 73134

(Address of principal executive offices)

Registrant’s telephone number, including area code: (405) 775-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2012, there were 15,093,378 shares of the Registrant’s Class A common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Page
Condensed Consolidated Balance Sheets as of March 31, 2012 (Successor) and December 31, 2011 (Successor)	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 (Successor), Two Months Ended March 31, 2011 (Successor) and One Month Ended January 31, 2011 (Predecessor)	4
Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 (Successor), Two Months Ended March 31, 2011 (Successor) and One Month Ended January 31, 2011 (Predecessor)	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 (Successor), Two Months Ended March 31, 2011 (Successor) and One Month Ended January 31, 2011 (Predecessor)	6
Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2012 (Successor), Two Months Ended March 31, 2011 (Successor) and One Month Ended January 31, 2011 (Predecessor)	7
Notes to Condensed Consolidated Financial Statements	8

*	On September 25, 2011, Tronox Incorporated entered into a definitive agreement (the “Transaction Agreement”) with Exxaro Resources Limited (“Exxaro”) and certain of its affiliated companies, to acquire 74% of its South African mineral sands operations, including its Namakwa and KZN Sands mines, separation facilities and slag furnaces, along with Exxaro’s 50% share of the Tiwest Joint Venture in Western Australia (together “Exxaro Mineral Sands”), which is referred to as the Transaction (the “Transaction”).

Pursuant to a Registration Statement on Form S-4 (File No. 333-178835) declared effective by the Securities and Exchange Commission (the “SEC”) on May 4, 2012 (the “Registration Statement”) for the initial public offering of shares of Tronox Limited’s Class A common stock, par value $0.01 per share (“New Common Stock”), Tronox Limited will issue 16,445,827 shares of its Class A common stock in a registered initial public offering (the “Equity Public Offering”). On May 30, 2012, the Company will hold a special meeting of the stockholders of Tronox Incorporated to adopt the Transaction Agreement for the purpose of approving the Transaction, and therefore become subject to the Constitution of Tronox Limited and applicable provisions of Australian law.

In the Transaction, the existing business of Tronox Incorporated will be combined with the Exxaro Mineral Sands business under a new Australian holding company, Tronox Limited. The Transaction will be effectuated in two primary steps. In the first step, Tronox Incorporated will become a subsidiary of Tronox Limited, with Tronox Incorporated stockholders receiving one Class A Share and $12.50 in cash for each share of Tronox Incorporated common stock, unless the holder elects to receive an exchangeable share of Tronox Limited (subject to proration), which will be exchangeable for one Class A Share of Tronox Limited and an amount in cash equal to $12.50 without interest (the “Exchangeable Shares”). The Exchangeable Shares will not be transferable until after December 31, 2012, but the Tronox Limited Class A Shares, including those delivered upon the exchange of an Exchangeable Share, will be transferable. In the second step, Tronox Limited will acquire Exxaro Mineral Sands in exchange for issuance of Class B Shares to Exxaro and one of its subsidiaries. Upon completion of the Transaction, assuming no Tronox Incorporated stockholders elect to receive Exchangeable Shares, former Tronox Incorporated stockholders and Exxaro will hold 15,238,612 Class A Shares and 9,950,856 Class B Shares, respectively, representing approximately 61.5% and 38.5%, respectively, of the voting power in Tronox Limited.

At March 31, 2012, Tronox Limited had no assets, no operations and only nominal capitalization. The historical condensed consolidated financial statements herein reflect the historical results of operations and financial position of Tronox Incorporated, for all periods presented.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions of dollars, except share and per share data)

	Successor
	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$222.7	$154.0
Accounts receivable:
Third party, net of allowance for doubtful accounts of $0.7 and $0.4	348.4	270.9
Related party	1.7	6.9
Inventories	404.4	311.2
Prepaid and other assets	18.0	21.7
Deferred income taxes	4.3	4.3

Total Current Assets	999.5	769.0
Property, Plant and Equipment, Net	558.8	554.5
Intangible Assets, Net	307.4	313.3
Other Long-Term Assets	37.3	20.6

Total Assets	$1,903.0	$1,657.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable:
Third party	$134.3	$126.9
Related party	72.6	74.8
Accrued liabilities	41.5	45.7
Long-term debt due within one year	4.4	5.9
Income taxes payable	42.6	27.6

Total Current Liabilities	295.4	280.9

Noncurrent Liabilities
Long-term debt	551.9	421.4
Pension and postretirement healthcare benefits	142.2	142.7
Deferred income taxes	18.4	19.1
Other	47.1	41.0

Total Noncurrent Liabilities	759.6	624.2

Contingencies and Commitments (Note 13)
Stockholders’ Equity
Common stock, par value $0.01 — 100,000,000 shares authorized, 15,420,567 shares issued and 15,088,815 shares outstanding at March 31, 2012 and 100,000,000 shares authorized, 15,406,803 shares issued and 15,076,691 shares outstanding at December 31, 2011	0.1	0.1
Capital in excess of par value	582.6	579.2
Retained earnings	327.8	241.5
Accumulated other comprehensive loss	(50.3)	(57.0)
Treasury stock, at cost — 98,303 shares and 94,513 shares at March 31, 2012 and December 31, 2011, respectively	(12.2)	(11.5)

Total Stockholders’ Equity	848.0	752.3

Total Liabilities and Stockholders’ Equity	$1,903.0	$1,657.4

See notes to condensed consolidated financial statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Millions of dollars, except share and per share data)

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended March 31,	Ended March 31,	Ended January 31,
	2012	2011	2011
Net Sales	$433.6	$267.1	$107.6
Cost of goods sold	(276.3)	(229.8)	(82.3)

Gross Margin	157.3	37.3	25.3
Selling, general and administrative expenses	(44.3)	(19.5)	(5.4)

Income from Operations	113.0	17.8	19.9
Interest and debt expense	(7.9)	(5.3)	(2.9)
Other income (expense)	(1.4)	1.0	1.6
Reorganization income	—	—	613.6

Income from Continuing Operations before Income Taxes	103.7	13.5	632.2
Income tax provision	(17.4)	(3.3)	(0.7)

Income from Continuing Operations	86.3	10.2	631.5
Loss from discontinued operations, net of income tax benefit of nil, nil and nil	—	—	(0.2)

Net Income	$86.3	$10.2	$631.3

Income (Loss) per Share, Basic and Diluted:
Basic —
Continuing operations	$5.72	$0.68	$15.29
Discontinued operations	—	—	(0.01)

Net income per share	$5.72	$0.68	$15.28

Diluted —
Continuing operations	$5.48	$0.65	$15.25
Discontinued operations	—	—	—

Net income per share	$5.48	$0.65	$15.25

Weighted Average Shares Outstanding (in thousands):
Basic	15,078	14,924	41,311
Diluted	15,733	15,793	41,399

See notes to condensed consolidated financial statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Unaudited)

(Millions of dollars)

	Successor		Predecessor
	Three Months Ended March 31,	Two Months Ended March 31,	One Month Ended January 31,
	2012	2011	2011
Net Income	$86.3	$10.2	$631.3

Foreign currency translation adjustments	6.7	1.3	0.9
Retirement and postretirement plans:
Amortization of actuarial gain, net of taxes of nil, nil, and nil	—	—	0.5
Amortization of prior service cost, net of taxes of nil, nil, and nil	—	—	(1.1)

Other comprehensive income	6.7	1.3	0.3

Total comprehensive income	$93.0	$11.5	$631.6

See notes to condensed consolidated financial statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Millions of dollars)

	Successor		Predecessor
	Three Months Ended March 31,	Two Months Ended March 31,	One Month Ended January 31,
	2012	2011	2011
Cash Flows from Operating Activities
Net income	$86.3	$10.2	$631.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	22.1	13.1	4.1
Deferred income taxes	0.1	(1.6)	0.8
Amortization of debt issuance costs	0.8	0.1	0.3
Pension and postretirement healthcare benefit (income) expense, net	1.3	0.8	(0.4)
Stock compensation expense	6.7	2.9	—
Other noncash items affecting net income	2.3	3.4	(0.2)
Reorganization items:
Noncash reorganization items	—	—	(636.6)
Environmental settlement funding	—	—	(270.0)
Claims paid with cash	—	—	(18.6)
Tort settlement funding	—	—	(16.5)
Professional and legal fees	—	—	(12.0)
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable	(77.5)	(59.5)	(8.1)
(Increase) decrease in related parties accounts receivable	5.2	(1.6)	(2.1)
(Increase) decrease in inventories	(93.2)	33.5	(15.3)
(Increase) decrease in prepaids and other assets	(0.4)	(0.3)	35.4
Increase (decrease) in accounts payable and accrued liabilities	7.6	(58.5)	23.1
Increase (decrease) in related parties accounts payable	(2.2)	17.5	0.5
Increase (decrease) in taxes payable	15.3	4.3	0.2
Other, net	(0.2)	31.5	1.0

Cash used in operating activities	(25.8)	(4.2)	(283.1)

Cash Flows from Investing Activities:
Capital expenditures	(20.7)	(8.3)	(5.5)
Proceeds from sale of assets	—	—	—

Cash used in investing activities	(20.7)	(8.3)	(5.5)

Cash Flows from Financing Activities
Reductions of debt	(421.1)	(1.1)	—
Proceeds from borrowings	550.0	14.0	25.0
Debt issuance costs and commitment fees	(19.0)	—	(2.4)
Other equity, net	0.3	—	—
Proceeds from rights offering	—	—	185.0

Cash provided by financing activities	110.2	12.9	207.6

Effects of Exchange Rate Changes on Cash and Cash Equivalents	5.0	0.4	0.3

Net Increase (Decrease) in Cash and Cash Equivalents	68.7	0.8	(80.7)
Cash and Cash Equivalents at Beginning of Period	154.0	61.0	141.7

Cash and Cash Equivalents at End of Period	$222.7	$61.8	$61.0

See notes to condensed consolidated financial statements.

TRONOX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Millions of dollars)

	Common Stock	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Successor:
Three Months Ended March 31, 2012
Balance at December 31, 2011	$0.1	$579.2	$241.5	$(57.0)	$(11.5)	$752.3
Net income	—	—	86.3	—	—	86.3
Other comprehensive income	—	—	—	6.7	—	6.7
Warrants exercised	—	0.1	—	—	—	0.1
Stock-based compensation	—	3.3	—		(0.7)	2.6

Balance at March 31, 2012	$0.1	$582.6	$327.8	$(50.3)	$(12.2)	$848.0

	Common Stock	Class A Common Stock	Class B Common Stock	Capital in Excess of par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Predecessor:
One Month Ended January 31, 2011
Balance at December 31, 2010	$—	$0.2	$0.2	$496.2	$(1,128.2)	$8.8	$(7.2)	$(630.0)
Net income	—	—	—	—	631.3	—	—	631.3
Other comprehensive income	—	—	—	—	—	0.3	—	0.3
Stock-based compensation	—	—	—	0.1	—	—	—	0.1
Fresh-start reporting adjustments:
Elimination of predecessor common stock, capital in excess of par value, and accumulated deficit	—	(0.2)	(0.2)	(496.3)	496.9	(9.1)	7.2	(1.7)
Issuance of new common stock	0.1	—	—	564.1	—	—	—	564.2

Balance at January 31, 2011	$0.1	$—	$—	$564.1	$—	$—	$—	$564.2

Successor:
Two Months Ended March 31, 2011
Balance at February 1, 2011	$0.1	$—	$—	$564.1	$—	$—	$—	$564.2
Net income	—	—	—	—	10.2	—	—	10.2
Other comprehensive income	—	—	—	—	—	1.3	—	1.3
Shares withheld for claims	—	—	—	—	—	—	(6.9)	(6.9)
Warrants exercised	—	—	—	0.7	—	—	—	0.7
Stock-based compensation	—	—	—	3.0	—	—	(1.0)	2.0

Balance at March 31, 2011	$0.1	$—	$—	$567.8	$10.2	$1.3	$(7.9)	$571.5

See notes to condensed consolidated financial statements.

TRONOX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Millions of dollars, except share and per share data or unless otherwise noted)

1. The Company

Tronox Incorporated, a Delaware Corporation, and its subsidiaries (collectively referred to as “Tronox” or the “Company”) is one of the leading producers and marketers of titanium dioxide (“TiO2”) pigment, which is used in consumer products such as paint, plastic and certain specialty products. The Company was formed on May 17, 2005, in preparation for the contribution (the “Contribution”) and transfer by Kerr-McGee Corporation (“Kerr-McGee” or “KM”) of certain entities, including those comprising substantially all of its chemical business. The Company has one reportable segment representing its pigment business. The pigment segment primarily produces and markets TiO2, and has production facilities in the United States, Australia and the Netherlands. The pigment segment also includes heavy minerals production operated through the Company’s joint venture in Australia (the “Tiwest Joint Venture”). The heavy minerals production is integrated with the Company’s Australian pigment plant, but also has third-party sales of minerals not utilized by its pigment operations. Electrolytic and other chemical products, which does not constitute a reportable segment, represents the Company’s other operations, which are comprised of electrolytic manufacturing and marketing operations, all of which are located in the United States. Electrolytic and other chemical products is reported in “Other Activities” when reconciling segmented information presented in Note 22.

On January 12, 2009 (the “Petition Date”), Tronox Incorporated and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 cases were consolidated for the purpose of joint administration. On November 30, 2010 (the “Confirmation Date”), the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Debtors’ First Amended Joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code, dated November 5, 2010 (as amended and confirmed, the “Plan”).

Material conditions to the Plan were resolved during the period from the Confirmation Date until January 26, 2011, and subsequently on February 14, 2011 (the “Effective Date”), the Debtors emerged from bankruptcy and continued operations as reorganized Tronox Incorporated. See Note 4 for additional information on the Company’s emergence from bankruptcy.

The Company applied fresh-start accounting under Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”) as of January 31, 2011. The Company evaluated the activity between January 26, 2011 and January 31, 2011 and, based upon the immateriality of such activity, concluded that the use of January 31, 2011 to reflect the fresh-start accounting adjustments was appropriate for financial reporting purposes. Accordingly, the financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Tronox and its subsidiaries on a fresh-start basis for the period beginning February 1, 2011 (“Successor”), and of Tronox and its subsidiaries on a historical basis for the period through January 31, 2011 (“Predecessor”).

Acquisition of Exxaro Mineral Sands Operations

On September 25, 2011, the Company entered into a definitive agreement (the “Transaction Agreement”) with Exxaro Resources Limited (“Exxaro”) and certain of its affiliated companies, to acquire 74% of its South African mineral sands operations, including its Namakwa and KZN Sands mines, separation facilities and slag furnaces, along with Exxaro’s 50% share of the Tiwest Joint Venture in Western Australia (together “Exxaro Mineral Sands”), which is referred to as the Transaction (the “Transaction”).

Pursuant to a Registration Statement on Form S-4 (File No. 333-178835) declared effective by the Securities and Exchange Commission (the “SEC”) on May 4, 2012 (the “Registration Statement”) for the initial public offering of shares of Tronox Limited’s Class A common stock, par value $0.01 per share (“New Common Stock”), Tronox Limited will issue 16,445,827 shares of its Class A common stock in a registered initial public offering (the “Equity Public Offering”). On May 30, 2012, the Company will hold a special meeting of the stockholders of Tronox Incorporated to adopt the Transaction Agreement for the purpose of approving the Transaction, and therefore become subject to the Constitution of Tronox Limited and applicable provisions of Australian law.

In the Transaction, the existing business of Tronox Incorporated will be combined with the Exxaro Mineral Sands business under a new Australian holding company, Tronox Limited. The Transaction will be effectuated in two primary steps. In the first step, Tronox Incorporated will become a subsidiary of Tronox Limited, with Tronox Incorporated stockholders receiving one Class A Share and $12.50 in cash for each share of Tronox Incorporated common stock, unless the holder elects to receive an exchangeable share of Tronox Limited (subject to proration), which will be exchangeable for one Class A Share of Tronox Limited and an amount in cash equal to $12.50 without interest (the “Exchangeable Shares”). The Exchangeable Shares will not be transferable until after December 31, 2012, but the Tronox Limited Class A Shares, including those delivered upon the exchange of an Exchangeable Share, will be transferable. In the second step, Tronox Limited will acquire Exxaro Mineral Sands in exchange for issuance of Class B Shares to Exxaro and one of its subsidiaries. Upon completion of the Transaction, assuming no Tronox Incorporated stockholders elect to receive Exchangeable Shares, former Tronox Incorporated stockholders and Exxaro will hold 15,238,612 Class A Shares and 9,950,856 Class B Shares, respectively, representing approximately 61.5% and 38.5%, respectively, of the voting power in Tronox Limited.

As of the closing of the Transaction, Tronox Limited will be the world’s third-largest producer and marketer of TiO2 manufactured via chloride technology, as well as was the third-largest titanium feedstock producer and the second largest zircon producer. Tronox Limited will have global operations in the Americas, Europe, South Africa and the Asia-Pacific region. Its assured feedstock supply and global presence, combined with a focus on providing customers with world-class products, end-use market expertise and strong technical support, will allow it to continue to sell products to a diverse portfolio of customers in various regions of the world, with most of whom it has well-established relationships. Tronox Limited will operate three TiO2 facilities at the following locations: Hamilton, Mississippi, Botlek, The Netherlands and Kwinana, Australia representing 465,000 tonnes of annual TiO2 production capacity. Additionally, Tronox Limited will operate three separate mining operations: KZN Sands located in South Africa, Namakwa Sands located in South Africa and Tiwest located in Australia, which have a combined production capacity of 723,000 tonnes of titanium feedstock and 265,000 tonnes of zircon.

Tiwest Joint Venture

	Nature of Business	2011%	2010%	2009%
Tiwest Joint Venture	Titanium minerals, and pigment production	50%	50%	50%

The Company operates the Tiwest Joint Venture with Exxaro Australia Sands Pty Ltd., which is a subsidiary of Exxaro. The Tiwest Joint Venture operates a chloride process TiO2 plant located in Kwinana, Western Australia (the “Kwinana Facility”), a mining operation in Cooljarloo, Western Australia, and a mineral separation plant and a synthetic rutile processing facility, both in Chandala, Western Australia.

The Tiwest Joint Venture is a contractual relationship between Tronox and Exxaro whereby each party holds an undivided interest in each asset of the joint venture, and are proportionally liable for each of the joint venture’s liabilities. The Tiwest Joint Venture is not a separate legal entity and does not enter into any transactions. Transactions are entered into by the joint venture partners who have the right to sell their own product, collect their proportional share of the revenues and absorb their share of costs. As such, the Company does not account for the Tiwest Joint Venture under the equity method.

The Company accounts for its share of the Tiwest Joint Venture’s assets that are jointly controlled and its share of liabilities for which it is jointly responsible on a proportionate gross basis in its Condensed Consolidated Balance Sheet. Additionally, the Company accounts for the revenues generated from its share of the products sold and its share of the expenses of the joint venture on a gross basis in its Condensed Consolidated Statements of Operations.

Through a separate agreement, the Company is responsible for the marketing of Exxaro’s TiO2, in which capacity it acts as principal and bears the credit risk for such sales. As the Company acts as principal, the total tonnes of TiO2 from the Tiwest Joint Venture sold are included in the Company’s net sales and the cost to acquire any tonnes from Exxaro is included in the Company’s cost of goods sold.

In the second step of the Transaction, as discussed above, Tronox Limited will acquire Exxaro Mineral Sands. Exxaro Mineral Sands is composed of Exxaro Sands and Exxaro TSA Sands in South Africa, and Exxaro’s 50.0% interest in the Tiwest Joint Venture. As such, Tronox Limited will own 100% of the Tiwest Joint Venture as of the date of the Transaction.

2. Basis of Presentation

The accompanying condensed consolidated financial statements of Tronox Incorporated are unaudited and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Tronox Limited and Tronox Incorporated’s Registration Statement. The December 31, 2011 balance sheet was derived from audited financial statements, but does not include all of the disclosures required by U.S. GAAP for complete financial statements.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. It is at least reasonably possible that the effect on the financial statements of a change in estimate within one year of the date of the financial statements due to one or more future confirming events could have a material effect on the financial statements. The consolidated results of operations for interim periods are not necessarily indicative of results for the entire year.

Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period. Such reclassifications had no impact on the Company’s net income or consolidated results of operations.

Foreign Currency

The U.S. dollar is considered the functional currency for the Company’s operations, except for the majority of its European operations. The Company determines the functional currency of each subsidiary based on a number of factors, including the predominant currency for revenues, expenditures and borrowings. Foreign currency transaction gains or losses are recognized in the period incurred and are included in “Other income (expense)” on the Consolidated Statements of Operations.

The euro is the functional currency for the majority of the Company’s European operations and, as such, translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reflected as a separate component on the Consolidated Statements of Other Comprehensive Income (Loss). When the subsidiary’s functional currency is the U.S. dollar, such as the Company’s Australian operations, adjustments from the remeasurement of foreign currency monetary assets and liabilities are presented in “Other income (expense)” on the Consolidated Statements of Operations.

Gains and losses on intercompany foreign currency transactions that are not expected to be settled in the foreseeable future are reported by the Company in the same manner as translation adjustments.

3. Recent Accounting Pronouncements

On January 1, 2012, the Company adopted the required guidance under ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which changed the presentation requirements of comprehensive income by improving the comparability, consistency, and transparency of financial reporting and increased the prominence of items reported in other comprehensive income. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements. During 2011, the FASB issued ASU 2011-12, which deferred certain requirements of ASU 2011-05. The Company did not adopt such deferred requirements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”), which changes certain fair value measurement and disclosure requirements, clarifies the application of existing fair value measurement and disclosure requirements and provides consistency to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

4. Emergence from Chapter 11 Proceedings

On November 30, 2010, the Confirmation Date, the Bankruptcy Court confirmed the Debtors’ Plan. Under Chapter 11 of the Bankruptcy Code, a debtor may reorganize its business for the benefit of its stakeholders with the consummation of a plan of reorganization being the principal objective. Among other things (subject to certain limited exceptions and except as otherwise provided in the Plan or the Confirmation Order), the Confirmation Order discharged the Debtors from any debt arising before the Petition Date, terminated all of the rights and interests of pre-bankruptcy equity security holders and substituted the obligations set forth in the Plan and new common stock for those pre-bankruptcy claims. Under the Plan, claims and equity interests were divided into classes according to their relative priority and other criteria.

The Plan was designed to accomplish, and was premised on, a resolution of the Debtor’s legacy environmental (the “Legacy Environmental Liabilities”) and legacy tort liabilities (the “Legacy Tort Liabilities” and collectively, with the Legacy Environmental Liabilities, the “KM Legacy Liabilities”). The Plan ensured that the Debtors emerged from Chapter 11 free of the significant KM Legacy Liabilities and were sufficiently capitalized. A final settlement was reached in November 2010 with respect to the Legacy Environmental Liabilities (the “Environmental Settlement”) and the Legacy Tort Liabilities (the “Tort Settlement” and, together with the Environmental Settlement, the “Settlement”). In exchange, claimants provided the Debtors and the reorganized Tronox Incorporated with discharges and/or covenants not to sue subsequent to the Effective Date with respect to the Debtors’ liability for the Legacy Environmental Liabilities. The Settlement established certain environmental response and tort claims trusts that are now responsible for the KM Legacy Liabilities in exchange for cash, certain non-monetary assets, and the rights to the proceeds of certain ongoing litigation and insurance and other third party reimbursement agreements. The Plan also provided for the creation and funding of a torts claim trust (the “Tort Claims Trust”), which was the sole source of distributions to holders of Legacy Tort Liabilities claims, who were paid in accordance with the terms of such trust’s governing documentation.

As a result of the settlement of the Debtors’ pre-petition debt and termination of the rights and interests of pre-bankruptcy equity, the Plan enabled Tronox Incorporated to reorganize around its existing operating locations, including: (a) its headquarters and technical facility at Oklahoma City, Oklahoma; (b) the TiO2 facilities at Hamilton, Mississippi and Botlek, the Netherlands; (c) the electrolytic chemical businesses at Hamilton, Mississippi and Henderson, Nevada (except that the real property and buildings associated with the Henderson business were transferred to an environmental response trust and reorganized Tronox Incorporated is not responsible for environmental remediation related to historic contamination at such site); and (d) its interest in the Tiwest Joint Venture in Australia.

As part of the Debtor’s emergence from the Chapter 11 proceedings, the Company relied on a combination of debt financing and money from new equity issued to certain existing creditors. Specifically, such funding included: (i) total funded exit financing of no more than $470 million; (ii) the proceeds of a $185 million rights offering (the “Rights Offering”) open to substantially all unsecured creditors and backstopped by certain groups; (iii) settlement of government claims related to the Legacy Environmental Liabilities through the creation of certain environmental response trusts and a litigation trust; (iv) settlement of claims related to the Legacy Tort Liabilities through the establishment of a torts claim trust; (v) issuance of common stock whereby holders of the allowed general unsecured claims received their pro rata share of 50.9% of the new common stock on the Effective Date, and the opportunity to participate in the Rights Offering for an aggregate of 49.1% of the new common stock, also issued on the Effective Date; and (vi) issuance of warrants, on the Effective Date, to the holders of equity in the Predecessor consisting of two tranches: the new series A warrants (the “Series A Warrants”) and the new series B warrants (the “Series B Warrants”), to purchase their pro rata share of a combined total of 7.5% of the new common stock, after and including the issuance of any new common stock upon exercise of the Series A Warrants and the Series B Warrants.

5. Fresh-Start Accounting

The following unaudited condensed consolidated balance sheet information illustrates the financial effects from implementing the Plan and the adoption of fresh-start accounting as of January 31, 2011.

	As of January 31, 2011
	Predecessor	Reorganization Adjustments		Fresh-Start Adjustments		Successor
Current Assets
Cash and cash equivalents	$117.4	$(56.4	) a	$—		$61.0
Accounts receivable, net	256.7	(3.8	) b	—		252.9
Inventories	213.7	(1.7	) c	35.5	k	247.5
Prepaid and other assets	139.3	(88.7	) d	—		50.6
Deferred income taxes	4.2	—		0.4	p	4.6

Total Current Assets	731.3	(150.6)		35.9		616.6
Property, Plant and Equipment, Net	317.5	(21.0	) e	185.7 l		482.2
Intangible Assets, Net	—	—		335.1	m	335.1
Other Long-Term Assets	41.7	(13.9	) f	(13.6	) n	14.2

Total Assets	$1,090.5	$(185.5)		$543.1		$1,448.1

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$221.6	$(0.3	) g	$—		$221.3
Accrued liabilities	44.5	(0.5	) h	—		44.0
Short-term debt	—	25.0	i	—		25.0
Long-term debt due within one year	4.3	—		—		4.3
Income taxes payable	2.7	—		—		2.7

Total Current Liabilities	273.1	24.2		—		297.3
Noncurrent Liabilities
Long-term debt	420.7	—		—		420.7
Pension and other postretirement benefits	107.2	—		(10.8	)o	96.4
Deferred income taxes	—	—		13.1	p	13.1
Other	47.0	—		9.4	q	56.4

Total Noncurrent Liabilities	574.9	—		11.7		586.6
Liabilities Subject to Compromise	896.7	(896.7	) j	—		—

Total Liabilities	1,744.7	(872.5)		11.7		883.9

Total Stockholders’ Equity	(654.2)	687.0		531.4 r		564.2

Total Liabilities and Stockholders’ Equity	$1,090.5	$(185.5)		$543.1		$1,448.1

Allocation of reorganization value to assets and liabilities

The reorganization value derived from the Company’s enterprise value of $1,150.0 million was allocated among Tronox’s assets in conformity with the purchase method of accounting guidance for business combinations included in ASC 805, Business Combinations (“ASC 805”), which requires recording assets and liabilities at fair value (except for deferred income taxes and pension and postretirement benefit obligations). The reorganization value was assigned first to tangible and identifiable intangible assets and then the excess of net asset values over reorganization value was recorded as an adjustment to equity.

All estimates, assumptions, valuations, appraisals and financial projections, including the fresh-start adjustments, the reorganization value and equity value projections, are inherently subject to significant uncertainties outside of management’s control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized and actual results could vary materially.

a.	Cash and cash equivalents — The adjustments to cash and cash equivalents represent net cash outflows, after giving effect to transactions pursuant to the Plan, including borrowings under a $125.0 million senior secured asset-based revolving credit agreement with Wells Fargo Capital Finance, LLC (the “Wells Revolver”) with a maturity date of February 14, 2015, receipt of proceeds from the Rights Offering; payments relating to the discharge of debts and other liabilities subject to compromise; and the funding of the environmental response and tort trusts.

Sources of funds:
Wells Revolver	$25.0
Rights Offering	185.0
Release of environmental settlement escrow	35.0
Transfer of environmental letters of credit	29.9
Transfer of surety bonds	15.0
5% cash premium on collateralized letters of credit	2.2

$292.1

Use of funds:
Environmental letters of credit	$(29.9)
Surety bonds	(15.0)
Cash settlement payments to environmental trusts	(270.0)
Cash settlement to tort trust	(16.5)
Admin., cure and 503(b)(9) claims	(3.7)
Settlement of secured and convenience claims	(0.9)
Professional and legal service fees	(12.0)
Prorated property taxes	(0.5)

$(348.5)

Net cash outflows from reorganization	$(56.4)

b.	Accounts receivable, net — The adjustment represents the transfer of certain trade and miscellaneous receivables to the environmental trusts.
c.	Inventories — The adjustment represents the transfer of finished goods and materials and supplies held at legacy sites to the environmental trusts.
d.	Prepaid and other assets — The adjustments to prepaid and other assets represent the transfer and release of funds on deposit related to letters of credit, surety bonds and environmental settlement escrow accounts that have been reclassified to cash and cash equivalents and used as “sources of funds,” along with the transfer of prepaid and other asset balances at legacy sites that have been transferred to the environmental trust.

Change in prepaid and other assets
Transfer of environmental letters of credit	$(29.9)
Release of environmental settlement escrow	(35.0)
Release of Kress Creek escrow account	(4.6)
Henderson prepaid land development costs	(2.0)
Transfer of surety bonds	(15.0)
5% cash premium on collateralized letters of credit	(2.2)

$(88.7)

e.	Property, plant and equipment, net — The adjustment represents the transfer of property, plant and equipment held at legacy sites to the environmental trust.
f.	Other long-term assets — The net adjustment represents the transfer of a $14.8 million investment in equity method investees to the Nevada Environmental Trust and $1.5 million in long-term receivables transferred to other environmental trusts, which were slightly offset by the recognition of $2.4 million in deferred financing fees related to the Wells Revolver.
g.	Accounts payable — The net adjustment represents payments made at emergence offset by accruals recorded for payments that will need to be made post-emergence as a result of execution of the Plan.
h.	Accrued liabilities — The adjustment represents $0.5 million in pro-rated property taxes related to sites that have been transferred to the environmental trusts as part of the Plan.
i.	Short-term debt — The change in the short-term debt balance represents a $25.0 million draw on the Wells Revolver that the Company made on the Effective Date.
j.	Liabilities subject to compromise — The adjustment to liabilities subject to compromise reflects the discharge of liabilities subject to compromise through a series of transactions involving cash and equity.

As discussed in Note 1, the Company applied fresh-start accounting pursuant to ASC 852 as of January 31, 2011. ASC 852 provides for, among other things, a determination of the value to be assigned to the assets of the reorganized Company. In applying fresh-start accounting on January 31, 2011, the Company recorded assets and liabilities at estimated fair value, except for deferred income taxes and certain liabilities associated with employee benefits, which were recorded in accordance with ASC 852 and ASC 740, Income Taxes (“ASC 740”), respectively. The significant assumptions related to the valuations of the Company’s assets and liabilities recorded in connection with fresh-start accounting are discussed herein. All valuation inputs, with the exception of the calculation of raw material inventories and the Company’s long-term debt, are considered to be Level 3 inputs, as they are based on significant inputs that are not observable in the market.

k.	Inventories — The Company recorded inventory at its fair value of $247.5 million, which was determined as follows:

•

Finished goods were valued based on the estimated selling price of finished goods on hand less costs to sell, including disposal and holding period costs, and a reasonable profit margin on the selling and disposal effort for each specific category of finished goods being evaluated;

•

Work in process was valued based on the estimated selling price once completed less total costs to complete the manufacturing process, costs to sell including disposal and holding period costs, a reasonable profit margin on the remaining manufacturing, selling, and disposal effort; and

•	Raw materials were valued based on current replacement cost, which approximates fair value.

l.	Property, plant, and equipment, net — The Company recorded a $143.7 million fair value step-up on its property, plant and equipment at the time of applying fresh-start accounting. The $143.7 million step-up was ascribed to the corresponding property, plant and equipment classes which included land, buildings, machinery and equipment and construction in progress, (collectively real and personal property). Fair value was based on the highest and best use of the assets. For the majority of assets, the indirect cost approach was utilized to value the assets.

Additionally, the Company recorded the fair value of lease tenements of $42.0 million using a discount rate of 19.1% based on the Company’s WACC adjusted for risks inherent to lease tenements and a remaining useful life of 16 years, depreciated on a unit of production basis.

m.	Intangible assets, net — The change in intangibles is due to the recognition of $335.1 million in separately identifiable intangible assets at fair value as a result of the application of fresh-start accounting.
n.	Other long-term assets — The change in other long-term assets is due to the write-off of $14.6 million of deferred financing fees that were related to Predecessor debtor-in-possession (“DIP”) financing facilities, which converted to a $425.0 million exit facility on February 14, 2011. The $14.6 million was partially offset by $0.8 million in deferred taxes recognized and $0.2 million related to the write-off of the net pension asset related to the Predecessor. At that time, additional deferred financing costs were capitalized based on the application of accounting principles. As of the emergence date, the fair value of debt changed where the stated coupon of the debt became par. Therefore all previous deferred financing costs were written-off.
o.	Pension and other postretirement benefits — The net adjustment reflects the fair value adjustments to pension obligations as a result of the application of fresh-start accounting.
p.	Deferred income taxes — The application of fresh-start accounting on January 31, 2011, resulted in the re-measurement of deferred income tax assets and liabilities associated with the revaluation of the Company’s assets and liabilities pursuant to ASC 852. Deferred income taxes were recorded at amounts determined in accordance with ASC 740.
q.	Other noncurrent liabilities — The net adjustment reflects the fair value adjustments to asset retirement obligations as a result of the application of fresh-start accounting.
r.	Stockholders’ equity — The adjustments reflect net gains relating to executing the Plan, gains related to revaluation of assets and “resetting” retained earnings and accumulated other comprehensive income to zero.

6. Accounts Receivable

Accounts receivable, exclusive of related party receivables and net of the related allowance for doubtful accounts, consisted of the following at March 31, 2012 and December 31, 2011:

	Successor
	March 31, 2012	December 31, 2011
Accounts receivable — trade	$347.5	$268.7
Other	1.6	2.6

Total	349.1	271.3
Allowance for doubtful accounts	(0.7)	(0.4)

Net	$348.4	$270.9

7. Inventories

Inventories, net of allowance for obsolete inventories and supplies, consisted of the following at March 31, 2012 and December 31, 2011:

	Successor
	March 31, 2012	December 31, 2011
Raw materials	$177.2	$123.5
Work-in-process	11.3	9.0
Finished goods(1)	168.4	130.3
Materials and supplies, net(2)	47.5	48.4

Total	$404.4	$311.2

(1)	Includes inventory on consignment to others of approximately $13.5 million at March 31, 2012 and $12.0 million at December 31, 2011.
(2)	Materials and supplies consist of processing chemicals, maintenance supplies and spare parts, which will be consumed directly and indirectly in the production of the Company’s products.

8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at March 31, 2012 and December 31, 2011:

	Successor
	March 31, 2012	December 31, 2011
Land	$24.2	$24.2
Buildings	45.8	44.9
Machinery and equipment	421.7	417.1
Construction-in-progress	60.8	49.1
Mineral leaseholds	42.0	42.0
Other	36.3	33.1

Total	630.8	610.4
Less accumulated depreciation, depletion and amortization	(72.0)	(55.9)

Net	$558.8	$554.5

Depreciation expense related to property, plant and equipment for the three months ended March 31, 2012, two months ended March 31, 2011 and one month ended January 31, 2011 was $16.1 million, $8.8 million, and $3.8 million, respectively.

9. Intangible Assets

Intangible assets, net consisted of the following at March 31, 2012 and December 31, 2011:

	Successor
	March 31, 2012	December 31, 2011
Intangible assets	$335.1	$335.1
Less accumulated amortization	(27.7)	(21.8)

Intangible assets, net	$307.4	$313.3

The gross cost and accumulated amortization of intangible assets at March 31, 2012 and December 31, 2011, by major intangible asset category, were as follows:

	000000000000	000000000000	000000000000
	Successor
	March 31, 2012
	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$293.9	$(23.6)	$270.3
TiO2 technology	31.9	(1.8)	30.1
Trade names	3.6	(0.9)	2.7
In-process research and development	5.0	(1.2)	3.8
Other	0.7	(0.2)	0.5

Total	$335.1	$(27.7)	$307.4

	Successor
	December 31, 2011
	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$293.9	$(18.6)	$275.3
TiO2 technology	31.9	(1.5)	30.4
Trade names	3.6	(0.7)	2.9
In-process research and development	5.0	(0.9)	4.1
Other	0.7	(0.1)	0.6

Total	$335.1	$(21.8)	$313.3

Amortization expense related to intangible assets for the three months ended March 31, 2012 and two months ended March 31, 2011 was $5.9 million and $3.9 million, respectively. There was no amortization expense related to intangible assets for the one month ended January 31, 2011.

Estimated future amortization expense related to intangible assets is as follows:

Total
Amortization
2012	$17.8
2013	23.7
2014	22.9
2015	22.8
2016	21.2
Thereafter	199.0

Total	$307.4

10. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2012 and December 31, 2011:

	Successor
	March 31, 2012	December 31, 2011
Employee-related costs and benefits	$20.8	$26.3
Sales rebates	7.9	8.2
Taxes other than income taxes	4.4	5.2
Interest	4.0	1.3
Asset retirement obligations	0.7	0.9
Reserves for environmental remediation and restoration	0.1	0.1
Other	3.6	3.7

Total	$41.5	$45.7

11. Debt

Short-term Debt

Short-term debt consisted of the following at March 31, 2012 and December 31, 2011:

Successor
	March 31, 2012	December 31, 2011
Wells Revolver(1)	$—	$—

Short-term debt	$—	$—

(1)	Average effective interest rate of 14.1% in 2011 and 0.0% in 2012 as there were no borrowings during the three months ended March 31, 2012.

Asset Based Lending Facility

On February 14, 2011 the Company entered into the Wells Revolver, a senior secured asset-based revolving credit agreement with Wells Fargo Capital Finance, LLC. The Wells Revolver has a maturity date of February 14, 2015. The Wells Revolver provides the Company with a committed source of capital with a principal borrowing amount of up to $125.0 million subject to a borrowing base, and also permits an expansion of up to $150.0 million. Borrowing availability under the Wells Revolver is subject to a borrowing base, which is related to certain eligible inventory and receivables held by the Company’s U.S. subsidiaries. As of March 31, 2012, the Company’s borrowing base was $125.0 million, less letters of credit outstanding of $26.3 million, for a total net availability of $98.7 million.

Borrowings under the Wells Revolver are secured by a first priority lien on substantially all of the Company’s and the subsidiary guarantors’ existing and future deposit accounts, inventory and receivables, and certain related assets, and a second priority lien on all of Tronox’s and the subsidiary guarantors’ other assets, including capital stock which serve as security under Tronox’s $425.0 million exit facility (the “Exit Financing Facility”).

The Wells Revolver bears interest at the Company’s option at either (i) the greater of the prime lending rate as announced by Wells Fargo Bank, N.A., (ii) the Federal Funds Rate plus 0.50%, or (iii) the one month LIBOR rate plus 0.50%, plus a margin that varies from 2.0% to 3.5% per annum depending on the average excess availability under the revolver. The unused portion of the Wells Revolver is subject to a commitment fee of 0.75% per annum on the average unused portion of the revolver, payable monthly in arrears. Interest is payable quarterly or, if the prime lending rate or Federal Funds Rate applies, is payable monthly.

During 2012, the Company had no borrowings against the Wells Revolver. During 2011, to facilitate its exit from bankruptcy and help pay for the buy-in of its 50% share of the Kwinana Facility TiO2 expansion, the Company borrowed $39.0 million against the Wells Revolver, which by December 31, 2011, was fully repaid using cash generated from operations.

On February 8, 2012, the Company amended the Wells Revolver to allow for the Transaction to occur while keeping the revolver in force.

Subsequent to the Transaction, Tronox Limited will have the opportunity to upsize or add additional asset based lending facilities in foreign jurisdictions up to a total limit of $400.0 million.

Long-Term Debt

Long-term debt consisted of the following at March 31, 2012 and December 31, 2011:

	Initial		Successor
	Principal Amount	Maturity Date	March 31, 2012	December 31, 2011
Term Facility(1)	$550.0	2/8/18	$550.0	$—
Exit Financing Facility(2)	$425.0	10/21/15	—	420.8
Co-generation Unit Financing Arrangement	$8.0	2/1/16	6.3	6.5

Total debt			556.3	427.3
Less: Long-term debt due in one year			(4.4)	(5.9)

Long-term debt			$551.9	$421.4

(1)	Average effective interest rate of 5.0% in 2012.
(2)	Average effective interest rate of 7.1% and 7.2% in 2012 and 2011, respectively.

The Company’s debt is recorded at historical amounts. At March 31, 2012 and December 31, 2011, the total carrying value of long-term debt approximates its fair value due to the variable interest rates and frequent repricing of such instruments. The fair value hierarchy for long-term debt is a Level 2 input.

The scheduled maturities of the Company’s long-term debt were as follows at March 31, 2012:

Total Debt
2012	$2.6
2013	7.1
2014	7.1
2015	7.1
2016	5.7
Thereafter	526.7

Total debt	$556.3

Exit Financing Facility

On February 14, 2011, the Company’s senior secured super-priority DIP and Exit Credit Agreement (the “Final DIP Facility”) with Goldman Sachs Lending Partners (“GSLP”), in accordance with its terms, converted into the Exit Financing Facility, with a maturity date of October 21, 2015.

The Exit Financing Facility bore interest at the greater of a base rate plus a margin of 4.0% or adjusted Eurodollar rate plus a margin of 5.0%. The base rate was defined as the greater of (i) the prime lending rate as quoted in the print edition of The Wall Street Journal, (ii) the Federal Funds Rate plus 0.50%, or (iii) 3%. The adjusted Eurodollar rate is defined as the greater of (i) the LIBOR rate in effect at the beginning of the interest period, or (ii) 2.0%. Interest was payable quarterly or, if the adjusted Eurodollar rate applied, it was payable on the last day of each interest period.

The Exit Financing Facility was secured by a first priority lien on substantially all of Tronox’s and the Subsidiary Guarantors’ existing and future property and assets.

The terms of the Exit Financing Facility provided for customary representations and warranties, affirmative and negative covenants and events of default. The terms of the covenants, subject to certain exceptions, restricted, among other things: (i) debt incurrence; (ii) lien incurrence; (iii) investments, dividends and distributions; (iv) dispositions of assets and subsidiary interests; (v) acquisitions; (vi) sale and leaseback transactions; and (vii) transactions with affiliates and shareholders. The Exit Financing Facility also contained covenants that limited the amount of capital expenditures to $55.0 million per year, with a carry-forward of the excess of the $55.0 million over the amount utilized in the prior year, but with no more than $15.0 million able to be carried-forward from one year to the next. In addition, the Exit Financing Facility required certain financial ratios to be maintained.

Term Facility

On February 8, 2012, the Company refinanced its Exit Facility and obtained a new Term Loan facility comprised of a $550.0 million Senior Secured Term Loan and a $150.0 million Senior Secured Delayed Draw Term Loan (together, the Term Facility). The Term Facility expressly permits the Transaction and, together with existing cash, is expected to fund the cash needs of the combined business, including any cash needs arising from the Transaction. The Term Facility has a maturity date of February 8, 2012.

The Term Facility bears interest at a base rate plus a margin of 2.25% or adjusted Eurodollar rate plus a margin of 3.25%. The base rate is defined as the greater of (i) the prime lending rate as quoted in the print edition of The Wall Street Journal, (ii) the Federal Funds Rate plus 0.50%, or (iii) 2%.

The Term Facility is secured by a first priority lien on substantially all of the Company’s and the subsidiary guarantors’ existing and future property and assets. This will include, upon the consummation of the Transaction, certain assets to be acquired in the Transaction.

The terms of the Term Facility provides for customary representations and warranties, affirmative and negative covenants and events of default. The terms of the covenants, subject to certain exceptions, restrict, among other things: (i) debt incurrence; (ii) lien incurrence; (iii) investments, dividends and distributions; (iv) dispositions of assets and subsidiary interests; (v) acquisitions; (vi) sale and leaseback transactions; and (vii) transactions with affiliates and shareholders.

In connection with the refinancing, the Company paid debt issuance costs of $24.5 million, of which $5.5 million was paid in 2011 and $19.0 million was paid in 2012. Such costs are recorded in “Prepaid and other assets” on the Condensed Consolidated Balance Sheet and are being amortized through the maturity date.

Co-generation Unit Financing Arrangement

In March 2011, the Tiwest Joint Venture acquired a steam and electricity gas fired co-generation plant, adjacent to its Kwinana pigment plant, through a five year financing arrangement. Tronox Western Australia Pty Ltd, the Company’s wholly owned subsidiary, owns a 50% undivided interest in the co-generation plant through the Tiwest Joint Venture. As a result, the Company incurred additional debt totaling $8.0 million, in order to finance its share of the asset purchase. Under the financing arrangement, monthly payments are required and interest accrues on the remaining balance owed at the rate of 6.5% per annum.

Financial Covenants

The Term Facility requires that a leverage ratio, as defined in the agreement, not exceed, as of the last day of any fiscal quarter, the correlative ratio as follows:

Fiscal Quarter Ending	Total Leverage Ratio
June 30, 2012 through December 31, 2015	3.00:1.00
March 31, 2016 and thereafter	2.75:1.00

The Wells Revolver contains various covenants and restrictive provisions which limits the Company’s ability to incur additional indebtedness. The Wells Revolver agreement requires us to maintain a Consolidated Fixed Charge Coverage Ratio of 1.0 to 1.0 calculated monthly, only if excess availability on the Wells Revolver is less than $18.75 million. If we are required to maintain the Consolidated Fixed Charge Coverage Ratio then either: i) the Consolidated Adjusted EBITDAR for the test period shall not be less than the Specified EBITDAR percentage of 65% of the Consolidated Adjusted EBITDAR of the parent and its subsidiaries for all periods ending on or prior to December 31, 2012 or ii) the Consolidated Adjusted EBITDAR during the test period shall not be less than the Specified EBITDAR threshold of $100.0 million; provided that the Specified EBITDAR threshold shall be reduced by $1.25 million on the last day of each month, commencing on January 31, 2012 and ending on December 31, 2012, until such time as the Specified Adjusted EBITDAR threshold is reduced to $85.0 million.

The Term Facility and the Wells Revolver are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth.

The Company was in compliance with its financial covenants at March 31, 2012. A breach of any of the covenants imposed on the Company by the terms of the Term Facility or the Wells Revolver could result in a default under the agreement. In the event of a default, the lenders could terminate their commitments to the Company and could accelerate the repayment of all of the Company’s indebtedness under the agreement. In such case, the Company may not have sufficient funds to pay the total amount of accelerated obligations, and its lenders could proceed against the collateral pledged.

Interest Expense

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended March 31,	Ended March 31,	Ended January 31,
	2012	2011	2011
Interest expense	$7.0	$5.1	$2.6
Amortization of deferred debt issuance costs	0.8	0.1	0.3
Other	0.4	0.2	—
Capitalized interest	(0.3)	(0.1)	—

Interest and debt expense	$7.9	$5.3	$2.9

For the one month ended January 31, 2011, interest expense excludes $2.8 million, which would have been payable under the terms of the Company’s $350.0 million 9.5% senior unsecured notes.

12. Other Assets and Other Liabilities

Prepaid and Other Current Assets — Prepaid and other current assets consisted of the following at March 31, 2012 and December 31, 2011:

	Successor
	March 31, 2012	December 31, 2011
Prepaid expenses	$5.9	$10.2
Cash collateralized letters of credit and surety bonds	5.0	4.9
Other	7.1	6.6

Total	$18.0	$21.7

Other Long-Term Assets — Other long-term assets consisted of the following at March 31, 2012 and December 31, 2011:

	Successor
	March 31, 2012	December 31, 2011
Debt issuance costs, net	$26.5	$8.4
Deferred tax benefits	8.3	9.0
Other, net	2.5	3.2

Total	$37.3	$20.6

Noncurrent Liabilities — Other — Noncurrent liabilities — other consisted of the following at March 31, 2012 and December 31, 2011:

	Successor
	March 31, 2012	December 31, 2011
Reserve for uncertain tax positions	$1.0	$0.9
Asset retirement obligations	30.5	29.2
Reserve for workers’ compensation and general liability claims	8.8	8.5
Reserves for environmental remediation and restoration	0.5	0.5
Other	6.3	1.9

Total	$47.1	$41.0

13. Commitments and Contingencies

Letters of Credit — At March 31, 2012, the Company had outstanding letters of credit in the amount of approximately $31.1 million, of which $26.3 million was outstanding under the Wells Revolver.

Other Commitments — The Company entered into certain agreements prior to the bankruptcy that required it to indemnify third parties for losses related to environmental matters, litigation and other claims. No material obligations are presently known and, thus, no reserve has been recorded in connection with such indemnification agreements.

Environmental Contingencies Related to Ongoing Businesses of Tronox — In accordance with ASC 450, Contingencies, and ASC 410, Asset Retirement and Environmental Obligations, Tronox Incorporated recognizes a loss and records an undiscounted liability when litigation has commenced or a claim or an assessment has been asserted, or, based on available information commencement of litigation or assertion of a claim or assessment is probable, and the associated costs can be estimated. It is not possible for the Company to reliably estimate the amount and timing of all future expenditures related to environmental matters because, among other reasons, environmental laws and regulations, as well as enforcement policies and clean up levels, are continually changing, and the outcome of court proceedings, alternative dispute resolution proceedings (including mediation) and discussions with regulatory agencies are inherently uncertain.

Tronox Incorporated believes that it has reserved adequately for the probable and reasonably estimable costs of known contingencies. There is no environmental litigation, claim or assessment that has been asserted nor is there any probability of an assessment or a claim for which the Company has not recorded a liability. However, additions to the reserves may be required as additional information is obtained that enables the Company to better estimate its liabilities. The Company cannot reliably estimate the amount of future additions to the reserves at this time. In certain situations, reserves may be probable but may not be estimable. Additionally, sites may be identified in the future where the Company could have potential liability for environmental related matters. If a site is identified, the Company will evaluate to determine what reserve, if any, should be established. For additional discussion of environmental matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company’s reserves for environmental contingencies related to its ongoing businesses amounted to $0.6 million at March 31, 2012, of which $0.5 million was classified in “Other Non-current Liabilities” on the Condensed Consolidated Balance Sheets.

The following table summarizes the contingency reserve balances, provisions, payments and settlements for the three months ended March 31, 2012, as well as balances, accruals and receipts of reimbursements of environmental costs from other parties.

Reserves for Environmental Remediation (1)
Successor: Balance at December 31, 2011	$0.6
Provisions/Accruals	—
Payments	—

Successor: Balance at March 31, 2012	$0.6

(1)	Balance at March 31, 2012 includes $0.3 million related to the Company’s Oklahoma Tech Center. These charges are reflected in the Condensed Consolidated Statements of Operations as “Provision for environmental remediation and restoration, net of reimbursements.”

Legal — The Western Australian Office of State Revenue (the “OSR”) continues to review their technical position on the imposition of stamp duty on the transfer of the Company’s shares related to Kerr-McGee’s restructuring in 2002 and from the share transfer related to the spinoff of the Company from Kerr-McGee in 2005. The OSR recently contacted the Company seeking additional information related to the 2005 spinoff. In addition, the OSR informed the Company that it has made a preliminary determination that the Company was land rich at the time of the 2002 share transfers and, as a result, the Company may be liable for stamp duty and penalties arising from that share transfer. The OSR has not made an assessment at this time and continues discussions with the Company and its legal advisors. The Company has accrued stamp duty on the 2002 transaction in the amount of $3.2 million based upon its position that the Company was not land rich at the time of the share transfers. The Company intends to exercise all of its legal and administrative remedies in the event that the OSR makes an assessment based upon its claim that it is land rich.

Registration Rights Agreement — On the Effective Date, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with certain stockholders of the Company party thereto. Pursuant to the Registration Rights Agreement, among other things, the Company was required to file with the SEC, pursuant to Section 13(a) of the Exchange Act, a registration statement for its common stock prior to September 30, 2011. The Company did not meet the September 30, 2011 deadline, and therefore, was subject to liquidation damages of approximately $2.0 million. The Company accrued $2.0 million related to such liability during 2011 and, as of December 31, 2011, the Company received and paid claims in the amount of $0.6 million. The remaining $1.4 million of claims were received and paid during the first quarter of 2012.

Other Matters — From time to time, the Company may be party to a number of legal and administrative proceedings involving environmental and/or other matters in various courts or agencies. These proceedings, individually and in the aggregate, may have a material adverse effect on the Company. These proceedings may be associated with facilities currently or previously owned, operated or used by the Company and/or its predecessors, some of which may include claims for personal injuries, property damages, cleanup costs and other environmental matters. Current and former operations of the Company may also involve management of regulated materials, which and are subject to various environmental laws and regulations including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (RCRA) or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which the Company operates.

14. Statements of Operations Data

Other Income (Expense) — The components of other income (expense) consisted of:

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended March 31,	Ended March 31,	Ended January 31,
	2012	2011	2011
Net unrealized and realized foreign currency gain (loss)	$(2.2)	$0.9	$1.5
Interest income	0.2	0.1	0.1
Other	0.6	—	—

Total	$(1.4)	$1.0	$1.6

Reorganization Income — Items resulting from the Company’s reorganization from bankruptcy are classified as “Reorganization income” on Condensed Consolidated Statements of Operations. Upon emergence from bankruptcy, the Company no longer reports reorganization income or expense. Any residual income or costs are included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Operations.

The Company’s net charges for reorganization items were as follows:

Predecessor
One Month
Ended January 31,
2011
Legal and professional fees	$(12.0)
Indirect environmental claims	(24.3)
Fees related to the Rights Offering and other debt related costs	(9.2)
Forgiveness of debt	127.7
Gain as a result of application of fresh-start accounting	531.4

Total	$613.6

15. Income Taxes

The following table presents the income tax provision, along with income from continuing operations and the effective tax rate:

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended March 31,	Ended March 31,	Ended January 31,
	2012	2011	2011
Income tax provision	$(17.4)	$(3.3)	$(0.7)
Income from Continuing Operations before Income Taxes	$103.7	$13.5	$632.2
Effective Tax Rate	16.8%	24.4%	0.1%

The tax provisions for the 2012 and 2011 Successor periods differ from the U.S. statutory rate of 35% primarily due to valuation allowances in the United States and income in foreign jurisdictions taxed at rates lower than 35%. In the one month ended January 31, 2011, the tax provision for the Predecessor period differs from the U.S. statutory rate of 35% primarily due to fresh-start adjustments, which were booked net of tax. Additionally, the Predecessor period effective tax rate was impacted by valuation allowances in multiple jurisdictions and income in foreign jurisdictions taxed at lower rates than 35%.

The application of fresh-start accounting on January 31, 2011 resulted in the re-measurement of deferred income tax liabilities associated with the revaluation of the Company’s assets and liabilities pursuant to ASC 852 (see Note 5). As a result, deferred income taxes were recorded at amounts determined in accordance with ASC 740 of $11.8 million as part of reorganization income. Additionally, during 2011, the Company released valuation allowances against certain of its deferred tax assets in the Netherlands and Australia resulting from this re-measurement.

For U.S. federal income tax purposes, typically the amount of cancellation of debt income (“CODI”) recognized, and accordingly the amount of tax attributes that may be reduced, depends in part on the fair market value of non-cash consideration given to creditors. On the Company’s date of emergence, the fair market value of non-cash consideration given was such that the creditors received consideration in excess of their claims. For this reason, the company did not recognize any CODI and retained all of its U.S. tax attributes. In addition, the Company is reflecting a tax deduction for the premium paid to the creditors of $1,129.7 million. This deduction will increase the Company’s net operating losses (“NOL’s”) in the United States and in various states where the company has filing requirements. The resulting federal tax benefit of $395.4 million and the estimated corresponding state tax benefit of $51.0 million, net of the deferred federal effect, have been fully offset by a valuation allowance in accordance with ASC 740, after considering all available positive and negative evidence. Because the financial offset for the consideration given to creditors was recorded through equity, neither the tax benefits nor the offsetting valuation allowance impacts are shown in the effective tax rate table above. Instead, the excess tax benefit, which nets to zero with the valuation allowance, is reflected as an equity adjustment.

Upon emergence from bankruptcy, the Company experienced an ownership change resulting in a limitation under IRC Sections 382 and 383 related to its U.S. NOL’s generated prior to emergence. The Company does not expect that the application of these limitations will have any material affect upon its U.S. federal or state income tax liabilities.

The Company continues to maintain a valuation allowance related to the net deferred tax assets in the United States. Future provisions for income taxes will include no tax benefits with respect to losses incurred and tax expense only to the extent of current payments until the valuation allowance in the United States is eliminated. ASC 740 requires that all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded.

16. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended March 31,	Ended March 31,	Ended January 31,
	2012	2011	2011
Income from Continuing Operations	$86.3	$10.2	$631.5
Shares (In thousands)	15,078	14,924	41,311
Effect of Dilutive Securities:
Restricted Stock	49	265	88
Warrants	587	604	—
Options	19	—	—

Total Dilutive Shares	15,733	15,793	41,399
Basic Income per Share	$5.72	$0.68	$15.29

Diluted Income per Share	$5.48	$0.65	$15.25

In computing diluted earnings per share under the treasury stock method, the Company considered potentially dilutive shares. The number of stock options that were anti-dilutive because they were not “in the money” was 1,152,408 for the one month ended January 31, 2011 at an average exercise price of $9.54.

The following table sets forth the computation of basic and diluted earnings per share from discontinued operations for the periods indicated:

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended March 31,	Ended March 31,	Ended January 31,
	2012	2011	2011
Loss from Discontinued Operations	$—	$—	$(0.2)
Basic Loss per Share	—	—	(0.01)

Diluted Loss per Share	$—	$—	$—

17. Stockholders’ Equity

Common Stock — The changes in common stock shares outstanding and treasury shares for the three months ended March 31, 2012 were as follows:

New common stock shares outstanding:
Outstanding at December 31, 2011	15,076,691
Stock-based compensation	8,443
Shares issued for warrants exercised	3,676
Claims	5

Balance at March 31, 2012	15,088,815

New common stock held as treasury shares:
Balance at December 31, 2011	94,513
Stock-based compensation	3,790

Balance at March 31, 2012	98,303

Warrants — As part of its emergence from bankruptcy, the Company authorized 544,041 Series A Warrants and 672,175 Series B Warrants. As of March 31, 2012, the Company had outstanding Series A Warrants to purchase 459,419 ordinary shares at an exercise price of $62.13 per ordinary share issued and outstanding and Series B Warrants to purchase 590,678 ordinary shares at an exercise price of $68.56 per ordinary share issued and outstanding. The warrants have anti-dilution protection for in-kind stock dividends, stock splits, stock combinations and similar transactions and may be exercised at any time during the period from February 14, 2011 to the close of business on February 14, 2018.

18. Stock-Based Compensation

Successor

On the Effective Date, the Company adopted the management equity incentive plan (the “MEIP”), which permits the grant of awards that constitute incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards, cash payments and other forms such as the compensation committee of the Board in its discretion deems appropriate, including any combination of the above. Subject to further adjustment, the number of shares available for delivery pursuant to the awards granted under the MEIP is 1.2 million shares. The shares awarded under the MEIP, may be authorized but unissued shares, authorized and issued shares reacquired and held as treasury shares or a combination thereof.

Grants to Board Members

As noted above, the MEIP authorized the issuance of restricted shares to eligible directors who were serving on the Board on the Effective Date. The equity compensation available under the MEIP to eligible directors consists of the following: (i) an equity retainer award; (ii) a primary award; and (iii) a secondary award. The terms of those specific awards are as follows:

•

Equity Retainer Award — Eligible directors who were serving on the Board on the Effective Date received shares of restricted stock with a value equal to $70,000, determined by dividing $70,000 by the average of the ten day trading price of the Company’s common stock for the ten day period commencing on the twentieth trading day following the Effective Date and rounding down to the nearest full share. The equity retainer award vest in four pro-rata equal installments on the last day of each quarter that ends during the covered period, provided that the eligible director is then providing services to the Board on each such vesting date.

•

Primary Award — Eligible directors who were serving on the Board on the Effective Date received a grant of 2,500 shares of restricted stock. The primary award restricted shares vest in twelve pro-rata equal installments on the last day of each calendar quarter that ends following the Effective Date, provided that the eligible director is then providing services to the Board on each such vesting date.

•	Secondary Award — Eligible directors who were serving on the Board on the Effective Date received grants of restricted shares as follows:

•	The Chairman of the Board received a secondary restricted share award of 6,500 shares.

•	Each Co-chairman of the Strategic Committee, who was not serving as Chairman of the Board, received a secondary restricted share award of 6,500 shares.

•	The Chairman of the Audit Committee, who was not serving as the Chairman of the Board or Chairman of the Strategic Committee, received a secondary restricted share award of 4,500 shares.

•	All eligible directors, other than the Chairman of the Board and the Chairmen of the Strategic Committee and Audit Committee, received a secondary restricted share award of 3,500 shares.

The secondary awards vest based on the following schedule, provided that the eligible director is then providing services to the Board on each such vesting date:(i) 12.5% on December 31, 2011, December 31, 2012 and December 31, 2013; (ii) 20% on December 31, 2014; and (iii) 42.5% on December 31, 2015; provided that all secondary restricted share awards shall immediately vest upon the consummation of a change in control of the Company, as specified in the MEIP.

Notwithstanding anything set forth to the contrary in the MEIP, effective January 1, 2014, the shareholders of the Company, may, upon a majority vote, resolve to terminate any or all unvested secondary restricted shares, and following such a vote, all such secondary restricted shares shall be cancelled and forfeited for no consideration.

Compensation expense related to these restricted stock awards was $0.2 million for the three months ended March 31, 2012 and $0.3 million for the two months ended March 31, 2011.

The following table summarizes restricted stock share activity with Board members for the three months ended March 31, 2012.

	Equity Retainer Award		Primary Award		Secondary Award
Restricted Shares	Number of Shares	Weighted-Avg. Grant Date Fair Value	Number Of Shares	Weighted-Avg. Grant Date Fair Value	Number of Shares	Weighted-Avg. Grant Date Fair Value
Balance at December 31, 2011	—	$—	10,008	$122.50	24,497	$122.50
Awards granted	—	—	—	—	—	—
Awards earned	—	—	(1,040)	122.50	—	—

Balance at March 31, 2012	—	$—	8,968	$122.50	24,497	$122.50

Outstanding awards expected to vest	—	$—	8,968	$122.50	24,497	$122.50

Grants to employees

On January 2, 2012, the Company granted to its employees 10,083 shares, which have graded vesting provisions. The Company is withholding the highest combined maximum rate imposed under all applicable federal, state, local and foreign tax laws on behalf of the employees that have received these awards. In accordance with ASC 718, Compensation – Stock Compensation, such restricted stock awards are classified as liability awards and are re-measured to fair value at each reporting date. Compensation expense related to employee restricted stock awards was $6.0 million and $2.6 million for the three months ended March 31, 2012 and two months ended March 31, 2011, respectively.

The following table summarizes restricted stock share activity with employees for the three months ended March 31, 2012.

	Number of Shares	Fair Value(1)
Balance at December 31, 2011	201,094	$107.91
Awards granted	10,083	120.13
Awards earned	(11,193)	122.50
Awards forfeited	—	—

Balance at March 31, 2012	199,984	$106.91

Outstanding awards expected to vest	199,984	$106.91

(1)	Represents the weighted-average grant-date fair value.

Stock Options

During 2012, the Company granted to its employees stock options, which have graded vesting provisions. The following table presents a summary of activity for the Company’s options for the three months ended March 31, 2012:

	Number of Options	Price (1)	Contractual Life Years (1)	Intrinsic Value(2)
Balance at December 31, 2011	69,000	$110.00	9.95	$0.7
Options issued	4,466	123.00	9.76	0.2

Outstanding at March 31, 2012	73,466	$110.79	9.71	$4.7

(1)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.
(2)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s stock at March 31, 2012 and the options’ exercise price.

Valuation and Cost Attribution Methods. Options’ fair value was determined on the date of grant using the Black-Scholes option-pricing model and was recognized in earnings on a straight-line basis over the employee service period of three years necessary to earn the awards, which is the vesting period. On January 3, 2012, the Company ran the Black-Scholes option-pricing model for the 4,466 options granted and used the following assumptions:

2012
Risk-free interest rate	1.97%
Expected dividend yield	0.0%
Expected volatility	48.6%
Expected term (years)	10.0
Per-unit fair value of options granted	$73.89

The Company used the fair market value and exercise price of $123.00, which was the closing price of TROX.PK recorded on January 3, 2012.

Expected Volatility — In setting the volatility assumption, the Company considered the most recent reported volatility of each compensation peer company. For the 2012 valuation, the peer company group included the following companies: Cabot Corporation, Celanese Corporation, Chemtura Corporation, Cliffs Natural Resources Inc., Cytec Industries Inc., Eastman Chemical Company, FMC Corporation, Freeport-McMoRan Copper & Gold Inc., Georgia Gulf Corporation, Huntsman Corporation, Kronos Worldwide, Inc., The Lubrizol Corporation, Nalco Holding Company, PPG Industries, Inc., Rockwood Holdings, Inc., RPM International Inc., The Sherwin-Williams Company, Solutia Inc., Southern Copper Corporation, Teck Resources Limited, The Valspar Corporation, W.R. Grace & Co, and Westlake Chemical Corporation.

Risk-free interest rate — The Company used a risk-free interest rate of 1.97%, which was the yield of the ten year U.S. Treasury Note.

Compensation expense related to the Company’s nonqualified stock option awards for the three months ended March 31, 2012 and two months ended March 31, 2011 was $0.5 million and nil, respectively.

Predecessor

Upon emergence from bankruptcy, all predecessor common stock equivalents, including but not limited to stock options and restricted stock units of the Company vested and were immediately cancelled with the Plan.

Overview — The Company’s Long Term Incentive Plan (“LTIP”) authorized the issuance of shares of its Class A common stock to certain employees and non-employee directors any time prior to November 16, 2015, in the form of fixed-price stock options, restricted stock, stock appreciation rights or performance awards. As of the Effective Date, all stock-based awards previously issued under the Predecessor’s LTIP plan vested and were immediately cancelled.

For the one month ended January 31, 2011, the Company recognized $0.1 million of compensation expense related to restricted stock-based awards, which was based on the fair value of the awards. During the one month ended January 31, 2011, the valuation allowance was adjusted for activity during each period. For this reason, any tax benefit associated with compensation expense had a corresponding offset to the valuation allowance, yielding no overall income tax benefit.

The following table summarizes information about restricted stock award, performance award and stock option activity for the one month ended January 31, 2011:

	Restricted Stock Awards & Stock Opportunity Grants		Performance Awards	Stock Options
	Number of	Fair	Number Of	Number of		Contractual	Intrinsic
Restricted Shares	Shares	Value(1)	Units	Options	Price(2)	Life (Years)(2)	Value(3)
Balance at December 31, 2010	148,053	$4.92	2,689,150	1,152,408	$9.54	5.31	$9.54
Awards vested/cancelled	(148,053)	—	(2,689,150)	(1,152,408)	—	—	—

Balance at January 31, 2011	—	$—	—	—	$—	—	$—

(1)	Represents the weighted average grant date fair value.
(2)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.
(3)	Reflects aggregate intrinsic value based on the difference between the market price of the Company’s stock and the options’ exercise price.

19. Cash Flows Statement Data

Other noncash items included in the reconciliation of net income to net cash flows from operating activities include the following:

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended March 31,	Ended March 31,	Ended January 31,
	2012	2011	2011
Workers’ compensation and insurance liability	$0.6	$0.2	$0.1
Abandonment expense	0.3	0.3	—
Asset retirement obligation accretion expense	0.5	0.3	0.1
Asset retirement obligation changes in estimates	—	0.9	—
Inventory write-downs	—	0.7	—
FIN 48 liability adjustment	—	1.0	(0.4)
Other net adjustments	0.9	—	—

Total	$2.3	$3.4	$(0.2)

Other, net, included in the reconciliation of net income to net cash flows from operating activities includes the following:

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended March 31,	Ended March 31,	Ended January 31,
	2012	2011	2011
Pension and postretirement	$(1.5)	$(0.7)	$—
Asset retirement obligation expenditures	—	(0.4)	—
Environmental expenditures, net of reimbursements	—	33.1	—
Other net adjustments	1.3	(0.5)	1.0

Total	$(0.2)	$31.5	$1.0

20. Pension and Other Postretirement Healthcare Benefits

The components of net periodic pension and postretirement healthcare cost for the three months ended March 31, 2012, two months ended March 31, 2011 and one month ended January 31, 2011 were as follows:

	Retirement Plans			Postretirement Healthcare Plan
	Successor		Predecessor	Successor		Predecessor
	Three Months Ended March 31,	Two Months Ended March 31,	One Month Ended January 31,	Three Months Ended March 31,	Two Months Ended March 31,	One Month Ended January 31,
	2012	2011	2011	2012	2011	2011
Net periodic cost:
Service cost	$1.2	$0.5	$0.2	$0.1	$—	$—
Interest cost	6.3	3.9	1.9	0.1	0.1	—
Expected return on plan assets	(6.0)	(3.7)	(2.0)	—	—	—
Net amortization — Prior service cost (credit)	—	—	—	—	—	(1.1)
Net amortization — Actuarial (gain) loss	—	—	0.5	—	—	0.1

Sub-total net periodic cost (income)	$(1.5)	$0.7	$0.6	$0.2	$0.1	$(1.0)

21. Related Party Transactions

The Company conducts transactions with Exxaro Australia Sands Pty Ltd (“Exxaro”), the Company’s 50% partner in the Tiwest Joint Venture. The Company purchased, at open market prices, raw materials used in its production of TiO2 and Exxaro’s share of TiO2 produced by the Tiwest Joint Venture. The Company also provided administrative services and product research and development activities, which were reimbursed by Exxaro. For the three months ended March 31, 2012, two months ended March 31, 2011 and one month ended January 31, 2011, the Company made payments of $82.9 million, $12.8 million and $44.0 million, respectively, and received payments of $7.0 million, $2.0 million and nil, respectively, related to these transactions.

22. Segment Information

The Company has one reportable segment representing its pigment business. The pigment segment primarily produces and markets TiO2 and has production facilities in the United States, Australia, and the Netherlands. The pigment segment also includes heavy minerals production operated through Exxaro. The heavy minerals production is integrated with the Company’s Australian pigment plant, but also has third-party sales of minerals not utilized by its pigment operations. Electrolytic and other chemical products (which do not constitute reportable segments) represent the Company’s other operations which are comprised of electrolytic manufacturing and marketing operations, all of which are located in the United States, and are reported in “Other Activities” when reconciling segmented information. Segment performance is evaluated based on segment operating profit (loss), which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, environmental provisions related to sites no longer in operation, gains on land sales from properties not used in current operations, income tax expense or benefit and other income (expense).

		Other Activities
	Pigment Segment	Electrolytic	Corporate and Other	Total
Successor: January 1 through March 31, 2012
Net Sales	$402.5	$30.8	$0.3	$433.6
Income (Loss) from operations	141.1	(1.1)	(27.0)	113.0
Interest and debt expense				(7.9)
Other income (expense)				(1.4)
Income (Loss) from Continuing Operations before Income Taxes				$103.7
Total Assets	$1,650.7	$85.5	$166.8	$1,903.0
Depreciation, Depletion and Amortization	19.0	2.0	1.1	22.1
Capital Expenditures	12.1	0.8	7.8	20.7

Successor: February 1 through March 31, 2011
Net Sales	$244.0	$22.9	$0.2	$267.1
Income (Loss) from operations	24.5	0.3	(7.0)	17.8
Interest and debt expense				(5.3)
Other income				1.0
Income from Continuing Operations before Income Taxes				$13.5
Total Assets	$1,238.9	$86.9	$121.5	$1,447.3
Depreciation, Depletion and Amortization	11.1	1.2	0.8	13.1
Capital Expenditures	14.7	1.1	0.5	16.3

Predecessor: January 1 through January 31, 2011
Net Sales	$93.1	$12.1	$2.4	$107.6
Income (Loss) from operations	21.4	0.7	(2.2)	19.9
Interest and debt expense				(2.9)
Other income				1.6
Reorganization income				613.6
Income from Continuing Operations before Income Taxes				632.2
Total Assets	$714.7	$117.5	$258.3	$1,090.5
Depreciation, Depletion and Amortization	3.3	0.6	0.2	4.1
Capital Expenditures	4.2	0.8	0.5	5.5

	Successor		Predecessor
	Three Months Ended March 31,	Two Months Ended March 31,	One Month Ended January 31,
	2012	2011	2011
Net Sales(1)
U.S. operations	$230.1	$137.9	$60.1
International operations
The Netherlands	78.7	46.9	15.1
Australia	124.8	82.3	32.4

Total	$433.6	$267.1	$107.6

Net Property, Plant and Equipment
U.S. operations	$201.2	$196.7	$164.4
International operations
The Netherlands	54.9	58.0	49.0
Australia	302.7	193.3	104.1

Total	$558.8	$448.0	$317.5

(1)	Based on country of production.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the audited Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009 and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. See “Cautionary Note Regarding Forward-Looking Statements.”

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of Income (Loss) from Operations, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because they provide us and readers of this annual statement with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of this annual statement should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures. Reconciliations of Income (Loss) from Operations to Income (Loss) from Continuing Operations, the most comparable U.S. GAAP measure, are provided herein.

General

Tronox, Incorporated (“Tronox” or the “Company”) is one of the leading producers and marketers of titanium dioxide (“TiO2”) pigment, which is used in consumer products such as paint, plastic and certain specialty products. We are one of the few TiO2 manufacturers with global operations having production facilities and sales and marketing presence in the Americas, Europe and the Asia-Pacific regions.

We operate chloride process TiO2 production facilities in Hamilton, Mississippi, Botlek, the Netherlands, and Kwinana, Western Australia. The Hamilton, Mississippi facility is the third largest plant of its kind and the facility in Kwinana, Western Australia is a fully integrated facility that is part of our joint venture. The joint venture is an integral aspect of our operations due to its backward integration into titanium ore raw materials. See our discussion of the Tiwest Joint Venture below.

Our global presence enables us to sell our products to a diverse portfolio of customers with whom we have well-established relationships. Our customer base consists of more than 1,000 customers in approximately 90 countries and includes market leaders in each of the major end-use markets for TiO2. In addition, we have supplied each of our top ten customers with TiO2 for more than ten years.

In addition to our pigment business, we have other operations that manufacture and market electrolytic and specialty chemical products. Our electrolytic and other chemical products businesses produce electrolytic manganese dioxide, sodium chlorate, boron-based and other specialty chemicals and is focused on three end-use markets: advanced battery materials, sodium chlorate for pulp and paper manufacture and specialty boron products serving the semi-conductor, pharmaceutical and igniter industries.

Tiwest Joint Venture

	Nature of Business	2011%	2010%	2009%
Tiwest Joint Venture	Titanium minerals, and pigment production	50%	50%	50%

The Company operates the Tiwest Joint Venture with Exxaro Australia Sands Pty Ltd., which is a subsidiary of Exxaro. The Tiwest Joint Venture operates a chloride process TiO2 plant located in Kwinana, Western Australia (the “Kwinana Facility”), a mining operation in Cooljarloo, Western Australia, and a mineral separation plant and a synthetic rutile processing facility, both in Chandala, Western Australia.

The Tiwest Joint Venture is a contractual relationship between Tronox and Exxaro whereby each party hold an undivided interest in each asset of the joint venture, and are proportionally liable for each of the joint venture’s liabilities. The Tiwest Joint Venture is not a separate legal entity and does not enter into any transactions. Transactions are entered into by the joint venture partners who have the right to sell their own product, collect their proportional share of the revenues and absorb their share of costs. As such, the Company does not account for the Tiwest Joint Venture under the equity method.

The Company accounts for its share of the Tiwest Joint Venture’s assets that are jointly controlled and its share of liabilities for which it is jointly responsible on a proportionate gross basis in its Condensed Consolidated Balance Sheet. Additionally, the Company accounts for the revenues generated from its share of the products sold and its share the expenses of the joint venture on a gross basis in its Condensed Consolidated Statements of Operations.

Through a separate agreement, the Company is responsible for the marketing of Exxaro’s TiO2, in which capacity it acts as principal and bears the credit risk for such sales. As the Company acts as principal, the total tonnes of TiO2 from the Tiwest Joint Venture sold are included in the Company’s net sales and the cost to acquire any tonnes from Exxaro is included in the Company’s cost of goods sold.

Segment Evaluation

Our business has one reportable segment, pigment. The pigment segment primarily produces and markets TiO2 and has production facilities in the United States, Australia, and the Netherlands. Our other business line, electrolytic and other chemical products, is comprised of our electrolytic manufacturing and marketing operations. Corporate and other is comprised of corporate activities and businesses that are no longer in operation. Although electrolytic and other chemical products and corporate and other do not constitute reportable segments under Accounting Standards Codification (“ASC”) 280, Segment Reporting, they are discussed and disclosed separately herein as management believes that providing this information is useful to the readers.

We evaluate the pigment segment’s performance separately based on segment income (loss) from operations, which represents the results of segment operations before unallocated costs, such as general corporate expenses not identified to a specific segment, environmental provisions related to sites no longer in operation, interest and debt expense, income tax expense or benefit, reorganization income (expense) and other income (expense). Total income (loss) from operations of our segment and other business lines is a financial measure of our performance, which is not determined in accordance U.S. GAAP, as it excludes the items listed above, all of which are components of “Income (Loss) from Continuing Operations” on the Condensed Consolidated Statements of Operations, the most comparable U.S. GAAP measure.

Acquisition of Exxaro Mineral Sands Operations

On September 25, 2011, we entered into a definitive agreement (the “Transaction Agreement”) with Exxaro Resources Limited (“Exxaro”) and certain of its affiliated companies, to acquire 74% of its South African mineral sands operations, including its Namakwa and KZN Sands mines, separation facilities and slag furnaces, along with Exxaro’s 50% share of the Tiwest Joint Venture in Western Australia (together “Exxaro Mineral Sands”), which we refer to as the Transaction (the “Transaction”).

Pursuant to a Registration Statement on Form S-4 (File No. 333-178835) declared effective by the Securities and Exchange Commission (the “SEC”) on May 4, 2012 (the “Registration Statement”) for the initial public offering of shares of Tronox Limited’s Class A common stock, par value $0.01 per share (“New Common Stock”), Tronox Limited will issue 16,445,827 shares of its Class A common stock in a registered initial public offering (the “equity public offering”). On May 30, 2012, the Company will hold a special meeting of the stockholders of Tronox Incorporated to adopt the Transaction Agreement for the purpose of approving the Transaction, and therefore become subject to the Constitution of Tronox Limited and applicable provisions of Australian law.

In the Transaction, the existing business of Tronox Incorporated will be combined with the Exxaro Mineral Sands business under a new Australian holding company, Tronox Limited. The Transaction will be effectuated in two primary steps. In the first step, Tronox Incorporated will become a subsidiary of Tronox Limited, with Tronox Incorporated stockholders receiving one Class A Share and $12.50 in cash for each share of Tronox Incorporated common stock, unless the holder elects to receive an exchangeable share of Tronox Limited (subject to proration), which will be exchangeable for one Class A Share of Tronox Limited and an amount in cash equal to $12.50 without interest (the “Exchangeable Shares”). The Exchangeable Shares will not be transferable until after December 31, 2012, but the Tronox Limited Class A Shares, including those delivered upon the exchange of an Exchangeable Share, will be transferable. In the second step, Tronox Limited will acquire Exxaro Mineral Sands in exchange for issuance of Class B Shares to Exxaro and one of its subsidiaries. Upon completion of the Transaction, assuming no Tronox Incorporated stockholders elect to receive Exchangeable Shares, former Tronox Incorporated stockholders and Exxaro will hold 15,238,612 Class A Shares and 9,950,856 Class B Shares, respectively, representing approximately 61.5% and 38.5%, respectively, of the voting power in Tronox Limited.

As of the closing of the Transaction, Tronox Limited will be the world’s third-largest producer and marketer of TiO2 manufactured via chloride technology, as well as was the third-largest titanium feedstock producer and the second largest zircon producer. Tronox Limited will have global operations in the Americas, Europe, South Africa and the Asia-Pacific region. Its assured feedstock supply and global presence, combined with a focus on providing customers with world-class products, end-use market expertise and strong technical support, will allow it to continue to sell products to a diverse portfolio of customers in various regions of the world, with most of whom it has well-established relationships. Tronox Limited will operate three TiO2 facilities at the following locations: Hamilton, Mississippi, Botlek, The Netherlands and Kwinana, Australia representing 465,000 tonnes of annual TiO2 production capacity. Additionally, Tronox Limited will operate three separate mining operations: KZN Sands located in South Africa, Namakwa Sands located in South Africa and Tiwest located in Australia, which have a combined production capacity of 723,000 tonnes of titanium feedstock and 265,000 tonnes of zircon.

Tiwest Joint Venture — As noted above, in the second step, Tronox Limited will acquire Exxaro Mineral Sands. Exxaro Mineral Sands is composed of Exxaro Sands and Exxaro TSA Sands in South Africa, and Exxaro’s 50.0% interest in the Tiwest Joint Venture. As such, Tronox Limited will own 100% of the Tiwest Joint Venture as of the date of the Transaction.

Segment Evaluation — Subsequent to the Transaction, Tronox Limited will have two reportable segments, Pigment and Minerals. The Pigment segment will primarily produce and market TiO2, and will have production facilities in the United States, Australia, and the Netherlands. The Minerals segment will include the exploration, mining and beneficiation of mineral sands deposits. These operations will produce titanium feedstock, including ilmenite, chloride slag, slag fines and rutile, as well as the co-products pig iron and zircon. Tronox Limited’s Other business line will be comprised of its electrolytic manufacturing and marketing operations and corporate and other, which will be comprised of corporate activities, as well as businesses that are no longer in operation.

Recent Developments

Exit Facility Refinancing — On February 8, 2012, the Company refinanced the Exit Financing Facility. The Company obtained a new Goldman Sachs facility comprised of a $550.0 million Senior Secured Term Loan and a $150.0 million Senior Secured Delayed Draw Term Loan (together, the Term Facility). The Term Facility expressly permits the Transaction and, together with existing cash, is expected to fund the cash needs of the combined business, including any cash needs arising from the Transaction.

Wells Revolver Amendment — On February 8, 2012, the Company amended the Wells Revolver to allow for the Transaction to occur while keeping the revolver in force.

Emergence from Chapter 11

On January 12, 2009 (the “Petition Date”), Tronox and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). On November 30, 2010 (the “Confirmation Date”), the Bankruptcy Court confirmed (the “Confirmation Order”) the Debtors’ First Amended Joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code, dated November 5, 2010 (as amended and confirmed, the “Plan”).

Material conditions to the Plan were resolved during the period from the Confirmation Date until January 26, 2011. Subsequently, on February 14, 2011 (the “Effective Date”), Tronox Incorporated emerged from bankruptcy and continued operations as reorganized Tronox Incorporated.

The consummation of the Plan resulted in a substantial realignment of the interests in the Company between existing prepetition creditors and stockholders. As a result, we were required to adopt fresh-start accounting. Having resolved the material contingencies related to implementing the Plan on January 26, 2011 and due to the proximity to the end of month accounting period, which closed on January 31, 2011, we applied fresh-start accounting as of January 31, 2011. We evaluated the activity between January 26, 2011 and January 31, 2011 and, based upon the immateriality of such activity, concluded that the use of January 31, 2011 to reflect the fresh-start accounting adjustments was appropriate for financial reporting purposes. The use of the January 31, 2011 date is for financial reporting purposes only and does not affect the Effective Date of the Plan. Accordingly, the financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Tronox and its subsidiaries on a fresh-start basis for the period following January 31, 2011 (“Successor”), and of Tronox and its subsidiaries on a historical basis for the periods through January 31, 2011 (“Predecessor”).

Business Environment

The following discussion includes trends and factors that may affect future operating results.

Supply and Demand — The majority of our revenue has come from the sale of TiO2 (85.1% in the first quarter of 2012 and 83.4% in the first quarter of 2011). TiO2 is a chemical used in many “quality of life” products, such as paints, plastics, paper, inks and rubber as well as in various specialty applications. Supply and demand for TiO2 products is currently in balance globally allowing producers to maintain high capacity utilization rates (production levels). Over the long-term, we expect demand for TiO2 to grow by approximately 3% to 4% per year. This is consistent with our expectation for the long-term growth in GDP.

Pricing — Due to supply and demand dynamics, TiO2 prices rose significantly during 2011 but increases have moderated in early 2012 in part due to normal seasonality and therefore pricing increased modestly over the fourth quarter of 2011, while being significantly higher than the first quarter of 2011. Going forward, we expect the market to remain in balance enabling prices to remain at current levels and/or increase at moderate rates.

Raw Materials — The primary raw materials used in the production of TiO2, titanium feedstock ore, experienced significant increases in price during 2011, which have continued into 2012. Our price for raw materials during the first quarter of 2012 increased over 100% compared to the first quarter of 2011. As the cost of titanium feedstock continues to rise, our operating expenses will continue to increase. Due to the constraints of adding significant new production capacity for titanium feedstock, we expect titanium feedstock production to remain constrained thereby putting upward pressure on our raw material costs.

Seasonality — The demand for TiO2 during any given year is subject to seasonal fluctuations. TiO2 sales are generally higher in the second and third quarters of the year primarily due to the increase in paint production to meet demand resulting from the spring and summer painting season in North America and Europe. We continue to believe that in the absence of material new supply and the continued long term development of demand, the medium and long term supply and demand fundamentals of the TiO2 market will remain strong. The impacts from the seasonality of the fourth quarter 2011 and the first quarter of 2012, compounded by destocking of inventory by customers and the impact of the economic slowdown in China, are still present in the market as of the date of this filing. However, we believe those issues will improve in the coming months.

Currency Exchange Rates — The financial condition and results of operations of our operating entities in the Netherlands and Australia are reported in various foreign currencies and then converted into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, any volatility of the U.S. dollar against these foreign currencies creates uncertainty for and may have a positive or negative impact on reported sales and operating margin. During the first quarter of 2012, we experienced unfavorable foreign currency effects. Foreign currency effects appear in our financial statements in several ways. First, they impact reported amounts of revenues and expenses and are embedded in each line item of the financials. Second, for changes in reported asset and liability amounts in either income and expense or in cumulative translation adjustments in “Accumulated other comprehensive income (loss)” on the Condensed Consolidated Balance Sheets. Foreign currency losses recognized in “Other income (expense)” on the Condensed Consolidated Statements of Operations was $2.2 million for the three months ended March 31, 2012.

Competition — Each of the markets in which we compete is highly competitive. Competition is based on a number of factors such as price, product quality and service. We face significant competition from major international and smaller regional competitors. Our most significant competitors include major chemical and materials manufacturers and diversified companies, a number of which have substantially larger financial resources, greater personnel and larger facilities than we do.

Within the end-use markets in which we compete, competition between products is intense. We face substantial risk that certain events, such as new product development by competitors, changing customer needs, production advances for competing products or price changes in raw materials, could cause our customers to switch to our competitors’ products.

Government Regulations and Environmental Matters — We are subject to extensive regulation by federal, state, local and foreign governments. Governmental authorities regulate the generation and treatment of waste and air emissions at our operations and facilities. At many of our operations, we also comply with worldwide, voluntary standards developed by the International Organization for Standardization (“ISO”) a nongovernmental organization that promotes the development of standards and serves as a bridging organization for quality and environmental standards, such as ISO 9002 for quality management and ISO 14001 for environmental management. We are in compliance with applicable environmental rules and regulations. Currently, we do not have any outstanding notices of violations or orders from regulatory agencies.

Consolidated Results of Operations

The Three Months Ended March 31, 2012 Compared to the Combined Three Month Period Ended March 31, 2011

The following table presents results of operations for the periods indicated. References to 2011 refer to the combined three month period ended March 31, 2011, which include the Successor period and the Predecessor period, unless otherwise indicated.

	Successor		Predecessor
	Three Months Ended March 31, 2012	Two Months Ended March 31, 2011	One Month Ended January 31, 2011	Change, 2012 from Combined Three Months 2011
	(Millions of dollars)
Net Sales	$433.6	$267.1	$107.6	$58.9
Cost of goods sold	(276.3)	(229.8)	(82.3)	35.8

Gross Margin	157.3	37.3	25.3	94.7
Selling, general and administrative expenses	(44.3)	(19.5)	(5.4)	(19.4)

Income from Operations	113.0	17.8	19.9	75.3
Interest and debt expense	(7.9)	(5.3)	(2.9)	0.3
Other income (expense)	(1.4)	1.0	1.6	(4.0)
Reorganization income	—	—	613.6	(613.6)

Income from Continuing Operations before Income Taxes	103.7	13.5	632.2	(542.0)
Income tax provision	(17.4)	(3.3)	(0.7)	(13.4)

Income from Continuing Operations	$86.3	$10.2	$631.5	$(555.4)

Net sales increased $58.9 million, or 15.7%, to $433.6 million for 2012, from $374.7 million for 2011. Pigment segment sales accounted for approximately 92.8% of our total sales during 2012 and approximately 90.0% in 2011. Increases in sales price of both TiO2 and mineral products during 2012 resulted in a $130.4 million increase in net sales, while decreases in sales volumes of both TiO2 and mineral products resulted in a $61.7 million decrease in net sales. Additionally, the impact of foreign currency exchange rate changes related to TiO2 decreased net sales by $3.3 million. See discussion of Net Sales by business line for further information.

Costs of goods sold decreased $35.8 million, or 11.5%, to $276.3 million for 2012, from $312.1 million for 2011. The decrease is primarily due to a decrease in volume, offset by higher raw material, chemicals, energy and employee related costs year over year. Also contributing to the increase is unfavorable exchange rate changes primarily due to movements in the Australian dollar versus the U.S. dollar. Cost of goods sold as a percentage of net sales was 63.7% during 2012 down from 83.3% during 2011 primarily due to increased sales prices partially offset by the higher costs.

Gross margin increased $94.7 million, or 151.3%, to $157.3 million for 2012, from $62.6 million for 2011. Gross margin percentage improved to 36.3% during 2012, up from 16.7% during 2011. Gross margin and gross margin percentage improved primarily due to the increased selling prices, discussed above, partially offset by decreased sales volumes, higher costs and unfavorable exchange rate changes. See discussion of Income (Loss) from Operations by business line for further information.

Selling, general and administrative expenses increased $19.4 million, or 77.9%, to $44.3 million for 2012, from $24.9 million for 2011. The increase was primarily due to costs associated with the acquisition of Exxaro’s mineral sands operations, as well as increased employee variable compensation and benefit costs.

Costs associated with the acquisition of Exxaro Mineral Sands, including banker fees, legal and professional fees, as well as costs associated with the preparation and amending of the Form S-4 and costs associated with the integration of Exxaro Mineral Sands that will occur after the closing of the transaction amounted to approximately $9.1 million. Employee variable compensation and benefit costs increased costs by approximately $9.1 million due to the implementation of incentive cash and stock compensation programs. Amortization of intangible assets increased $2.0 million due to an additional month of amortization in 2012 and travel and entertainment increased $1.0 million. Other costs decreased $1.8 million.

Interest and Debt expense decreased $0.3 million, or 3.7%, to $7.9 million for 2012, from $8.2 million for 2011. The decreased costs are primarily attributable to lower interest rates and lower amortization of debt issuance costs on the Term Facility in existence in 2012. Additionally, during 2011, interest expense excluded $2.8 million that would have been payable under the terms of the $350.0 million 9.5% senior unsecured notes, which was not accrued while we were in bankruptcy in accordance with ASC 852, Reorganizations.

Other income (expense) decreased $4.0 million to an expense of $1.4 million for 2012, from income of $2.6 million for 2011. The change was primarily due to foreign currency losses of $2.2 million during 2012 as compared to foreign currency gains of $2.4 million in 2011. The remaining increase of $0.8 million is attributable to increases and decreases in other miscellaneous items such as interest income and other non-operating income.

Reorganization income was income of $613.6 million for 2011. The 2011 income is primarily the result of the application of fresh-start accounting as of January 31, 2011, which resulted in a $659.1 million gain being recognized due to implementation of fresh-start accounting and the discharge of debt and satisfaction of claims that was only partially offset by $45.5 million of reorganization items including legal and professional fees, claims adjustments and other fees related to the rights offering and debt financing. As of emergence, we no longer report reorganization expense. Any residual reorganization costs are primarily included in selling, general and administrative expenses.

Income tax provision was $17.4 million for the three months ended March 31, 2012, representing an effective tax rate of 16.8% on pre-tax income of $103.7 million. In the two months ended March 31, 2011, we recorded a tax provision of $3.3 million, representing an effective tax rate of 24.4% on pre-tax income of $13.5 million. In the one month ended January 31, 2011, we recorded a tax provision of $0.7 million, representing an effective tax rate of 0.1% on pre-tax income of $632.2 million.

The tax provisions for the three months ended March 31, 2012 and the two months ended March 31, 2011 differ from the U.S. statutory rate of 35% primarily due to valuation allowances in the U.S. and income in foreign jurisdictions taxed at rates lower than 35%.

In the one month ended January 31, 2011, the tax provision differs from the U.S. statutory rate of 35% primarily due to fresh-start adjustments, which were booked net of tax.

Discussion by business lines for the Three Months Ended March 31, 2012 Compared to the Combined Three Month Period Ended March 31, 2011

The following table presents results of operations for the periods indicated. References to 2011 refer to the combined three month period ended March 31, 2011, which include the Successor period and the Predecessor period, unless otherwise indicated.

	Successor		Predecessor
	Three Months Ended March 31, 2012	Two Months Ended March 31, 2011	One Month Ended January 31, 2011	Change, 2012 from Combined Three Months 2011
	(Millions of dollars)
Net Sales
Pigment segment	$402.5	$244.0	$93.1	$65.4
Electrolytic and other chemical products	30.8	22.9	12.1	(4.2)
Corporate and Other	0.3	0.2	2.4	(2.3)

Net Sales	$433.6	$267.1	$107.6	$58.9

Income from Operations
Pigment segment	$141.1	$24.5	$21.4	$95.2
Electrolytic and other chemical products	(1.1)	0.3	0.7	(2.1)
Corporate and Other	(27.0)	(7.0)	(2.2)	(17.8)

Income from Operations	$113.0	$17.8	$19.9	$75.3

Net Sales

Pigment segment net sales increased $65.4 million, or 19.4%, to $402.5 million for 2012, from $337.1 million during 2011. Net sales include the sale of TiO2, as well as the sale of heavy minerals, such as ilmenite, rutile, synthetic rutile, leucoxene, zircon, activated carbon and staurolite, produced by the Tiwest Joint Venture.

During 2012, TiO2 sales accounted for approximately 89.8% of pigment segment net sales, and the increase in TiO2 sales accounted for $42.6 million, or 65% of the total increase in pigment segment net sales. The increase was primarily due to a 37% increase (excluding foreign currency effects) in the price per metric tonne, offset by a 17% decrease in TiO2 sales volumes. Higher TiO2 pricing resulted in an increase to sales of approximately $99.2 million, which was offset by a decrease in sales volumes of $53.3 million. Higher sales prices are primarily due to the supply and demand balance in TiO2 markets which enabled us to pass through price increases to our customers primarily in 2011, which we have maintained in 2012. Decreased sales volumes are primarily a result of temporary factors, namely “destocking,” the process by which manufacturers and other end users pare down their inventories. Additionally, the impact of foreign currency exchange rate changes related to TiO2 decreased net sales by $3.3 million.

The majority of the remaining increase in pigment segment net sales of $22.8 million, or 35% is attributable to increase in the sale of heavy minerals produced by the Tiwest Joint Venture. The increase was primarily due to an increase in price and a higher valued sales mix year over year. Higher pricing resulted in an increase to sales of approximately $20.4 million, while the sales mix increased sales by $2.4 million. The largest contributor to the increase was synthetic rutile. Synthetic rutile accounted for approximately $17.8 million of the increase due to an increase in sales volume of over 100%, as well as an increase in the average price per tonne from the first quarter of 2011 to the first quarter of 2012 of over 100%.

Electrolytic and other chemical products net sales decreased $4.2 million, or 12.0%, to $30.8 million for 2012, from $35.0 million during 2011. The decrease in sales was primarily due to decreases in volumes sold of $4.9 million for sodium chlorate and electrolytic manganese dioxide (“EMD”), offset by higher prices of $0.7 million due to maintaining price increases despite competitive conditions.

Corporate and Other net sales decreased $2.3 million, or 88.5%, to $0.3 million for 2012, from $2.6 million during 2011. Net sales in corporate and other, is primarily attributable to sulfuric acid sales which decreased as a result of the sulfuric acid operation being transferred to an environmental remediation trust upon emergence from bankruptcy.

Income from Operations

Pigment segment income from operations increased $95.2 million, to $141.1 million for 2012, from $45.9 million during 2011. The increase was primarily due to the effects of higher TiO2 sales prices partially offset by lower sales volumes and higher production costs and selling, general and administrative expenses.

Increased TiO2 net sales of $42.6 million were partially offset by lower sales volumes, as discussed above, and increased production costs of $20.6 million, which includes $0.8 million of favorable foreign currency effects. Higher costs were primarily due to increase in raw material (titanium ores), chemicals and employee related costs. Higher sales prices of heavy minerals produced by the Tiwest Joint Venture, slightly offset by lower volumes sold, resulted in increased revenue of $22.8 million, as discussed above. Additionally, decreased costs of goods sold of $2.5 million for heavy minerals contributed to the $25.3 million increase in operating profit. SG&A and other costs for the pigment segment increased operating income $0.4 million for the first quarter 2012.

Electrolytic and other chemical products income from operations decreased $2.1 million, to a loss of $1.1 million for 2012, from income of $1.0 million during 2011. Decreased profitability was driven by decreased sales volumes resulting in lower production and delivery costs and selling, general and administrative expenses. Net sales were unfavorable $4.2 million. Lower volumes produced and sold during 2012 reduced costs and freight increasing operating profit $3.4 million and $0.2 million, respectively. Selling, general and administrative and other items were unfavorable $1.6 million. Included in selling, general and administrative expenses is $0.2 million of amortization of customer relationship intangible assets.

Corporate and Other had an operating loss of $27.0 million 2012, from an operating loss of $9.2 million during 2011. Costs associated with the acquisition of Exxaro Mineral Sands, including banker fees, legal and professional fees, as well as costs associated with the preparation and amending of the Form S-4 and costs associated with the integration of Exxaro Mineral Sands that will occur after the closing of the transaction amounted to approximately $9.1 million. Additionally, employee variable compensation and benefit costs increased due to the implementation of incentive cash and stock compensation programs. Included in the operating loss is $0.8 million of amortization of TiO2 technology, trade names, and in-process research and development intangible assets.

Financial Condition and Liquidity

The following table provides information for the analysis of our historical financial condition and liquidity:

	Successor
	March 31,	December 31,
	2012	2011
	(Millions of dollars)
Cash and cash equivalents	$222.7	$154.0
Working capital(1)	704.1	488.1
Total assets	1,903.0	1,657.4
Total long-term debt	$556.3	$427.3

(1)	Represents excess of current assets over current liabilities.

As of March 31, 2012, our total liquidity was $321.4 million, which was comprised of $98.7 million available under our $125.0 million Asset Based Lending Facility (the “Wells Revolver”) and $222.7 million in cash and cash equivalents. As of March 31, 2012, we had no amounts drawn on the Wells Revolver, but had $31.1 million of committed letters of credit, of which $26.3 million were against the Wells Revolver. In the first quarter, cash and cash equivalents increased $68.7 million, reflecting the refinancing of our $425.0 million Exit Financing Facility to a $550.0 million Term Loan, partially offset by cash used in operations and cash used to pay the fees associated with the refinancing. Working capital increased $216.0 million reflecting increases in accounts receivable, due primarily to the timing of such sales and higher selling prices, as well as inventories which reflects the increased cost of raw materials and therefore finished goods as well.

At March 31, 2012, we held cash and cash equivalents in the respective jurisdictions: United States $123.6 million, Australia $35.3 million and Europe $63.8 million. Our credit facilities limit transfers of funds from subsidiaries in the United States to foreign subsidiaries. Foreign subsidiaries do not have limits on transferring funds to the United States or between themselves. We have in place intercompany financing agreements that enable the movement of cash to the United States, if needed.

During 2012, our use of cash will include servicing our interest and debt repayment obligations, making pension contributions, as well as to fund certain capital expenditures for innovative initiatives, productivity enhancements and maintenance and safety requirements. Further, to the extent it is necessary to fund certain seasonal demands of our operations and to support revenue growth; an additional modest use of cash may be needed for working capital. New sources of liquidity may include additional drawings on the Wells Revolver, financing other assets, and/or non-core asset sales, all of which are allowable, with certain limitations, under our existing credit agreements.

In connection with the proposed Transaction, expected cash needs to cover the disclosed merger consideration to our current shareholders of approximately $190.0 million is expected to be covered by cash and cash equivalents and the refinancing of our term debt together with other sources of liquidity. As discussed below, we have amended the Exit Financing Facility and the Wells Revolver to facilitate the Transaction. This includes, but is not limited to, the modification of restrictions in the agreements which limit the use of funds, increasing the amount of financing available to the company and an ability to accommodate the local capital needs of the combined company.

In summary, we expect that our cash on hand, coupled with future cash flows from operations and other sources of liquidity, including the Wells Revolver, will provide sufficient liquidity to allow us to meet our projected cash requirements.

Cash Flows

The following table presents cash flow for the periods indicated:

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended March 31,	Ended March 31,	Ended January 31,
	2012	2011	2011
	(Millions of dollars)
Net cash used in operating activities	$(19.7)	$(4.2)	$(283.1)
Net cash used in investing activities	(20.7)	(8.3)	(5.5)
Net cash provided by financing activities	110.2	12.9	207.6
Effect of exchange rate changes on cash	(1.1)	0.4	0.3

Net increase (decrease) in cash and cash equivalents	$68.7	$0.8	$(80.7)

Cash Flows from Operating Activities — Cash flows from operating activities for 2012 were a use of funds of $19.7 million compared to a use of funds of $287.3 million for 2011. The $267.6 million decrease in cash used for operating activities during 2012 reflects the effects of our emergence from bankruptcy during the one month ended January, 31, 2011, including the funding of the environmental and tort trusts, the payment of claims and professional fees in cash, and clearance of our liabilities subject to compromise. During the three months ended March 31, 2012, cash flows used in operating activities reflects increases in both accounts receivable, primarily due to higher selling prices, and inventories, which reflects the increased cost of production.

Cash Flows from Investing Activities — Net cash used in investing activities increased $6.9 million, to $20.7 million during 2012, compared to $13.8 million during 2011. The increase was due to increased capital expenditures during 2012. Capital expenditures for 2012 are expected to be in the range of $85.0 million to $95.0 million, exclusive of capital expenditures associated with the businesses to be acquired.

Cash Flows from Financing Activities - Net cash provided by financing activities was $110.2 million compared $220.5 million in 2011. During 2012, we refinanced the Exit Facility with a $550.0 million Term Facility resulting in a net cash inflow of $110.5 million. Additionally, we paid a $0.6 million fee to Wells Fargo to amend our existing revolving credit agreement, as discussed below. The 2011 amount was primarily due to the receipt of $185.0 million in proceeds from the rights offering that we executed in conjunction with our emergence from bankruptcy, as well as borrowings against the Wells Revolver. During 2011, to facilitate our exit from bankruptcy and help pay for the buy-in of our 50% share of the Kwinana TiO2 expansion, we borrowed $39.0 million against the Wells Revolver, which by December 31, 2011, was fully repaid using cash generated from operations.

Capital Resources

Term Facility

On February 8, 2012, we refinanced our Exit Facility with a new Goldman Sachs facility comprised of a $550.0 million Senior Secured Term Loan and a $150.0 million Senior Secured Delayed Draw Term Loan (together, the Term Facility). The Term Facility expressly permits the Transaction and, together with existing cash, is expected to fund the cash needs of the combined business, including any cash needs arising from the Transaction.

The Term Facility bears interest at a base rate plus a margin of 2.25% or adjusted Eurodollar rate plus a margin of 3.25%. The base rate is expected to be defined as the greater of (i) the prime lending rate as quoted in the print edition of The Wall Street Journal, (ii) the Federal Funds Rate plus 0.50%, or (iii) 2%.

The Term Facility is secured by a first priority lien on substantially all of the Company’s and the subsidiary guarantors’ existing and future property and assets. This will include, upon the consummation of the Transaction, certain assets to be acquired in the Transaction.

Exit Financing Facility

On February 14, 2011, the Final DIP Facility, in accordance with its terms, converted into a $425.0 million exit facility (the “Exit Financing Facility”) under substantially the same terms and conditions that existed under the Final DIP Facility, with a maturity date of October 2015. The Exit Financing Facility was secured by the same assets as the Final DIP Facility, subject however to certain subordination agreements (as more fully described below under the heading “Asset Based Lending Facility”).

Asset Based Lending Facility

On February 14, 2011, we entered into a senior secured asset-based revolving credit agreement with Wells Fargo Capital Finance, LLC (the “Wells Revolver”) with a maturity date of February 14, 2015. The Wells Revolver provides us with a committed source of capital with a principal borrowing amount of up to $125.0 million, subject to a borrowing base, and also permits an expansion of up to $150.0 million. Borrowing availability under the Wells Revolver is subject to a borrowing base, which is related to certain eligible inventory and receivables held by our U.S. subsidiaries. As of March31, 2012, our borrowing base was $125.0 million, less letters of credit outstanding of $26.3 million, for a total net availability of $98.7 million.

Borrowings under the Wells Revolver are secured by a first priority lien on substantially all of the Company’s and the subsidiary guarantors’ existing and future deposit accounts, inventory and receivables, and certain related assets, and a second priority lien on all of Tronox’s and the subsidiary guarantors’ other assets, including capital stock which serve as security under the Exit Term Facility.

The Wells Revolver bears interest at the Company’s option at either (i) the greater of the prime lending rate as announced by Wells Fargo Bank, N.A., (ii) the Federal Funds Rate plus 0.50%, or (iii) the one month LIBOR rate plus 0.50%, plus a margin that varies from 2% to 3.5% per annum depending on the average excess availability under the revolver. The unused portion of the Wells Revolver is subject to a commitment fee of 0.75% per annum on the average unused portion of the revolver, payable monthly in arrears. Interest is payable quarterly or, if the prime lending rate or Federal Funds Rate applies, is payable monthly.

On February 8, 2012, we amended the Wells Revolver to allow for the Transaction to occur while keeping the revolver in force. Subsequent to the Transaction, Tronox Limited will have the opportunity to upsize or add additional asset based lending facilities in foreign jurisdictions up to a total limit of $400.0 million to include a dedicated facility for the South African operations included in the Transaction of approximately 900 million Rand.

Financial Covenants

The Company has financial covenants on the Term Facility and Wells Revolver.

The terms of the Term Facility provides for customary representations and warranties, affirmative and negative covenants and events of default. The terms of the covenants, subject to certain exceptions, restrict, among other things: (i) debt incurrence; (ii) lien incurrence; (iii) investments, dividends and distributions; (iv) dispositions of assets and subsidiary interests; (v) acquisitions; (vi) sale and leaseback transactions; and (vii) transactions with affiliates and shareholders. In addition, the Term Facility will require that a leverage ratio, as defined in the agreement, not exceed, as of the last day of any fiscal quarter, the correlative ratio as follows:

Fiscal Quarter Ending	Total Leverage Ratio
June 30, 2012 through December 31, 2015	3.00:1.00
March 31, 2016 and thereafter	2.75:1.00

The Wells Revolver contains various covenants and restrictive provisions which limits our ability to incur additional indebtedness. The Wells Revolver agreement requires us to maintain a Consolidated Fixed Charge Coverage Ratio of 1.0 to 1.0 calculated monthly, only if excess availability on the Wells Revolver is less than $18.75 million. If we are required to maintain the Consolidated Fixed Charge Coverage Ratio then either: i) the Consolidated Adjusted EBITDAR for the test period shall not be less than the Specified EBITDAR percentage of 65% of the Consolidated Adjusted EBITDAR of the parent and its subsidiaries for all periods ending on or prior to December 31, 2012 or ii) the Consolidated Adjusted EBITDAR during the test period shall not be less than the Specified EBITDAR threshold of $100.0 million; provided that the Specified EBITDAR threshold shall be reduced by $1.25 million on the last day of each month, commencing on January 31, 2012 and ending on December 31, 2012, until such time as the Specified Adjusted EBITDAR threshold is reduced to $85.0 million.

The Wells Revolver and the Exit Financing Facility are subject to an intercreditor agreement pursuant to which the lenders’ respective rights and interests in the security are set forth.

We were in compliance with our financial covenants at March 31, 2012 and December 31, 2011. A breach of any of the covenants imposed on the Company by the terms of the Exit Financing Facility or Wells Revolver could result in a default under the agreement. In the event of a default, the lenders could terminate their commitments to us and could accelerate the repayment of all of our indebtedness under the agreement. In such case, we may not have sufficient funds to pay the total amount of accelerated obligations, and our lenders could proceed against the collateral pledged.

Deployment of Capital

Tronox Limited’s policy with respect to the deployment of capital cannot be determined until after the closing of the combination when the newly constituted Tronox Limited Board can consider its plans and policies. However, management currently intends to recommend the following actions to the Board of Tronox Limited shortly following the closing:

•	Raising additional debt financing in an amount between $750.0 million and $1.0 billion in either additional term loans and/or unsecured bonds;

•	Issuing a special dividend of $25.00 per share;

•	Authorizing up to $250.0 million of share repurchases under certain circumstances;

•	Adopting a regular quarterly dividend commencing in the fourth quarter 2012; and

•	A split of the shares on an approximate ratio of between 7:1 and 9:1.

There is no assurance that management will make these recommendations or, if the recommendations are made, that they will be adopted by the Board of Tronox Limited and ultimately pursued. These recommendations are subject to a number of factors, including, but not limited to, the availability of financing, the performance of the combined business, and the cash needs of the combined business.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions regarding matters that are inherently uncertain and that ultimately affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The estimates and assumptions are based on management’s experience and understanding of current facts and circumstances. These estimates may differ from actual results. Certain of our accounting policies are considered critical as they are both important to reflect our financial position and results of operations and require significant or complex judgment on the part of management. The following is a summary of certain accounting policies considered critical by the management.

Long-Lived Assets

Key estimates related to long-lived assets include useful lives, recoverability of carrying values and existence of any retirement obligations. As a result of future decisions, such estimates could be significantly modified. The estimated useful lives of our property, plant and equipment range from three to forty years and depreciation is recognized on the straight-line basis. Useful lives are estimated based upon our historical experience, engineering estimates and industry information. Our estimates include an assumption regarding periodic maintenance and an appropriate level of annual capital expenditures to maintain the assets.

Long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate that carrying value may be greater than future net cash flows. Such evaluations involve a significant amount of judgment since the results are based on estimated future events, such as sales prices, costs to produce the products, the economic and regulatory climates and other factors. We evaluate impairments by asset group for which the lowest level of independent cash flows can be identified. If the sum of these estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized for the excess of the carrying amount of the asset over its estimated fair value.

Intangible Assets

Intangible assets with finite useful lives are amortized on the straight-line basis over their estimated useful lives. The amortization methods and remaining useful lives are reviewed annually. The carrying amounts are reviewed at each financial year-end to determine whether there is any indication of impairment.

Asset Retirement Obligations

To the extent a legal obligation exists, an asset retirement obligation is recorded at its estimated fair value and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is measured using expected future cash outflows discounted at Tronox’s credit-adjusted risk-free interest rate. No market-risk premium has been included in our calculation of ARO balances since no reliable estimate can be made by management.

Our most significant ARO at March 31, 2012 and December 31, 2011 was our share of mine closure and rehabilitation costs associated with the Tiwest Joint Venture. Significant judgment is applied in estimating the ultimate cost that will be required to rehabilitate the mines.

Environmental Remediation and Other Contingency Reserves

Our management makes judgments and estimates in accordance with applicable accounting rules when it establishes reserves for environmental remediation, litigation and other contingent matters. Provisions for such matters are charged to expense when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. Estimates of environmental liabilities, which include the cost of investigation and remediation, are based on a variety of matters, including, but not limited to, the stage of investigation; the stage of the remedial design; the availability of existing remediation technologies; presently enacted laws and regulations; and the state of any related legal or administrative investigation or proceedings

Income Taxes

We have operations in several countries around the world and are subject to income and similar taxes in these countries. The estimation of the amounts of income tax involves the interpretation of complex tax laws and regulations and how foreign taxes affect domestic taxes, as well as the analysis of the realizability of deferred tax assets, tax audit findings and uncertain tax positions. Although we believe our tax accruals are adequate, differences may occur in the future, depending on the resolution of pending and new tax matters.

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided against a deferred tax asset when it is more likely than not that all or some portion of the deferred tax asset will not be realized. We periodically assess the likelihood that we will be able to recover our deferred tax assets, and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate. ASC 740, Income Taxes, requires that all available positive and negative evidence be weighted to determine whether a valuation allowance should be recorded.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the amount that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued as part of tax expense, where applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized.

Pension and Postretirement Accounting

We provide pension and postretirement benefits for qualifying employees worldwide. However, we froze our U.S. nonqualified and qualified benefit plans in 2008 and 2009, respectively. These plans are accounted for and disclosed in accordance with ASC 715, Compensation — Retirement Benefits.

Recent Accounting Pronouncements

On January 1, 2012, the Company adopted the required guidance under ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which changed the presentation requirements of comprehensive income by improving the comparability, consistency, and transparency of financial reporting and increased the prominence of items reported in other comprehensive income. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements. During 2011, the FASB issued ASU 2011-12, which deferred certain requirements of ASU 2011-05. The Company did not adopt such deferred requirements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”), which changes certain fair value measurement and disclosure requirements, clarifies the application of existing fair value measurement and disclosure requirements and provides consistency to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2012:

	Contractual Obligation Payments Due by Year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of dollars)
Long-term debt (including interest)(1)	$690.0	$28.0	$60.7	$57.5	$543.8
Ore contracts(2)	1,269.3	422.2	631.1	216.0	—
Other purchase obligations(3)	212.8	92.4	73.7	12.4	34.3
Operating leases (excluding railcar leases)	119.1	15.1	21.6	19.6	62.8
Railcar leases	16.4	2.6	4.7	4.1	5.0

Total	$2,307.6	$560.3	$791.8	$309.6	$645.9

(1)	The Company calculated the Term Facility interest at a base rate of 2% plus a margin of 2.25%.
(2)	Approximately 58% of current annual usage acquired from one supplier.
(3)	Includes obligations to purchase requirements of process chemicals, supplies, utilities and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market, credit, operational and liquidity risks (see “Financial Condition and Liquidity” discussion above) in the normal course of business, which are discussed below. We manage these risks through normal operating and financing activities and, when appropriate, through the use of derivative instruments. Tronox does not invest in derivative instruments for speculative purposes, but historically has entered into, and may enter into, derivative instruments for hedging purposes in order to reduce the exposure to fluctuations in interest rates, natural gas prices and exchange rates.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle and are expected to do so in the near term as ore prices are expected to increase rapidly over the next few years. The Company tries to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk.

Credit Risk

A significant portion of the Company’s liquidity is concentrated in trade accounts receivable that arise from sales of TiO2 to customers in the paint and coatings industry. The industry concentration has the potential to impact the Company’s overall exposure to credit risk, either positively or negatively, in that its customers may be similarly affected by changes in economic, industry or other conditions. The Company performs ongoing credit evaluations of its customers, and uses credit risk insurance policies from time to time as deemed appropriate to mitigate credit risk but generally does not require collateral. The Company maintains allowances for potential credit losses based on historical experience.

Interest Rate Risk

The Company is exposed to interest rate risk with respect to its variable rate debt. Currently, we do not have interest rate swaps on this exposure. Using a sensitivity analysis and a hypothetical 1.0% increase in interest rates from those in effect at March 31, 2012, the increase in Tronox Incorporated’s annual interest expense on the variable-rate debt of $550.0 million would have reduced net income by approximately $5.5 million.

Foreign Exchange Risk

The Company manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates, particularly in the Netherlands and Australia. Costs in the Netherlands and Australia are incurred, in part, in local currencies other than the U.S. dollar. In Europe, a majority of our revenues and costs are in the local currency creating a partial natural hedge. In Australia however, the majority of our revenues are in U.S. dollars, while a majority of the costs are in Australian dollars. This leaves the Company exposed to movements in the Australian dollar versus the U.S. dollar. In order to manage this risk, we have from time to time entered into forward contracts to buy and sell foreign currencies as “economic hedges” for these foreign currency transactions. As of March 31, 2012, we did not have any forward contracts in place.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be party to a number of legal and administrative proceedings involving environmental and/or other matters in various courts or agencies. These proceedings, individually and in the aggregate, may have a material adverse effect on the Company. These proceedings may be associated with facilities currently or previously owned, operated or used by the Company and/or its predecessors, some of which may include claims for personal injuries, property damages, cleanup costs and other environmental matters. Current and former operations of the Company may also involve management of regulated materials, which and are subject to various environmental laws and regulations including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (RCRA) or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which the Company operates.

The Western Australian Office of State Revenue (the “OSR”) continues to review their technical position on the imposition of stamp duty on the transfer of the Company’s shares related to Kerr-McGee’s restructuring in 2002 and from the share transfer related to the spinoff of the Company from Kerr-McGee in 2005. The OSR recently contacted the Company seeking additional information related to the 2005 spinoff. In addition, the OSR informed the Company that it has made a preliminary determination that the Company was land rich at the time of the 2002 share transfers and, as a result, the Company may be liable for stamp duty and penalties arising from that share transfer. The OSR has not made an assessment at this time and continues discussions with the Company and its legal advisors. The Company has accrued stamp duty on the 2002 transaction in the amount of $3.2 million based upon its position that the Company was not land rich at the time of the share transfers. The Company intends to exercise all of its legal and administrative remedies in the event that the OSR makes an assessment based upon its claim that it is land rich.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our Registration Statement on Form S-4 (File No. 333-178835) declared effective by the SEC on May 4, 2012 (the “Registration Statement”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As part of its emergence from bankruptcy, the Company issued shares of new common stock, par value $0.01 (“New Common Stock”) for the settlement of certain claims filed in the bankruptcy. As a part of these claims settlements the Company issued:

•	7,634,554 shares of New Common Stock for the settlement of certain general unsecured claims.

•

6,819,857 shares of New Common Stock in exchange for a $185.0 million rights offering (the “Rights Offering”) open to certain general unsecured creditors and backstopped by certain groups. The backstop parties, a group of holders of the Company’s $350.0 million 9.5% senior unsecured notes, committed to purchase any of the New Common Stock that was not subscribed to in the Rights Offering, thereby assuring that we received the full $185.0 million. In return for this commitment, the backstop parties received 545,589 shares of New Common Stock as consideration equal to 8.0% of the $185.0 million equity commitment.

•

544,041 Series A Warrants and 672,175 Series B Warrants to holders of equity prior to its emergence from bankruptcy to purchase their pro rata share of a combined total of 7.5% of the Company’s New Common Stock. The Series A Warrants have an exercise price of $62.13 per share and the Series B Warrants have an exercise price of $68.56 per share. The warrants may be exercised at any time during the period from February 14, 2011 to the close of business on February 14, 2018. As of March 31, 2012, 84,622 Series A Warrants have been exercised in exchange for 45,141 shares of New Common Stock and 81,497 Series B Warrants have been exercised in exchange for 38,397 shares of New Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1*	Rule 13a-14(a) Certification of Thomas Casey, Tronox Incorporated.

31.2*	Rule 13a-14(a) Certification of Thomas Casey, Tronox Limited.

31.3*	Rule 13a-14(a) Certification of Daniel D. Greenwell, Tronox Incorporated.

31.4*	Rule 13a-14(a) Certification of Daniel D. Greenwell, Tronox Limited.

32.1*	Section 1350 Certification for Thomas Casey, Tronox Incorporated.

32.2*	Section 1350 Certification for Thomas Casey, Tronox Limited.

32.3*	Section 1350 Certification for Daniel D. Greenwell, Tronox Incorporated.

32.4*	Section 1350 Certification for Daniel D. Greenwell, Tronox Limited.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Each document marked with an asterisk is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRONOX INCORPORATED

Date: May 25, 2012	By:	/s/ Thomas Casey
Thomas Casey
Chairman of the Board and Chief Executive Officer

	By:	/s/ Daniel D. Greenwell
Daniel D. Greenwell
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRONOX LIMITED

Date: May 25, 2012	By:	/s/ Thomas Casey
Thomas Casey
Chairman of the Board and Chief Executive Officer

	By:	/s/ Daniel D. Greenwell
Daniel D. Greenwell
Chief Financial Officer